Form 10QSB
period 2007-03-31
ACCELERIZE NEW MEDIA INC
filed 2007-06-08
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended March 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________
Commission File Number: [000-52635]

ACCELERIZE NEW MEDIA, INC.
(Exact name of small business issuer as specified in charter)

Delaware	20-3858769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6477 HIGHWAY 93 SOUTH
SUITE 303
WHITEFISH, MONTANA 59937
(Address of principal executive offices)

(406) 892-2161
(Issuer's telephone number)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At June 1, there were 21,156,330 shares of common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes [  ] No [X]

When used in this quarterly report, the terms “Accelerize,” " we," "our," and "us" refers to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I-FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS
Current Assets:
Cash	$63,140
Accounts receivable	27,740
Prepaid expenses	2,575
Total current assets	93,455

Website development costs, net of accumulated amortization of $96,715	81,118

Fixed assets, net of accumulated depreciation of $2,672	29,397
Goodwill	580,547
Total assets	$784,517

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$364,543
Payable to former member	65,211
Deferred revenues- short-term	277,265
Total current liabilities	707,019

Deferred revenue- long-term	176,579
Total liabilities	883,598

Stockholders' Deficit:
Preferred stock A, $.15 par value; 2,000,000 shares authorized, 54,000 issued
and outstanding	728,567
Common stock; $.001 par value; 100,000,000 shares authorized;
21,021,700 shares issued and outstanding	21,022
Additional paid-in capital	2,065,831
Accumulated deficit	(2,914,501)

Total stockholders’ deficit	(99,081)

Total liabilities and stockholders’ deficit	$784,517

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month period ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenues	$209,584	$21,374

Operating expenses:
Selling, general & administrative	692,827	1,698,738
Total operating expenses	692,827	1,698,738

Operating loss	(483,243)	(1,677,364)

Other expense:
Interest expense	(529)	-
	(529)	-

Net loss	(483,772)	(1,677,364)

Less dividend issued for series A preferred stock	19,751	-

Net loss attributable to common stock	$(503,523)	$(1,677,364)

Basic and diluted loss per common share	$(0.02)	$(0.09)

Basic and diluted weighted average common
shares outstanding	20,935,381	17,733,333

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Three-month period ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(483,772)	$(1,677,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,752	1,842
Fair value of shares issued for services	-	1,550,000
Fair value of options granted	17,742	-
Changes in operating assets and liabilities:
Accounts receivable	(4,081)	-
Accrued interest	529	-
Accounts payable and accrued expenses	78,058	9,834
Deferred revenue	35,929	-

Net cash used in operating activities	(314,843)	(115,688)

Cash flows used in investing activity:
Website development costs	(36,287)	(14,738)

Net cash used in investing activity	(36,287)	(14,738)

Cash flows from financing activities:
Common stock to be issued	-	(20,000)
Proceeds from issuance of shares of common stock	-	350,000

Net cash provided by financing activities	-	330,000

Net (decrease) increase in cash	(351,130)	199,574

Cash, beginning of period	414,270	20,224

Cash, end of period	$63,140	$219,798

Supplemental disclosures of cash flow information:
Cash paid for interest	$529	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Goodwill results from acquisition and corresponding increase in	$580,547	$-
Assets	$44,105	$-
Liabilities	$519,652	$-
Common stock and additional paid-in capital	$105,000	$-

See Notes to the Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007 and 2006

NOTE 1: DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN:

Accelerize New Media, Inc. (“the Company”), a Delaware Corporation, incorporated on November 22, 2005, is an online based media and customer acquisition solutions provider that was formed through the contribution of the business operations of Accelerize New Media, a sole proprietorship owned by one of the Company’s current management team members which marketed two product offerings, EDGAR INDEX and MapGui.

The Company provides internet development services and turnkey customer acquisition solutions for small to medium size U.S. companies. The Company plans to focus much of its key web tool design using RSS, or Really Simple Syndication, technologies. RSS is a web content syndication format that is rapidly being adopted as a standard for use for Internet content query and customization.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the three-month period ending March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $315,000 during the three-month period ended March 31, 2007. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

During December 2006, the Company entered into an Asset Purchase Agreement to acquire a substantial portion of the operating assets of The Debt Reduction Group, LLC (“DRG”). Pursuant to the Asset Purchase Agreement, the Company has acquired in January 2007 the accounts receivable and substantially all intangible assets of DRG in consideration of issuing 3,500,000 shares of its common stock to the managing members of DRG, of which 1,750,000 will remain in escrow for up to a year to secure payment of any claims for losses under indemnification provisions under the purchase agreement, as well as granting 500,000 warrants to certain of DRG’s employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The Company consummated the transaction in January 2007.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007 and 2006

NOTE 1: DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN: -(Continued)

The acquisition of the operations of DRG was accounted for pursuant to the Financial Accounting Standard (“FAS”) No. 141, Business Combinations, which provides that the assets and liabilities acquired and the equity interest issued are initially recognized at the date of acquisition and measured at the fair value of the net assets acquired and consideration exchanged. Additionally, FAS No. 141 provides that the results of operations of the acquired entity after the effective date of acquisition be consolidated in the results of operations of the acquirer.

The total aggregate purchase price amounts to $624,652, which consists of (i) 1,750,000 shares (not including additional shares to potentially be paid at a later date upon certain conditions) of common stock valued at an aggregate of $105,000 and (ii) assumption of $519,652 of liabilities. The purchase price has initially been allocated as follows:

Fair value of the unescrowed shares:	$105,000
Assets acquired:	(44,104)
Liabilities assumed:	519,652
Goodwill:	$580,548

The fair value of the shares issued pursuant to this transaction was based on a valuation of the Company’s shares prepared by an unrelated valuation specialist, using the discounted cash flow approach.

The goodwill resulting from this transaction is primarily attributable to the expected additional revenues and resulting increased margin from the combination of the financial web sites of the Company and DRG under one family of complementary and coordinated financial portals.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007 and 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (Continued)

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the three-month period ended March 31, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. Three of the Company’s customers accounted for 31%, 30%, and 14% of its accounts receivable at March 31, 2007. The Company determined that there was no need for an allowance for doubtful accounts at March 31, 2007.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

The Company’s traffic revenues are generated from the pay-per-click, cost-per-action listings, and banner ad sales of its portfolio of web sites. When an online user navigates to one of the Company’s owned and operated Web sites and clicks and or visits on a particular listing/web page or completes the specified action, the Company receives a fee.

The Company’s lead generation network revenues are primarily generated using third-party distribution networks to deliver the merchant advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, Internet domains or Web sites, and other targeted Web-based content. The Company generates revenue upon delivery of a qualified lead to the Company’s merchant advertisers or partner. Other revenues include the Company’s lead generation web services, paid search optimization, landing page development services, and creative design.

Since June 2005, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by a debt settlement agency. The consumers generally enter in a debt solution program with the debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 4.5% and 6% of the total debt of the consumer to be negotiated by the debt settlement agency. The Company receives its fees from the debt settlement agency upon payment by consumers to the debt settlement agency within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment is subject to a partial refund by the Company to the debt settlement agency if 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract or 2) the debt settlement agency issues a refund to the consumer over the term of the respective contract. Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agency and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007 and 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (Continued)

underlying contract between the debt settlement agency and the consumer. Such excess amounted to approximately $454,000 at March 31, 2007 and is recorded as deferred revenue on the balance sheet.

During June 2005, the Company outsourced the debt solution administration of its existing clients to a debt settlement agency. This administration includes implementation, customer service, and the actual debt negotiation. Pursuant to the outsourcing arrangement, the debt settlement agency pays the Company 45% of the fees collected from the consumers and retains 5% of such fees as a reserve for possible cancellations, returns, and legal fees. Funds available under the reserve are paid to the Company as follows: 50% in June 2006, and 25% in January 2007 and June 2007, respectively. The Company recognizes fees pursuant to this arrangement as revenues when it receives the funds from the debt settlement agency.

Prior to June 2005, the Company marketed and sold the debt solutions while also implementing the solution, providing customer service, and ultimately negotiating the consumers’ debt with their creditors. The consumers entered in a debt settlement program with the Company which provided for monthly payments by the consumers to the Company over a period of up to 18 months. The Company’s fee was a percentage of the debt to be settled on behalf of the consumers The Company recognized the fee upon collection from the consumer.

The Company also generates revenues, to a lesser extent, by selling leads it generates to synergistic companies operating in the debt consumer market segment and from ads appearing on its network of web sites.

Customer Concentration

Two of the Company's customers accounted for approximately 62% and 11% of its revenues during the three-month period ended March 31, 2007. One of the Company’s customers accounted for 82% of the Company’s revenue during the three-month period ended March 31, 2006. The Company attempts to minimize its customer concentration risks by diversifying its existing customer base.

Product Concentration

The Company generates revenues as follows: 1) online sales and marketing services to market debt solutions offered to consumers by a debt settlement agency, 2) using third-party distribution networks to deliver the merchant advertisers’ listings, 3) the pay-per-click, cost-per-action listings, and banner ad sales of its portfolio of web sites. When an online user navigates to one of the Company’s owned and operated Web sites and clicks and or visits on a particular listing/web page or completes the specified action, the Company receives a fee, and 4) lead generation web services, paid search optimization, landing page development services, and creative design.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value based on the short-term maturity of these instruments.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007 and 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (Continued)

 Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $178,882 and $25,812 during the three-month period ended March 31, 2007 and 2006, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $178,000 as of March 31, 2007.  The estimated useful life of costs capitalized is evaluated for each specific project and is one year.

Income Taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly. For the period ended September 30, 2005, the Company was operating as a sole-proprietorship and the total tax liability was assumed by a member of the management team on a personal basis. Therefore, no provision for income taxes has been recorded.

Share-based Payment

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107”. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006, the Company has adopted the provisions of SFAS No. 123R and related interpretations as provided by SAB 107

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Segment Reporting

The Company operates in two segments: 1) internet development services and turnkey customer acquisition solutions, and 2) sales and marketing services to debt settlement agencies. The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in the Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•	Recognized financial assets and financial liabilities except:
•	An investment in a subsidiary that the entity is required to consolidate
•	An interest in a variable interest entity that the entity is required to consolidate
•
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in FASB Statements No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Postemployment Benefits”, No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”

•
Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.)

•	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions
•
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a noncontingent beneficial conversion feature.

•	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments
•	Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services
•	Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement.
The fair value option:

•	May be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method
•	Is irrevocable (unless a new election date occurs)
•	Is applied only to entire instruments and not to portions of instruments.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date).

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding warrants amounted to 1,850,000 at March 31, 2007. The warrants have been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the three-month period ended March 31, 2007 and 2006:

	For the three-month period ended
	March 31,
	2007	2006
Numerator:
Net loss attributable to common stock	$(503,523)	$(1,677,367)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	20,935,381	17,733,333
Denominator for diluted earnings per share-
Weighted average shares outstanding	20,935,381	17,733,333

Basic earnings per share	$(0.02)	$(0.09)
Diluted earnings per share	$(0.02)	$(0.09)

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007 and 2006

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows at March 31, 2007:

Website development costs	$177,833
Total	177,833
Less: accumulated amortization	(96,715)

Website development costs, net	$81,118

Amortization expense of the website development costs amounted to $96,715 and $12,896 during the three-month period ended March 31, 2007 and 2006, respectively.

NOTE 4: STOCKHOLDERS’ DEFICIT

Common Stock

In January 2006, the Company issued 3,500,000 shares of common stock which generated net proceeds of $350,000.

In January 2006, the Company issued 15,500,000 shares to certain of its officers for compensation valued at $1,550,000.

On March 1, 2007, the Company paid dividends on its preferred stock. The dividends amounted to 131,673 shares of the common stock, valued at $19,751.

Preferred Stock

The holder of the Series A Preferred Stock is entitled to cumulative preferential dividends at the rate of 10% per annum, payable quarterly in arrears on each of September 1, December 1, March 1, and June 1, commencing on the first quarter after the issuance date beginning September 1, 2006 in cash or shares of the Corporation’s Common Stock. If the Corporation elects to pay any dividend in shares of Common Stock, the number of shares of Common Stock to be issued to the Holder shall be an amount equal to the quotient of (i) the dividend payment divided by (ii) $0.15 per share.

The shares of preferred stock includes a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the Holder, and converted at $0.15 per share. The shares of preferred stock are convertible into shares of our common stock, at any time, at the option of the holder and a conversion price of $0.15 per share, at an initial rate of conversion of 100 shares of common stock for each one share of Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of common stock or other securities convertible into shares of common stock at an effective price less than $0.15 per share. In the event a public market is established for the Company’s common stock, the 10% Series A Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its common stock is $0.40 or more per share for 10 consecutive trading days and the average daily volume is at least 100,000 shares.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007 and 2006

NOTE 4: STOCKHOLDERS’ DEFICIT -(continued)

The Company granted the Preferred Stockholders piggyback registration rights covering the common shares underlying the Series A Preferred Stock and common stock underlying warrants.

Warrants

During January 2007, the Company issued 500,000 warrants to purchase shares of common stock to certain DRG’s employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The warrants are exercisable at a price of $0.15 per share. The warrants expire in January 2012.

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Accelerize New Media, Inc. Stock Option Plan, or the Plan. The total number of shares of capital stock of the Company that may be subject to options under the Plan is 4,300,000 shares of the its common stock, $.001 par value per share, from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of common stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an Incentive Stock Option or a Non-Incentive Stock Option, and such other terms and conditions as the Board shall approve.

During the three-month period ended March 31, 2007, the Company granted 7,012,500 options to certain of its employees.

On May 16, 2007, the Company increased the total number of shares of capital stock of the Company that may be subject to options under the Plan to 10,000,000 shares of its common stock.

There are 7,012,500 options outstanding at March 31, 2007. The outstanding options are exercisable at a weighted average price per share of $0.15 per share. The options outstanding vest over periods ranging from two to three years.

During the three-month periods March 31, 2007 and March 31, 2006, the Company recorded a share-based payment expense amounting to approximately $18,000 and $0, respectively in connection with all options outstanding at the respective measurement dates

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007 and 2006

NOTE 4: STOCKHOLDERS’ DEFICIT -(continued)

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for optionholders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assumptions :

Exercise price:	$0.15
Market price at date of grant:	$0.06
Expected volatility:	69%
Expected dividend rate:	0%
Risk-free interest rate:	4.54%

The expected volatility is based on the historical volatility of companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the three-month period ended March 31, 2007 amounted to $0.2.

The total compensation cost related to nonvested awards not yet recognized amounted to approximately $154,000 at March 31, 2007 and the Company expects that it will be recognized over the following weighted-average period of 28 months.

If any options granted under the Plan expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and nonstatutory stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive nonstatutory stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The Plan provides for adjustments upon changes in capitalization.

The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2007 and 2006

NOTE 5: PRO FORMA INFORMATION

Supplemental pro forma information that discloses the results of operations for the three-month period ended March 31, 2006 as though the business combination had been completed as of the beginning of the period being repeated on is as follows:

	Three-month period ended
	March 31, 2006
	Accelerize	DRG	Total

Revenues	$21,374	$150,138	$171,512

Operating expenses:
Selling, general & administrative	1,698,738	210,893	1,909,631
Total operating expenses	1,698,738	210,893	1,909,631

Operating loss	(1,677,364)	(60,755)	(1,738,119)

Other expense:
Interest expense to related party	-	(620)	(620)
Interest expense	-	(138)	(138)
	-	(758)	(758)

Net loss	$(1,677,364)	$(61,513)	$(1,738,877)

Basic and diluted loss per common share	$(0.09)	$(0.04)	$(0.09)

Basic and diluted weighted average common shares outstanding	17,733,333	1,750,000	19,483,333

NOTE 6: SUBSEQUENT EVENTS

During April 2007, the Company secured a line of credit with five existing stockholders which provides for borrowings of up to $500,000.  The line of credit bears interest at 10% per annum payable monthly.  As of April 30, 2007, the Company borrowed $200,000 under the line of credit. The notes mature on October 4, 2007.

During May 2007, the Company increased its number of authorized shares issuable, pursuant to the Plan, from 4,300,000 to 10,000,000 shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this prospectus. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Forward Looking Statements’’ elsewhere in this prospectus. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements

Forward Looking Statements

This quarterly report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I of our Registration Statement on Form SB-2, as amended, which was declared effective by the Commission on May 9, 2007. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Forward Looking Statements’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

We offer a comprehensive online media solution for clients to reach their target audience on the internet. We provide lead generation and customer acquisition solutions via our network of financial, news and social networking portals, and also through real simple syndication, or RSS feeds, blogs, targeted e-mail, banners, search engine optimization, purchase of key words and sale of map software. Following the acquisition of The Debt Reduction Group, or DRG, in January 2007, we now provide debt settlement referrals. We also intend to provide our content to other companies in a variety of formats including re-branded portals, investor relations pages, and RSS feeds.

We primarily make money from the following: (i) online advertising - this is our most important line of business. We charge vendors to place advertisements that are accessed through our content network. When users take specified actions as a result of clicking through these ads, we receive a fee. We also receive a fee on a cost-per-mille, or CPM basis; (ii) debt settlement referrals - following the acquisition of DRG, we believe that this line of business will become an important source of revenue for us. We receive a fee for providing sales and marketing support in connection with debt settlement solutions offered by debt settlement agencies to consumers in the United States; and (iii) sales of map software through our website www.Accelerize.com. The revenue we generate from the latter and its importance to our overall operation is minimal.

Accelerize New Media, Inc. owns and operates a large network of consumer-based portals, microsites and landing pages with an extensive portfolio of domains to drive high-end, highly relevant leads to our advertisers. Our web properties are the primary source for our lead generation and social networking traffic. The websites are designed to connect and/or “point” to each other with the goal of keeping the user within our network. The longer the user stays within the network, the more valuable that user becomes to potential advertisers. Some of our most important portals and blogs are: www.secfilings.com, www.executivedisclosure.com, www.secinvestor.com, and www.executiveinvestigator.com.

Except the contents of www.secinvestor.com, and www.executiveinvestigator.com, which are based on publicly available information but are authored by our employees, all of the content in our networks is obtained from publicly available information that we gather, or provided to us by contractual partners.

We were incorporated on November 22, 2005 under the laws of the State of Delaware. Prior to our incorporation we operated as a sole proprietorship owned by one of the members of our current management team, which was doing business as Accelerize New Media, and sold two products, EDGAR Index and MapGui.

Our common stock is not quoted or traded on any exchange. We plan to file an application to have our common stock traded on the Over-The-Counter Bulletin Board (OTC.BB.)

Recent Developments

On January 2, 2007, we acquired substantially all of the assets, and assumed some, but not all of the liabilities, of DRG. DRG is an internet marketing business focused at identifying debt and mortgage leads from forms hosted on DRG’s network of websites, and selling such leads to third parties or delivering them to independent contractors for processing in connection with DRG’s contracts with DebtXS, LP. The most valuable assets which were acquired from DRG are its domain names and accounts receivable.

The total purchase price that we paid for the acquisition was a combination of shares of our common stock, options and assumption of certain liabilities as follows: (i) 3,500,000 shares, of which 1,750,000 shares will be held back in escrow for a period of one year to secure payment of any claims for losses under indemnification provisions under the purchase agreement, (ii) the assumption of certain operating liabilities (iii) 400,000 options to be issued to each of the principals of DRG, namely Damon Stein and Dan Goldberg, and (iv) the issuance of earn-out warrants with vesting tied to the achievement of certain performance targets. Depending on what targets are hit, 400,000, 450,000 or 500,000 earn-out warrants may vest eighteen months from the closing date. The shares and options issued to DRG will not be included in this prospectus, and we have no obligation to register the offering or re-sale of such shares. The sellers have the right to repurchase the domain names for $1 if we do not achieve one of the two defined investment events within one year of the closing date. The investment events are raising $500,000 or registering our shares under the Securities Act. We did not assume the lease (and the sublease) of DRG, which will remain as primary tenant on the lease. We will use and occupy the space and pay the rent on a pass through basis. DRG also sublets a portion of the premises. Amounts received by DRG under the sublease will offset amounts owing by us under the lease pass through. In connection with the acquisition, Mr. Stein became our General Counsel, and Mr. Goldberg became Chief Marketing Officer, both on a full-time basis.

In November 2006, we launched our financial internet portal ExecutiveDisclosure.com, offering a window into executive compensation, stock awards, option grants, bonuses, insider transactions, and other perks. The free web service allows users to track compensation amounts with E-mail alerts and RSS feeds, compare compensation with performance, view industry compensation data, rate and review executives, and view specific SEC filings. Advanced tools individually track various forms of compensation, including: long-term incentive plans, securities underlying options, restricted stock, and board position changes. Users interested in insider trading can be alerted via e-mail when insiders buy or sell stock, or receive or exercise options, via SEC filing Forms 3, 4, and 5.

On August 3, 2006 we initiated our first blog site titled SEC Investor. SEC Investor uncovers information about companies inside SEC Filings so readers can make more informed choices about their investments. We expect this service to increase subscriptions to SECfilings.com and generate advertising revenues. In November, 2006 we also launched an additional blog, Executive Investigator which Tracks and Analyzes Executive Salaries, Bonuses, and Perks.

Results of Operations 2007 and 2006

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

			Increase/	Increase/
	Three-month period ended		(Decrease)	(Decrease)
	March 31,		in $ 2007	in % 2007
	2007	2006	vs. 2006	vs. 2006

Revenues	$209,584	$21,374	$188,210	NM

Operating expenses:
Selling, general & administrative	692,827	1,698,738	(1,005,911)	-59.2%
Total operating expenses	692,827	1,698,738	(1,005,911)	-59.2%

Operating loss	(483,243)	(1,677,364)	1,194,121	-71.2%

Other expense:
Interest expense	(529)	-	(529)	NM
	(529)	-	(529)	NM

Net loss	$(483,772)	$(1,677,364)	$1,193,592	-71.2%

Less dividend issued for series A preferred stock	19,751	-	19,751	NM

Net loss gain attributable to common stock	$(503,523)	$(1,677,364)	$1,173,841	-70.0%

NM: Not Meaningful

Revenues

Revenues primarily consist of fees generated from lead generations and, to a lesser extent, from traffic revenues generated from our portfolio of web sites. Our increase in revenues during the three-month period ended March 31, 2007 when compared to the prior three-month period is primarily due to the acquisition of the assets of DRG effective January 1, 2007 which increase revenue by approximately $159,000 and, to a lesser extent, from increased fees generated from lead generations and from traffic revenues generated from our portfolio of web sites.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consists of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees. The decrease in selling, general and administrative expenses during the three-month period ended March 31, 2007 when compared to the prior three-month period is primarily due to a decrease in expenses associated with the issuance of stock for compensation to employees of $1,550,000, which was a non-recurring event that occurred during the three-month period ended March 31, 2006. This decrease was offset by the following:

•	an increase in selling, general and administrative expenses associated with assuming the operations of DRG,
•	an increase in legal and professional fees associated with the preparation and filing of the registration statement, which have become effective in May 2007, and
•	an increase in cash compensation to existing employees.

Liquidity and Capital Resources

At March 31, 2007, our cash amounted to $63,140 and our working deficit amounted to approximately $614,000.

During the three-month period ended March 31, 2007, we used cash in our operating activities amounting to approximately $315,000. Our cash used in operating activities was comprised of our net loss of approximately $484,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $18,000;
•	Amortization and depreciation of approximately $41,000;
Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts payable and accrued expenses from the date of acquisition of DRG, of approximately $78,000; and
•	Increase in deferred revenue from the deficit acquisition of DRG, of approximately $36,000;

During the three-month period ended March 31, 2007, we incurred website development costs of approximately $36,000 in connection with development of existing and future websites.

During the three-month period ended March 31, 2006, we used cash in operating activities amounting to approximately $116,000. Our cash generated from operating activities was comprised of our net loss of approximately $1,678,000 adjusted for the following:

•	Fair value of shares issued to employees hired for services of approximately $1,550,000;
Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:
•	Increase in accounts payable of approximately $10,000

During the three-month period ended March 31, 2006, we incurred website development costs of approximately $15,000 in connection with the launch of our portfolio of websites.

During the three-month period ended March 31, 2006, we generated cash from financing activities of $330,000, which primarily consisted of an decrease in common stock to be issued of $20,000 offset by proceeds from issuance of shares of common stock of $350,000.

$500,000 Line of Credit.

During April 2007, we entered into a line of credit with five existing stockholders of the Company, each of which agreed to lend us up to $100,000 for a total line of credit of $500,000. Draws on the line of credit accrue interest at the rate of 10% per annum (computed on the basis of a 360-day year) and are payable in monthly installments. The principal and any remaining interest are payable at maturity. Draws on the line of credit are evidenced by promissory notes signed and delivered by the Company in connection with each respective draw. Under the promissory notes, an Event of Default occurs if we breach, fail to perform, or fail to observe any material covenant, term or provision under the note, in case of bankruptcy, reorganization, insolvency or liquidation, or if we fail to pay interest or principal when due and fail to make such payment within 45 days after receipt of a written notice to such extent. The principal and interest may be prepaid in whole or in part without penalty. As of May 31, 2007 we have drawn an aggregate of $200,000 from two different lenders. The money is being used by us for working capital purposes.

Going Concern

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity.

It is likely that we will need to raise additional working capital to fund our ongoing operations and growth. The amount of our future capital requirements depends primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Revenue Recognition

We generate revenues, to a lesser extent, by selling leads it generates to synergistic companies operating in the debt consumer market segment and from ads appearing on its network of web sites.

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by a debt settlement agency. The consumers generally enter in a debt solution program with the debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 4.5% and 6% of the total debt of the consumer to be negotiated by the debt settlement agency. The Company receives its fees from the debt settlement agency upon payment by consumers to the debt settlement agency within the first 8 months of the debt solution program, assuming that all consumers will make all their payments. This payment is subject to a partial refund by the Company to the debt settlement agency if 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract or 2) if the debt settlement agency issues a refund to the consumer over the term of the contract. Accordingly, the fee earned by the Company is recognized over the term of the underlying contract between the debt settlement agency and the consumer, which is generally 3 years. Consequently, the Company defers the excess of the fees it has received from the debt settlement agency in excess of the revenues it would otherwise recognize over the term of the underlying contract between the debt settlement agency and the consumer. Such excess amounted to approximately $454,000 at March 31, 2007 and is recorded as deferred revenue on the balance sheet.

Website Development Costs

We capitalized certain internal use software and website development costs amounting to approximately $178,000 as of the three-month period ended March 31, 2007. We use judgment in estimating the useful life of the costs capitalized for each specific project which is one year.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2007 we issued 1,750,000 shares of common stock $0.001 par value to Damon Stein and Dan Goldberg in connection with the acquisition of substantially all of the assets of TDRG. An additional 1,750,000 shares of our common stock $0.001 par value are being held in escrow for a period of 12 months and may be set off against any losses we incur in connection with any retained liability or any breach of any representation, warranty, or covenant made by the sellers in said transaction.

Between January 1, 2007 and March 30, 2007 we have granted a total of 7,012,500 options to purchase shares of our common stock under the Accelerize New Media, Inc. Stock Option Plan.

Between January 1, 2007 and March 30, 2007 we have issued a total of 500,000 warrants to purchase shares of our common stock. The warrants were issued in connection with the acquisition of DRG.

The above issuances were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates or executive officers of the Company, and transfer was restricted in accordance with the requirements of the Securities Act.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submissions of Matters to a Vote of Security Holder

None

Item 5.    Other Information

Item 6.    Exhibits

10.1	Employment Agreement effective as of January 1, 2007 between the Registrant and Brian Ross.*

10.2	Employment Agreement effective as of January 1, 2007 between the Registrant and Chris Meredith.*

10.3	Employment Agreement effective as of January 1, 2007 between the Registrant and Damon Stein.**

10.4	Consulting Agreement effective as of January 1, 2007 between the Registrant and Facility Consulting, LLC.**

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

*	Included in, and incorporated herein by reference to, our Registration Statement on Form SB-2 filed with the Commission on December 22, 2006.

**	Included in, and incorporated herein by reference to, Amendment No. 1 to our Registration Statement on Form SB-2 filed with the Commission on January 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC..

Dated: June 8, 2007	By:	/s/ Brian Ross
Brian Ross Chief Executive Officer