Form 10QSB
period 2007-06-30
ACCELERIZE NEW MEDIA INC
filed 2007-08-13
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 000-52635

ACCELERIZE NEW MEDIA, INC. (Exact name of small business issuer as specified in its charter)

Delaware (State of incorporation)	20-3858769 (IRS Employer Identification No.)

6477 HIGHWAY 93 SOUTH, SUITE 303 WHITEFISH, MONTANA 59937 (406) 892-2161 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒1      No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐       No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 21,156,330 as of August 10, 2007.

1 The issuer became subject to the filing requirements of the Exchange Act on May 9, 2007.

When used in this quarterly report, the terms “Accelerize,” " we," "our," and "us" refers to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety. Except as required by applicable law, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I-FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
Current Assets:
Cash	$287,194
Accounts receivable	34,153
Prepaid expenses	2,575
Total current assets	323,922

Website development costs, net of accumulated amortization of $140,183	94,327

Fixed assets, net of accumulated depreciation of $5,411	27,458
Goodwill	580,547
Total assets	$1,026,254

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$299,136
Payable to former member	65,740
Deferred revenues- short-term	289,853
Total current liabilities	654,729

Deferred revenue- long-term	187,450
Total liabilities	842,179

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding	728,567
Series B, 26,679 issued and outstanding	840,375
Common stock; $.001 par value; 100,000,000 shares authorized;
21,156,330 shares issued and outstanding	21,157
Additional paid-in capital	2,124,002
Accumulated deficit	(3,530,026)

Total stockholders’ equity	184,075

Total liabilities and stockholders’ equity	$1,026,254

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$233,460	$56,082	$443,044	$77,456

Operating expenses:
Selling, general & administrative	803,391	211,200	1,496,218	1,909,938
Total operating expenses	803,391	211,200	1,496,218	1,909,938

Operating loss	(569,931)	(155,118)	(1,053,174)	(1,832,482)

Other expense:
Interest expense	(5,029)	-	(5,558)	-
	(5,029)	-	(5,558)	-

Net loss	(574,960)	(155,118)	(1,058,732)	(1,832,482)

Less dividend issued for series A preferred stock	40,563	-	60,314	-

Net loss attributable to common stock	$(615,523)	$(155,118)	$(1,119,046)	$(1,832,482)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.05)	$(0.10)

Basic and diluted weighted average common
shares outstanding	21,066,084	19,000,000	21,066,084	19,000,000

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Six-month period ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(1,058,732)	$(1,832,482)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	86,959	9,916
Fair value of shares issued for services	-	1,550,000
Fair value of options granted	35,484	-
Changes in operating assets and liabilities:
Accounts receivable	(10,494)	(18,075)
Accrued interest	1,058	-
Accounts payable and accrued expenses	(34,087)	37,157
Deferred revenue	59,388	-

Net cash used in operating activities	(920,424)	(253,484)

Cash flows used in investing activity:
Capital expenditures	(800)	-
Website development costs	(92,964)	(49,853)

Net cash used in investing activity	(93,764)	(49,853)

Cash flows from financing activities:
Proceeds from notes payable	400,000	-
Payment of financing fees	(46,638)	-
Common stock to be issued	-	(20,000)
Proceeds from issuance of shares of common stock	-	350,000
Proceeds from issuance of shares of Preferred Stock B	533,750	-

Net cash provided by financing activities	887,112	330,000

Net (decrease) increase in cash	(127,076)	26,663

Cash, beginning of period	414,270	20,224

Cash, end of period	$287,194	$46,887

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,558	$-

Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature associated with issuance
of warrants related to Preferred Stock B	$20,368	$-
Conversion of notes payable into shares of
Preferred Stock B	$400,000	$-
Goodwill results from acquisition and corresponding
increase in	$580,547	$-
Assets	$44,105	$-
Liabilities	$519,652	$-
Common stock and additional paid-in capital	$105,000	$-

See Notes to the Unaudited Financial Statements

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007 and 2006

NOTE 1: DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN:

Accelerize New Media, Inc., or the Company, a Delaware Corporation, incorporated on November 22, 2005, is an online based media and customer acquisition solutions provider that was formed through the contribution of the business operations of Accelerize New Media, a sole proprietorship owned by one of the Company’s current management team members which marketed two product offerings, EDGAR INDEX and MapGui.

The Company provides internet development services and turnkey customer acquisition solutions for small to medium size U.S. companies. The Company plans to focus much of its key web tool design using RSS, or Really Simple Syndication, technologies. RSS is a web content syndication format that is rapidly being adopted as a standard for use for Internet content query and customization.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $920,000 during the six-month period ended June 30, 2007. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

During December 2006, the Company entered into an Asset Purchase Agreement to acquire a substantial portion of the operating assets of The Debt Reduction Group, LLC, or DRG. Pursuant to the Asset Purchase Agreement, the Company has acquired in January 2007 the accounts receivable and substantially all intangible assets of DRG in consideration of issuing 3,500,000 shares of its common stock to the managing members of DRG, of which 1,750,000 will remain in escrow for up to a year to secure payment of any claims for losses under indemnification provisions under the purchase agreement, as well as granting 500,000 warrants to certain of DRG’s employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The Company consummated the transaction in January 2007.

The acquisition of the operations of DRG was accounted for pursuant to the Financial Accounting Standard, or  FAS No. 141, Business Combinations, which provides that the assets and liabilities acquired and the equity interest issued are initially recognized at the date of acquisition and measured at the fair value of the net assets acquired and consideration exchanged. Additionally, FAS No. 141 provides that the results of operations of the acquired entity after the effective date of acquisition be consolidated in the results of operations of the acquirer.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000. During the six-month period ended June 30, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. Two of the Company’s customers accounted for 53% and 13% of its accounts receivable at June 30, 2007. The Company determined that there was no need for an allowance for doubtful accounts at June 30, 2007.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

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

Since June 2005, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by a debt settlement agency. The consumers generally enter in a debt solution program with the debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 4.5% and 6% of the total debt of the consumer to be negotiated by the debt settlement agency. The Company receives its fees from the debt settlement agency upon payment by consumers to the debt settlement agency within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment is subject to a partial refund by the Company to the debt settlement agency if 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract or 2) the debt settlement agency issues a refund to the consumer over the term of the respective contract. Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agency and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agency and the consumer. Such excess amounted to approximately $477,000 at June 30, 2007 and is recorded as deferred revenue on the balance sheet.

During June 2005, the Company outsourced the debt solution administration of its existing clients to a debt settlement agency. This administration includes implementation, customer service, and the actual debt negotiation. Pursuant to the outsourcing arrangement, the debt settlement agency pays the Company 45% of the fees collected from the consumers and retains 5% of such fees as a reserve for possible cancellations, returns and legal fees. Funds available under the reserve are paid to the Company as follows: 50% in June 2006, and 25% in January 2007 and June 2007, respectively. The Company recognizes fees pursuant to this arrangement as revenues when it receives the funds from the debt settlement agency.

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

Customer Concentration

One of the Company's customers accounted for approximately 56% of its revenues during the six-month period ended June 30, 2007. One of the Company’s customers accounted for 89% of the Company’s revenue during the six-month period ended June 30, 2006.

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
June 30, 2007 and 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (Continued)

 Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $362,047 and $116,213 during the six-month period ended June 30, 2007 and 2006, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $235,000 as of June 30, 2007.  The estimated useful life of costs capitalized is evaluated for each specific project and is one year.

Income Taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS No. 109 “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly. For the period ended September 30, 2005, the Company was operating as a sole-proprietorship and the total tax liability was assumed by a member of the management team on a personal basis. Therefore, no provision for income taxes has been recorded.

Share-based Payment

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 “Share-Based Payment”, or SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective with its 2006 fiscal year, the Company has adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Segment Reporting

The Company operates in two segments: 1) internet development services and turnkey customer acquisition solutions, and 2) sales and marketing services to debt settlement agencies. The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS Statement No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles, or GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued SFAS Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in the Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

•	Recognized financial assets and financial liabilities except:
•	An investment in a subsidiary that the entity is required to consolidate
•	An interest in a variable interest entity that the entity is required to consolidate
•
Employers’ and plans’ obligations (or assets representing net over-funded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), post-employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in SFAS No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Post-employment Benefits”, No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”

•
Financial assets and financial liabilities recognized under leases as defined in SFAS No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.)

•	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions
•
Financial instruments that are, in whole or in part, classified by the issuer as a component of shareholder’s equity (including “temporary equity”). An example is a convertible debt security with a non-contingent beneficial conversion feature.

•	Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments
•	Non-financial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services
•	Host financial instruments resulting from separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument.

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

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date).

Basic and Diluted Loss Per Share

Basic loss per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding warrants amounted to 3,050,535 at June 30, 2007. The warrants have been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the six-month period ended June 30, 2007 and 2006:

	For the six-month period ended
	June 30,
	2007	2006
Numerator:
Net loss attributable to common stock	$(1,119,046)	$(1,832,482)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	21,066,084	19,000,000
Denominator for diluted earnings per share-
Weighted average shares outstanding	21,066,084	19,000,000

Basic loss per share	$(0.05)	$(0.10)
Diluted loss per share	$(0.05)	$(0.10)

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2007 and 2006

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows at June 30, 2007:

Website development costs	$234,510
Less: accumulated amortization	(140,183)

Website development costs, net	$94,327

Amortization expense of the website development costs amounted to $140,183 and $9,916 during the six-month period ended June 30, 2007 and 2006, respectively.

NOTE 4: NOTES PAYABLE

During April 2007, the Company secured a line of credit with five existing stockholders which provides for borrowings of up to $500,000.  The line of credit bears interest at 10% per annum payable monthly.  During the six month period ended June 30, 2007, the Company borrowed $400,000 under the line of credit. The notes mature on October 4, 2007.  During June 2007, the outstanding amounts due under the line of credit were converted into 11,429 shares of Series B Preferred Stock. The shares will be physically issued in August, 2007.

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

In January 2006, the Company issued 3,500,000 shares of common stock which generated net proceeds of $350,000.

In January 2006, the Company issued 15,500,000 shares to certain of its officers for compensation valued at $1,550,000.

On March 1, 2007, the Company paid dividends on its preferred stock. The dividends amounted to 131,673 shares of the common stock, valued at $19,751.

On June 1, 2007, the Company paid dividends on its preferred stock. The dividends amounted to 134,630 shares of the common stock, valued at $20,195.

Preferred Stock- Series A

Between August 2006 and October 2006 the Company issued 54,000 shares of 10% Series A Convertible Preferred Stock, with a par value of $0.001 per share, resulting in gross proceeds of $810,000 to the Company.

The holders of the Series A Preferred Stock are entitled to cumulative preferential dividends at the rate of 10% per annum, payable quarterly in arrears on each of September 1, December 1, March 1, and June 1, commencing on the first quarter after the issuance date beginning September 1, 2006 in cash or shares of the Corporation’s Common Stock. If the Corporation elects to pay any dividend in shares of Common Stock, the number of shares of Common Stock to be issued to the Holder shall be an amount equal to the quotient of (i) the dividend payment divided by (ii) $0.15 per share.

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

The Company granted the Series A Preferred Stockholders registration rights covering the common shares underlying the Series A Preferred Stock and common stock underlying warrants. Resales of such underlying shares were registered on a registration statement declared effective by the SEC on May 9, 2007.

Preferred Stock- Series B

During June 2007, the Company issued 26,679 shares of 8% Series B Convertible Preferred Stock, or Series B Preferred Stock, with a par value of $0.001 per share, which generated net proceeds of $840,375, after financing fees of $93,375 and conversion of notes payable of $400,000. The shares of Series B Preferred Stock and the warrants issued therewith will be physically issued to such investors at the closing of the private placement expected in August 2007.

The holders of the Series B Preferred Stock, when issued, will be entitled to cumulative preferential dividends at the rate of 8% per annum, payable quarterly in arrears on each of September 1, December 1, March 1, and June 1, commencing on December 1, 2007. If the Company elects to pay any dividend in shares of Common Stock, the number of shares of Common Stock to be issued to the holder will be an amount equal to the amount of the dividend divided by the higher of (i) the average of the closing bid prices for the Common Stock over the five trading days immediately prior to the dividend date or (ii) $0.35.

The shares of Series B Preferred Stock will include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the holder at $0.35 per share. The shares of Series B Preferred Stock are convertible into shares of our Common Stock, at any time, at the option of the holder and a conversion price of $0.35 per share, at an initial rate of conversion of 100 shares of Common Stock for each one share of Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of Common Stock or other securities convertible into shares of Common Stock at an effective price less than $0.35 per share.  In the event a public market is established for the Company’s Common Stock, the Series B Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its Common Stock is $1.00 or more per share for 10 consecutive trading days.

The Company granted the Series B Preferred Stockholders registration rights covering the Common Stock shares underlying the Series B Preferred Stock and Common Stock underlying warrants.

The rights of the holders of the Series B Preferred Stock are subordinate to the rights of the holders of Series A Preferred Stock.

Warrants

During January 2007, the Company issued 500,000 warrants to purchase shares of Common Stock to certain DRG’s employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The warrants are exercisable at a price of $0.15 per share. The warrants expire in January 2012.

In connection with the issuance of the Series B Preferred Stock, the Company also issued warrants to purchase up to 933,750 shares of Common Stock exercisable at a price of $0.35 per share to the investors.  The warrants will expire in June 2014.

The placement agent for the offering also received seven year warrants to purchase up to 266,785 shares of Common Stock at an exercisable price of $0.35 per share.  The warrants will expire in June 2014.

The fair value of the warrants issued in connection with the issuance of the preferred stock amounted to $20,368.  The fair value is based on the following assumptions, using Black Scholes Model: term: 7 years; exercise price $0.35; risk-free interest rate: 4.95%; expected volatility: 69.40%; market value: $0.06.

The expected volatility was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants was recorded as dividends for Series B Preferred Stock and as an increase in additional paid-in capital.

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Accelerize New Media, Inc. Stock Option Plan, or the Plan. The total number of shares of capital stock of the Company that may be subject to options under the Plan is 10,000,000 shares of the its common stock, $.001 par value per share, from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of common stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an Incentive Stock Option or a Non-Incentive Stock Option, and such other terms and conditions as the Board shall approve.

During the six-month period ended June 30 2007, the Company granted 7,012,500 options to certain of its employees.

On May 16, 2007, the Company increased the total number of shares of capital stock of the Company that may be subject to options under the Plan from 4,300,000 to 10,000,000 shares of its Common Stock.

There are 7,012,500 options outstanding at June 30, 2007. The outstanding options are exercisable at a weighted average price per share of $0.15 per share. The options outstanding vest over periods ranging from two to three years.

During the six-month periods ended June 30, 2007 and June 30, 2006, the Company recorded a share-based payment expense amounting to approximately $36,000 and $0, respectively, in connection with all options outstanding at the respective measurement dates

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assumptions :

Exercise price:	$0.15
Market price at date of grant:	$0.06
Expected volatility:	69%
Expected dividend rate:	0%
Risk-free interest rate:	4.54%

The expected volatility is based on the historical volatility of companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the six-month period ended June 30, 2007 amounted to $0.2.

The total compensation cost related to nonvested awards not yet recognized amounted to approximately $136,000 at June 30, 2007 and the Company expects that it will be recognized over the following weighted-average period of 28 months.

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

NOTE 5: PRO FORMA INFORMATION

Supplemental pro forma information that discloses the results of operations for the six-month period ended June 30, 2006 as though the business combination with DRG had been completed as of the beginning of the period being reported on is as follows:

	Six-month period ended
	June 30, 2006
	Accelerize	DRG	Total

Revenues	$77,456	$125,458	$202,914

Operating expenses:
Selling, general & administrative	1,844,243	425,777	2,270,020
Total operating expenses	1,844,243	425,777	2,271,989

Operating loss	(1,766,787)	(300,319)	(2,067,106)

Other expense:
Interest expense to related party	-	(1,969)	(1,969)
Interest expense	-	(190)	(190)
	-	(2,159)	(2,159)

Net loss	$(1,766,787)	$(302,478)	$(2,069,265)

Basic and diluted loss per common share	$(0.09)	$(0.04)	$(0.09)

Basic and diluted weighted average common shares outstanding	19,000,000	1,750,000	20,750,000

NOTE 6: SUBSEQUENT EVENTS

During July 2007, the Company issued 50,327 shares of Series B Preferred Stock with par value $0.001 per share, which generated proceeds of $2,031,025. The shares of Series B Preferred Stock and the warrants issued therewith will be physically issued to such investors at the closing of the private placement expected in August 2007.

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

This quarterly report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in Part I of our Prospectus dated May 9, 2007, as amended. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Forward Looking Statements’’ above. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

We offer a comprehensive online media solution for clients to reach their target audience on the internet. We provide lead generation and customer acquisition solutions via our network of financial, news and social networking portals, and also through real simple syndication, or RSS feeds, blogs, targeted e-mail, banners, search engine optimization, purchase of key words and sale of map software. We also provide debt settlement referrals. We intend to provide our content to other companies in a variety of formats including re-branded portals, investor relations pages, and RSS feeds.

We primarily make money from the following: (i) online advertising - this is our most important line of business. We charge vendors to place advertisements that are accessed through our content network. When users take specified actions as a result of clicking through these ads, we receive a fee. We also receive a fee on a cost-per-mille, or CPM basis; (ii) debt settlement referrals - following the acquisition of The Debt Reduction Group LLC, or DRG, this line of business is an important source of revenue for us. We receive a fee for providing sales and marketing support in connection with debt settlement solutions offered by debt settlement agencies to consumers in the United States; and (iii) sales of map software through our website www.Accelerize.com. The revenue we generate from the latter and its importance to our overall operation is minimal.

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

Our common stock is not quoted or traded on any exchange. We plan to file an application to have our common stock traded on the Over-The-Counter Bulletin Board, or the OTC.BB.

Recent Developments

During June 2007, the Company issued 26,679 shares of 8% Series B Convertible Preferred Stock, or Series B Preferred Stock, with a par value of $0.001 per share, which generated net proceeds of $840,375, after financing fees of $93,375and conversion of notes payable of $400,000. The shares of Series B Preferred Stock and the warrants issued therewith will be physically issued to such investors at the closing of the private placement expected in August 2007.

During April 2007, the Company secured a line of credit with five existing stockholders which provides for borrowings of up to $500,000.  The line of credit bears interest at 10% per annum payable monthly.  During the six month period ended June 30, 2007, the Company borrowed $400,000 under the line of credit. The notes mature on October 4, 2007.  During June 2007, the outstanding amounts due under the line of credit were converted into 11,429 shares of Series B Preferred Stock. The shares will be physically issued in August, 2007.

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

The total purchase price that we paid for the acquisition was a combination of shares of our common stock, options and assumption of certain liabilities as follows: (i) 3,500,000 shares, of which 1,750,000 shares will be held back in escrow for a period of one year to secure payment of any claims for losses under indemnification provisions under the purchase agreement, (ii) the assumption of certain operating liabilities, (iii) 400,000 options to be issued to each of the principals of DRG, namely Damon Stein and Dan Goldberg, and (iv) the issuance of earn-out warrants with vesting tied to the achievement of certain performance targets. Depending on what targets are hit, 400,000, 450,000 or 500,000 earn-out warrants may vest eighteen months from the closing date. We have no obligation to register the offering or re-sale of such shares. The sellers have the right to repurchase the domain names for $1 if we do not achieve one of the two defined investment events within one year of the closing date. The investment events are raising $500,000 or registering our shares under the Securities Act, which we have now completed. We did not assume the lease (and the sublease) of DRG, which will remain as primary tenant on the lease. We will use and occupy the space and pay the rent on a pass through basis. DRG also sublets a portion of the premises. Amounts received by DRG under the sublease will offset amounts owing by us under the lease pass through. In connection with the acquisition, Mr. Stein became our General Counsel, and Mr. Goldberg became Chief Marketing Officer, both on a full-time basis.

Results of Operation 2007 and 2006

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

			Increase/	Increase/
	Six-month period ended		(Decrease)	(Decrease)
	June 30,		in $ 2007	in % 2007
	2007	2006	vs 2006	vs 2006

Revenues	$443,044	$77,456	$365,588	NM

Operating expenses:
Selling, general & administrative	1,496,218	1,909,938	(413,720)	-21.7%
Total operating expenses	1,496,218	1,909,938	(413,720)	-21.7%

Operating loss	(1,053,174)	(1,832,482)	779,308	-42.5%

Other expense:
Interest expense	(5,558)	-	(5,558)	NM
	(5,558)	-	(5,558)	NM

Net loss	(1,058,732)	(1,832,482)	773,750	-42.2%

Less dividend issued for series A preferred stock	60,314	-	60,314	NM
			-
Net loss attributable to common stock	$(1,119,046)	$(1,832,482)	$713,436	-38.9%

NM: Not Meaningful

Revenues

Revenues primarily consist of fees generated from lead generations and, to a lesser extent, from traffic revenues generated from our portfolio of web sites. Our increase in revenues during the six-month period ended June 30, 2007 when compared to the prior six-month period is primarily due to the acquisition of the assets of DRG effective January 1, 2007 which increases revenue by approximately $319,000 and, to a lesser extent, from increased fees generated from lead generations and from traffic revenues generated from our portfolio of web sites.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consists of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees. The decrease in selling, general and administrative expenses during the six-month period ended June 30, 2007 when compared to the prior six-month period is primarily due to a decrease in expenses associated with the issuance of stock for compensation to employees of $1,550,000, which occurred during the six-month period ended June 30, 2006. This decrease was offset by the following:

•	an increase in selling, general and administrative expenses associated with assuming the operations of DRG of approximately $400,000,
•	an increase in legal and professional fees of approximately $178,000 associated with the preparation and filing of a registration statement on Form SB-2, was effective in May 2007,
•	an increase in cash compensation to existing employees of approximately $238,000, and
•	an increase in amortization of website development costs of approximately $72,000.

Liquidity and Capital Resources

At June 30, 2007, our cash amounted to approximately $287,000 and our working deficit amounted to approximately $331,000.

During the six-month period ended June 30, 2007, we used cash in our operating activities amounting to approximately $920,000. Our cash used in operating activities was comprised of our net loss of approximately $1,059,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $35,000;
•	Amortization of capitalized web development and depreciation of fixed assets of approximately $87,000;
Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Decrease in accounts payable and accrued expenses of approximately $34,000; and
•	Increase in deferred revenue of approximately $59,500 resulting from the acquisition of DRG;

During the six-month period ended June 30, 2007, we incurred website development costs of approximately $93,000 in connection with development of existing and future websites.

During the six-month period ended June 30, 2006, we used cash in operating activities amounting to approximately $253,000. Our cash generated from operating activities was comprised of our net loss of approximately $1,832,000 adjusted for the following:

•	Fair value of shares issued to employees hired for services of approximately $1,550,000; and
•	Amortization of capitalized web development of approximately $10,000;
Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:
•	Decrease in accounts receivable of approximately $18,000;
•	Increase in accounts payable of approximately $37,000;

During the six-month period ended June 30, 2006, we incurred website development costs of approximately $50,000 in connection with the launch of our portfolio of websites.

During the six-month period ended June 30, 2007, we generated cash from financing activities of approximately $887,000, which primarily consisted of the proceeds from notes payable of $400,000 and the proceeds from issuance of shares of Series B Preferred Stock of approximately  $534,000, offset by the payment of financing fees of approximately $47,000 related to the issuance of shares of Series B Preferred Stock.

During the six-month period ended June 30, 2006, we generated cash from financing activities of $330,000, which primarily consisted of proceeds from issuance of shares of common stock of $350,000.

$500,000 Line of Credit.

During April 2007, we entered into a line of credit with five existing stockholders of the Company, each of which agreed to lend us up to $100,000 for a total line of credit of $500,000. Draws on the line of credit accrue interest at the rate of 10% per annum (computed on the basis of a 360-day year) and are payable in monthly installments. The principal and any remaining interest are payable at maturity. Draws on the line of credit are evidenced by promissory notes signed and delivered by the Company in connection with each respective draw. Under the promissory notes, an Event of Default occurs if we breach, fail to perform, or fail to observe any material covenant, term or provision under the note, in case of bankruptcy, reorganization, insolvency or liquidation, or if we fail to pay interest or principal when due and fail to make such payment within 45 days after receipt of a written notice to such extent. The principal and interest may be prepaid in whole or in part without penalty. During the six month period ended June 30, 2007 we drew an aggregate of $400,000 from three different lenders, which funds were used for working capital purposes.  During June 2007, the outstanding amounts due under the line of credit were converted into 11,429 shares of our Series B Preferred Stock. The physical shares will be issued at the closing of the private placement expected in August 2007.

During June 2007, the Company issued 26,679 shares of 8% Series B Convertible Preferred Stock, or Series B Preferred Stock, with a par value of $0.001 per share, which generated net proceeds of $840,375, after financing fees of $93,375 and conversion of notes payable of $400,000. The shares of Series B Preferred Stock and the warrants issued therewith will be physically issued to such investors at the closing of the private placement expected in August 2007.

On March 1, 2007, the Company paid dividends on its Series A Preferred Stock. The dividends amounted to 131,673 shares of the common stock, valued at $19,751.

On June 1, 2007, the Company paid dividends on its Series A Preferred Stock. The dividends amounted to 134,630 shares of the common stock, valued at $20,195.

During the six-month period ended June 30, 2007, the Company granted 7,012,500 options to certain of its employees.

During January 2007, the Company issued 500,000 warrants to purchase shares of Common Stock to certain DRG’s employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The warrants are exercisable at a price of $0.15 per share. The warrants expire in January 2012.

In connection with the issuance of the Series B Preferred Stock, the Company also issued warrants to purchase up to 933,750 shares of Common Stock exercisable at a price of $0.35 per share to the investors.  The warrants will expire in June 2014.

The placement agent for the offering also received seven year warrants to purchase up to 266,785 shares of Common Stock at an exercisable price of $0.35 per share.  The warrants will expire in June 2014.

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

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by a debt settlement agency. The consumers generally enter in a debt solution program with the debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 4.5% and 6% of the total debt of the consumer to be negotiated by the debt settlement agency. The Company receives its fees from the debt settlement agency upon payment by consumers to the debt settlement agency within the first 8 months of the debt solution program, assuming that all consumers will make all their payments. This payment is subject to a partial refund by the Company to the debt settlement agency if 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract or 2) if the debt settlement agency issues a refund to the consumer over the term of the contract. Accordingly, the fee earned by the Company is recognized over the term of the underlying contract between the debt settlement agency and the consumer, which is generally 3 years. Consequently, the Company defers the excess of the fees it has received from the debt settlement agency in excess of the revenues it would otherwise recognize over the term of the underlying contract between the debt settlement agency and the consumer. Such excess amounted to approximately $477,000 at June 30, 2007 and is recorded as deferred revenue on the balance sheet.

Website Development Costs

We capitalized certain internal use software and website development costs amounting to approximately $234,000 as of the six-month period ended June 30, 2007. We use judgment in estimating the useful life of the costs capitalized for each specific project which is one year.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Between April 1, 2007 and June 30, 2007 we have issued a total of 26,679 shares of our Series B Preferred Stock in connection with a private placement.

Between April 1, 2007 and June 30, 2007 we have issued a total of 933,750 warrants to purchase shares of our common stock. The warrants were issued in connection with the Series B Preferred Stock private placement.

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

Item 6.    Exhibits

10.1	Certificate of Designations of 8% Series B Convertible Preferred Stock.

10.2	Form of Subscription Agreement of 8% Series B Convertible Preferred Stock

10.3	Form of Warrant

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC..

Dated: August 13, 2007	By:	/s/ Brian Ross
Brian Ross Chief Executive Officer