Form 10QSB
period 2007-09-30
ACCELERIZE NEW MEDIA INC
filed 2007-11-13
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________
Commission File Number: 000-52635

ACCELERIZE NEW MEDIA, INC.
(Exact name of small business issuer as specified in charter)

Delaware	20-3858769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12121 WILSHIRE BLVD.,
SUITE 322
LOS ANGELES, CALIFORNIA 90025
(Address of principal executive offices)

(310) 903 4001
 (Issuer's telephone number)

6477 HIGHWAY 93 SOUTH
SUITE 303
WHITEFISH, MONTANA 59937
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]1  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

1 The issuer became subject to the filing requirements of the Exchange Act on May 9, 2007.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value per share, was 21,290,962 as of November 13, 2007.

When used in this quarterly report, the terms “Accelerize,” “ we,” “our,” and “us” refer to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading “Risk Factors” in our Prospectus dated May 9, 2007, as amended. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

PART I-FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
Current Assets:
Cash	$1,799,545
Accounts receivable, net of provision for bad debt of $7,647	20,417
Prepaid expenses	9,605
Total current assets	1,829,567

Website development costs, net of accumulated amortization of $171,216	213,499

Fixed assets, net of accumulated depreciation of $8,016	24,053
Goodwill	580,547
Total assets	$2,647,666

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$191,442
Payable to former member	49,963
Deferred revenues- short-term	379,060
Total current liabilities	620,465

Deferred revenue- long-term	154,735
Total liabilities	775,200

Stockholders' Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding	728,567
Series B, 118,875 issued and outstanding	3,644,563
Common stock; $.001 par value; 100,000,000 shares authorized;
21,290,962 shares issued and outstanding	21,291
Additional paid-in capital	2,236,257
Accumulated deficit	(4,758,212)

Total stockholders’ equity	1,872,466

Total liabilities and stockholders’ equity	$2,647,666

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month period ended		Nine-month period ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$135,390	$81,596	$578,434	$159,052

Operating expenses:
Selling, general & administrative	1,279,138	176,638	2,775,356	2,086,576
Total operating expenses	1,279,138	176,638	2,775,356	2,086,576

Operating loss	(1,143,748)	(95,042)	(2,196,922)	(1,927,524)

Other income (expense):
Interest income (expense), net	9,417	-	3,859	-
	9,417	-	3,859	-

Net loss	(1,134,331)	(95,042)	(2,193,063)	(1,927,524)

Less dividend issued for series A preferred stock	93,856	23,552	154,170	23,552

Net loss attributable to common stock	$(1,228,187)	$(118,594)	$(2,347,233)	$(1,951,076)

Basic and diluted loss per common share	$(0.06)	$(0.01)	$(0.11)	$(0.11)

Basic and diluted weighted average common
shares outstanding	21,200,231	19,000,000	21,068,202	18,571,703

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Nine-month period ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,193,063)	$(1,927,524)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	120,597	28,545
Fair value of shares issued for services	-	1,550,000
Fair value of options granted	54,018	-
Changes in operating assets and liabilities:
Accounts receivable	3,242	(30,833)
Prepaid expenses	(7,030)	(2,575)
Accrued interest	10,977	-
Accounts payable and accrued expenses	(95,044)	4,156
Deferred revenue	115,880	-

Net cash used in operating activities	(1,990,423)	(378,231)

Cash flows used in investing activity:
Website development costs	(243,169)	(99,177)

Net cash used in investing activity	(243,169)	(99,177)

Cash flows from financing activities:
Proceeds from notes payable	400,000	-
Payment to former member	(25,696)	-
Payment of financing fees	(516,062)	(110,433)
Common stock to be issued	-	(20,000)
Proceeds from issuance of shares of common stock	-	350,000
Proceeds from issuance of shares of Preferred Stock A	-	736,500
Proceeds from issuance of shares of Preferred Stock B	3,760,625	-

Net cash provided by financing activities	3,618,867	956,067

Net increase in cash	1,385,275	478,659

Cash, beginning of period	414,270	20,224

Cash, end of period	$1,799,545	$498,883

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,500	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature associated with issuance
of warrants related to Preferred Stock B	$94,030	$-
Conversion of notes payable into shares of
Preferred Stock B	$400,000	$-
Goodwill results from acquisition and corresponding
increase in	$580,547	$-
Assets	$44,105	$-
Liabilities	$519,652	$-
Common stock and additional paid-in capital	$105,000	$-

See Notes to the Unaudited Financial Statements

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007 and 2006

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

The Company provides internet development services and turnkey customer acquisition solutions for small to medium size U.S. companies. The Company focuses much of its key web tool design using RSS, or Really Simple Syndication, technologies. RSS is a web content syndication format that is rapidly being adopted as a standard for use for Internet content query and customization.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of recurring accruals, considered for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $2 million during the nine-month period ended September 30, 2007. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by increasing its revenues and, if necessary, issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

During December 2006, the Company entered into an Asset Purchase Agreement to acquire a substantial portion of the operating assets of The Debt Reduction Group, LLC, or DRG. Pursuant to the Asset Purchase Agreement, the Company acquired in January 2007 the accounts receivable and substantially all intangible assets of DRG in consideration of issuing 3,500,000 shares of its common stock to the managing members of DRG, of which 1,750,000 remains in escrow for up to a year to secure payment of any claims for losses under indemnification provisions under the purchase agreement, as well as granting 500,000 warrants to certain of DRG’s employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The Company consummated the transaction in January 2007.

The acquisition of the operations of DRG was accounted for pursuant to the Statement of Financial Accounting Standards, or SFAS No. 141, Business Combinations, which provides that the assets and liabilities acquired and the equity interest issued are initially recognized at the date of acquisition and measured at the fair value of the net assets acquired and consideration exchanged. Additionally, SFAS No. 141 provides that the results of operations of the acquired entity after the effective date of acquisition be consolidated in the results of operations of the acquirer.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007 and 2006

NOTE 1: DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN: -(Continued)

The total aggregate purchase price of DRG amounted to $624,652, which consisted of (i) 1,750,000 shares (not including additional shares to potentially be paid at a later date upon certain conditions) of common stock valued at an aggregate of $105,000 and (ii) assumption of $519,652 of liabilities. The purchase price has initially been allocated as follows:

Fair value of the unescrowed shares:	$105,000
Assets acquired:	(44,104)
Liabilities assumed:	519,652
Goodwill:	$580,548

The fair value of the shares issued pursuant to this transaction was based on a valuation of the Company’s shares prepared by an unrelated valuation specialist, using the discounted cash flow approach.

The goodwill resulting from this transaction was primarily attributable to the expected additional revenues and resulting increased margin from the combination of the financial web sites of the Company and DRG under one family of complementary and coordinated financial portals.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $100,000. During the nine-month period ended September 30, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007 and 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (Continued)

The Company's accounts receivable are due from a few customers, all located in the United States. Two of the Company’s customers accounted for 39% and 45% of its accounts receivable at September 30, 2007.

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

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract or 2) the debt settlement agencies issues a refund to the consumer over the term of the respective contract. For consumers enrolled March 1, 2007 forward the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $534,000 at September 30, 2007 and is recorded as deferred revenue on the balance sheet.

Since September 2007, the payment to the Company is subject to a partial refund only if a debt settlement agency issues a refund to the consumer over the term of the respective contract.

During June 2005, DRG outsourced the debt solution administration of its existing clients to a debt settlement agency. This administration includes implementation, customer service, and the actual debt negotiation. Pursuant to the outsourcing arrangement, the debt settlement agency paid DRG (and after January 1, 2007 to the Company) 45% of the fees collected from the consumers and retains 5% of such fees

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007 and 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (Continued)

as a reserve for possible cancellations, returns, and legal fees. Funds available under the reserve were paid as follows: 50% in June 2006, and 25% to the Company, in January 2007 and June 2007, respectively. The Company recognizes fees pursuant to this arrangement as revenues when it receives the funds from the debt settlement agency.

The Company also generates revenues, to a lesser extent, by selling leads it generates to synergistic companies operating in the debt consumer market segment and from ads appearing on its network of web sites.

Customer Concentration

One of the Company's customers accounted for approximately 55% of its revenues during the nine-month period ended September 30, 2007. Two of the Company’s customers accounted for 48% and 42% of the Company’s revenue during the nine-month period ended September 30, 2006.

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

 Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $813,890 and $128,117 during the nine-month period ended September 30, 2007 and 2006, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $243,000 as of September 30, 2007.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007 and 2006

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (Continued)

Income Taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Share-based Payment

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), "Share-Based Payment," or SFAS No. 123(R) which replaced SFAS No. 123 and superseded Accounting Principles Board, or  APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 107, “Disclosures about Fair Value of Financial Instruments,” or SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006, the Company has adopted the provisions of SFAS No. 123 (R) and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

Segment Reporting

The Company operates in two segments: 1) internet development services and turnkey customer acquisition solutions, and 2) sales and marketing services to debt settlement agencies. The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS Statement No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In February 2007, the SFAS issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in the Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

•	Recognized financial assets and financial liabilities except:
•	An investment in a subsidiary that the entity is required to consolidate
•	An interest in a variable interest entity that the entity is required to consolidate
•
Employers’ and plans’ obligations (or assets representing net overfunded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), postemployment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in SFAS Statements No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Postemployment Benefits”, No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”

•
Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.)

•	Deposit liabilities, withdrawable on demand, of banks, savings and loan associations, credit unions, and other similar depository institutions

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007 and 2006

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options and warrants amounted to 14,631,875 at September 30, 2007, and have been excluded from the earnings per share computation due to their anti-dilutive effect.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following sets forth the computation of basic and diluted earnings per share for the nine-month period ended September 30, 2007 and 2006:

	For the nine-month period ended
	September 30,
	2007	2006
Numerator:
Net loss attributable to common stock	$(2,347,235)	$(1,951,076)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	21,068,202	18,571,703
Denominator for diluted earnings per share-
Weighted average shares outstanding	21,068,202	18,571,703

Basic earnings per share	$(0.11)	$(0.11)
Diluted earnings per share	$(0.11)	$(0.11)

NOTE 3: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows at September 30, 2007:

Website development costs	$384,715
Less: accumulated amortization	(171,216)
Website development costs, net	$213,499

Amortization expense of the website development costs amounted to $112,580 and $28,545 during the nine-month periods ended September 30, 2007 and 2006, respectively.

NOTE 4: NOTES PAYABLE

During April 2007, the Company secured a line of credit with five existing stockholders which provides for borrowings of up to $500,000.  The line of credit bore interest at 10% per annum payable monthly.  During the nine-month period ended September 30, 2007, the Company borrowed in aggregate $400,000 under the line of credit. The notes issued pursuant to the line of credit mature on October 4, 2007.  During June 2007, the outstanding amounts due under the line of credit were converted into 11,429 shares of Series B Preferred Stock. The actual stock certificates were issued to the creditors with the closing of the Series B Preferred Stock at August 31, 2007. In association with the notes payable, the Company incurred interest expense of $4,194 during the nine-month period ended September 30, 2007.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007 and 2006

NOTE 5: STOCKHOLDERS’ EQUITY

Common Stock

In January 2006, the Company issued 3,500,000 shares of common stock which generated net proceeds of $350,000.

In January 2006, the Company issued 15,500,000 shares to certain of its officers for compensation valued at $1,550,000.

On September 1, 2006, the Company paid dividends on its preferred stock. The dividends amounted to 14,005 shares of the common stock, valued at $2,101.

On March 1, 2007, the Company paid dividends on its preferred stock. The dividends amounted to 131,673 shares of the common stock, valued at $19,750.

On June 1, 2007, the Company paid dividends on its preferred stock. The dividends amounted to 134,631 shares of the common stock, valued at $20,195.

On September 1, 2007, the Company paid dividends on its preferred stock. The dividends amounted to 134,631 shares of the common stock, valued at $20,195.

Preferred Stock- Series A

Between August 2006 and October 2006 the Company issued 54,000 shares of 10% Series A Convertible Preferred Stock, or Series A Preferred Stock, with a par value of $0.001 per share, resulting in gross proceeds of $810,000 to the Company.

The holders of the Series A Preferred Stock are entitled to cumulative preferential dividends at the rate of 10% per annum, payable quarterly in arrears on each of September 1, December 1, March 1, and June 1, commencing on the first quarter after the issuance date beginning September 1, 2006 in cash or shares of the Company’s Common Stock. If the Company elects to pay any dividend in shares of Common Stock, the number of shares of Common Stock to be issued to each holder shall be an amount equal to the quotient of (i) the dividend payment divided by (ii) $0.15 per share.

The shares of Series A Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the holder, and converted at $0.15 per share. The shares of Series A Preferred Stock are convertible into shares of common stock, at any time, at the option of the holder and a conversion price of $0.15 per share, at an initial rate of conversion of 100 shares of common stock for each one share of Series A Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of common stock or other securities convertible into shares of common stock at an effective price less than $0.15 per share. In the event a public market is established for the Company’s common stock, the 10% Series A Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its common stock is $0.40 or more per share for 10 consecutive trading days and the average daily volume is at least 100,000 shares.

The Company granted the Series A Preferred Stockholders piggyback registration rights covering the common shares underlying the Series A Preferred Stock and common stock underlying warrants. Resales

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007 and 2006

NOTE 5: STOCKHOLDERS’ EQUITY -(continued)

of such underlying shares were registered on a registration statement on Form SB-2 declared effective by the SEC on May 9, 2007.

Preferred Stock- Series B

Between June 2007 and September 2007, the Company issued 118,875 shares of 8% Series B Convertible Preferred Stock, or Series B Preferred Stock, with a par value of $0.001 per share, which generated net proceeds of $3,244,563 to the Company, after financing fees of $516,063 and conversion of notes payable of $400,000.

The holders of the Series B Preferred Stock are entitled to cumulative preferential dividends at the rate of 8% per annum, payable quarterly in arrears on each of September 1, December 1, March 1, and June 1, commencing on December 1, 2007. If the Company elects to pay any dividend in shares of Common Stock, the number of shares of Common Stock to be issued to each holder shall be an amount equal to the higher of (i) the average of the closing bid prices for the common stock over the five trading days immediately prior to the dividend date or (ii) $0.35.

The shares of Series B Preferred Stock Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the Holder, and converted at $0.35 per share. The shares of Series B Preferred Stock are convertible into shares of common stock, at any time, at the option of the holder and a conversion price of $0.35 per share, at an initial rate of conversion of 100 shares of common stock for each one share of Series B Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of common stock or other securities convertible into shares of common stock at an effective price less than $0.35 per share.  In the event a public market is established for the Company’s common stock, the Series B Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its common stock is $1.00 or more per share for 10 consecutive trading days.

The Company granted the Series B Preferred Stockholders piggyback registration rights covering the common shares underlying the Series B Preferred Stock and common stock underlying warrants.

The rights of the holders of the Series B Preferred Stock are subordinate to the rights of the holders of Series A Preferred Stock.

Warrants

During January 2007, the Company issued warrants to purchase 500,000 shares of common stock to certain DRG employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The warrants are exercisable at a price of $0.15 per share. The warrants expire in January 2012.

In connection with the issuance of the Series A Preferred Stock, the Company also issued warrants to purchase 736,500 shares of common stock exercisable at a price of $0.15 per share to the investors at September 30, 2006.  The warrants expire in June 2013.

The placement agent for the Series A Preferred Stock offering also received seven year warrants to purchase 484,667 shares of common stock at an exercisable price of $0.15 per share.  The warrants expire June 2013.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007 and 2006

NOTE 5: STOCKHOLDERS’ EQUITY -(continued)

The fair value of the warrants issued in connection with the issuance of the Series A Preferred Stock amounted to $94,030.  The fair value is based on the following assumptions, using Black Scholes Model: term: 7 years; exercise price $0.15; risk-free interest rate: 4.85%; expected volatility: 69.40%; market value: $0.06.

The expected volatility was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants was recorded as dividends for Series A Preferred Stock and as an increase in additional paid-in capital.

In connection with the issuance of the Series B Preferred Stock, the Company also issued warrants to purchase 4,310,625 shares of common stock exercisable at a price of $0.35 per share to the investors.  The warrants expire in June 2014.

The placement agent for the Series B Preferred Stock offering also received seven year warrants to purchase 1,188,750 shares of common stock at an exercisable price of $0.35 per share.  The warrants expire June 2014.

The fair value of the warrants issued in connection with the issuance of the preferred stock amounted to $94,030.  The fair value is based on the following assumptions, using Black Scholes Model: term: 7 years; exercise price $0.35; risk-free interest rate: 4.95%; expected volatility: 69.40%; market value: $0.06.

The expected volatility was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants was recorded as dividends for Series B Preferred Stock and as an increase in additional paid-in capital.

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Accelerize New Media, Inc. Stock Option Plan, or the Plan. The total number of shares of capital stock of the Company that may be subject to options under the Plan was initially 4,300,000 shares of common stock, and on May 16, 2007 was increased to 10,000,000 shares of common stock, $.001 par value per share, from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of common stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve.

During the nine-month period ended September 30, 2007, the Company granted 7,282,500 options to certain of its employees.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007 and 2006

NOTE 5: STOCKHOLDERS’ EQUITY -(continued)

At September 30, 2007, options to purchase 7,282,500 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price per share of $0.15 per share. The options outstanding vest over periods ranging from two to three years.

During the nine-month periods September 30, 2007 and September 30, 2006, the Company recorded a share-based payment expense amounting to approximately $54,000 and $0, respectively, in connection with all options outstanding at the respective measurement dates

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options is based on the Black Scholes Model using the following assumptions :

Exercise price:	$0.15
Market price at date of grant:	$0.06
Expected volatility:	69%
Expected dividend rate:	0%
Risk-free interest rate:	4.54%

The expected volatility is based on the historical volatility of companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the nine-month period ended September 30, 2007 amounted to $0.02

The total compensation cost related to nonvested awards not yet recognized amounted to approximately $126,000 at September 30, 2007 and the Company expects that it will be recognized over the following weighted-average period of 26 months.

If any options granted under the Plan expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and non-qualified stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive non-qualified stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The Plan provides for adjustments upon changes in capitalization.

The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2007 and 2006

NOTE 6: PRO FORMA INFORMATION

Supplemental pro forma information that discloses the results of operations for the nine-month period ended September 30, 2006 as though the business combination had been completed as of the beginning of the period being reported on is as follows:

	Nine-month period ended
	September 30, 2006
	Accelerize	DRG	Total

Revenues	$159,052	$336,181	$495,233

Operating expenses:
Selling, general & administrative	2,086,576	572,627	2,659,203
Total operating expenses	2,086,576	572,627	2,659,203

Operating loss	(1,927,524)	(236,446)	(2,163,970)

Other income (expense):
Interest income	-	368	368
Interest expense	-	(190)	(190)
	-	(178)	(178)

Net loss	(1,927,524)	(236,268)	(2,163,792)

Less dividend issued for series A preferred stock	23,552	-	23,552

Net loss attributable to common stock	$(1,951,077)	$(236,268)	$(2,187,344)

Basic and diluted loss per common share	$(0.09)	$(0.14)	$(0.11)

Basic and diluted weighted average common shares outstanding	19,000,000	1,750,000	20,750,000

NOTE 7: SUBSEQUENT EVENTS

In October 2007, the Company purchased certain domain name rights for $200,000.   The Company may renew such domain name rights for an annual fee of $25,000 and every year there after.

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

Overview

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

We primarily make money from the following: (i) debt settlement referrals - following the acquisition of The Debt Reduction Group LLC, or DRG, which is an important source of revenue for us. We receive a fee for providing sales and marketing support in connection with debt settlement solutions offered by debt settlement agencies to consumers in the United States;  (ii) online advertising - this is our most strategic line of business. We charge vendors to place advertisements that are accessed through our content network. When users take specified actions as a result of clicking through these ads, we receive a fee. We also receive a fee on a cost-per-mille, or CPM basis; and (iii) sales of map software through our website www.Mapgui.com. The revenue we generate from the latter and its importance to our overall operation is minimal.

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

Our common stock is not quoted or traded on any exchange. We filed an application to have our common stock traded on the Over-The-Counter Bulletin Board, or the OTC.BB, and we are hopeful that such permission to be granted by the end of the 2007 fiscal year.

Recent Developments

From June to September 2007, the Company issued 118,875 shares of 8% Series B Convertible Preferred Stock with a par value of $0.001 per share, which generated net proceeds of $3,244,563, after financing fees of $516,063 and conversion of notes payable of $400,000.

During April 2007, the Company secured a line of credit with five existing stockholders which provides for borrowings of up to $500,000.  The line of credit bears interest at 10% per annum payable monthly.  During the nine-month period ended September 30, 2007, the Company borrowed in aggregate $400,000 under the line of credit. The notes issued pursuant to the line of credit matures on October 4, 2007.  During June 2007, the outstanding amounts due under the line of credit were converted into 11,429 shares of Series B Preferred Stock.  The actual stock certificates were issued to the creditors with the closing of the Series B preferred Stock at August 31, 2007.  In association with the notes payable, the Company incurred interest expense of $4,194 during the nine-month period ended September 30, 2007.

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

The total purchase price that we paid for the acquisition was a combination of shares of our common stock, options and assumption of certain liabilities as follows: (i) 3,500,000 shares, of which 1,750,000 shares were be held back in escrow for a period of one year to secure payment of any claims for losses under indemnification provisions under the purchase agreement, (ii) the assumption of certain operating liabilities, (iii) 400,000 options to be issued to each of the principals of DRG, namely Damon Stein and Dan Goldberg, and (iv) the issuance of earn-out warrants with vesting tied to the achievement of certain performance targets. Depending on what targets are hit, 400,000, 450,000 or 500,000 earn-out warrants may vest eighteen months from the closing date. We have no obligation to register the offering or re-sale of such shares. We did not assume the lease (and the sublease) of DRG, which remained as primary tenant on the lease. We are using and occupying the space and pay the rent on a pass through basis. DRG also sublets a portion of the premises. Amounts received by DRG under the sublease offset amounts owing by us under the lease pass through. In connection with the acquisition, Mr. Stein became our General Counsel, and Mr. Goldberg became Chief Marketing Officer, both on a full-time basis.

Results of Operation 2007 and 2006

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

			Increase/	Increase/
	Nine-month period ended		(Decrease)	(Decrease)
	September 30,		in $ 2007	in % 2007
	2007	2006	vs 2006	vs 2006

Revenues	$578,434	$159,052	$419,382	263.7%

Operating expenses:
Selling, general & administrative	2,775,356	2,086,576	688,780	33.0%
Total operating expenses	2,775,356	2,086,576	688,780	33.0%

Operating loss	(2,196,922)	(1,927,524)	(269,398)	14.0%

Other expense:
Interest income, net	3,859	-	3,859	NM
	3,859	-	3,859	NM

Net loss	(2,193,063)	(1,927,524)	(265,539)	13.8%

Less dividend issued for series A preferred stock	154,170	23,552	130,618	554.6%
			-
Net loss attributable to common stock	$(2,347,233)	$(1,951,076)	$(396,157)	20.3%

NM: Not Meaningful

Revenues

Revenues primarily consist of fees generated from lead generations and, to a lesser extent, from traffic revenues generated from our portfolio of web sites. Our increase in revenues during the nine-month period ended September 30, 2007 when compared to the prior nine-month period is primarily due to the acquisition of the assets of DRG effective January 1, 2007 which increased revenue by approximately $319,000 and, to a lesser extent, from increased fees generated from lead generations from other sources and from traffic revenues generated from our portfolio of web sites.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consists of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees. The increase in selling, general and administrative expenses during the nine-month period ended September 30, 2007 when compared to the prior nine-month period is primarily due to the following:

•	an increase in selling, general and administrative expenses associated with assuming the operations of DRG of approximately $531,000;
•	an increase in cash compensation to new and existing employees of approximately $626,000 primarily to expand the marketing of our products and services;
•	an increase in the marketing program expenditures of approximately $424,000;
•	an increase in legal and professional fees of approximately $342,000 associated with the preparation and filing of a registration statement and interim filings; and
•	an increase in amortization of website development costs of approximately $113,000.
These increases were offset by:
•	A decrease in expenses associated with the issuance of stock for compensation to employees of $1,550,000, which occurred during the nine-month period ended June 30, 2006.

Liquidity and Capital Resources

At September 30, 2007, our cash amounted to approximately $1.8 million and our working capital amounted to approximately $1.2 million.

During the nine-month period ended September 30, 2007, we used cash in our operating activities amounting to approximately $2 million. Our cash used in operating activities was comprised of our net loss of approximately $2.2 million adjusted for the following:

•	Fair value of options granted to employees of approximately $54,000; and
•	Amortization of capitalized web development and depreciation of fixed assets of approximately $121,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accrued interest of approximately $11,000;
•	Decrease in accounts payable and accrued expenses of approximately $95,000; and
•	Increase in deferred revenue of approximately $116,000 since the acquisition of DRG.

During the nine-month period ended September 30, 2007, we incurred website development costs of approximately $243,000 in connection with development and enhancement of our websites.

During the nine-month period ended September 30, 2006, we used cash in operating activities amounting to approximately $378,000. Our cash generated from operating activities was comprised of our net loss of approximately $1,928,000 adjusted for the following:

•	Fair value of shares issued to employees hired for services of approximately $1,550,000; and
•	Amortization of capitalized web development of approximately $29,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Decrease in accounts receivable of approximately $31,000.

During the nine-month period ended September 30, 2006, we incurred website development costs of approximately $99,000 in connection with the launch of our portfolio of websites.

During the nine-month period ended September 30, 2007, we generated cash from financing activities of approximately $3,618,867, which primarily consisted of the proceeds from issuance of shares of Series B Preferred Stock of approximately  $3,761,000 and the proceeds from notes payable of approximately $400,000, offset by the payment of financing fees of approximately $516,000 related to the issuance of shares of Series B Preferred Stock and the payment to former member of approximately $26,000.

During the nine-month period ended September 30, 2006, we generated cash from financing activities of $956,000, which primarily consisted of proceeds from issuance of shares of common stock of $350,000 and the proceeds from the issuance of shares of Series A Preferred Stock of approximately $737,000, offset by the payment of financing fees of approximately $110,000 related to the issuance of shares of Series A Preferred Stock.

In October 2007, the Company purchased certain domain name rights for $200,000.  The Company may renew such domain name rights for an annual fee of $25,000 and every year thereafter.

$500,000 Line of Credit.

During April 2007, we entered into a line of credit with five existing stockholders of the Company, each of which agreed to lend us up to $100,000 for a total line of credit of $500,000. Draws on the line of credit accrue interest at the rate of 10% per annum (computed on the basis of a 360-day year) and are payable in monthly installments. The principal and any remaining interest are payable at maturity. Draws on the line of credit are evidenced by promissory notes signed and delivered by the Company in connection with each respective draw. Under the promissory notes, an Event of Default occurs if we breach, fail to perform, or fail to observe any material covenant, term or provision under the note, in case of bankruptcy, reorganization, insolvency or liquidation, or if we fail to pay interest or principal when due and fail to make such payment within 45 days after receipt of a written notice to such extent. The principal and interest may be prepaid in whole or in part without penalty. During the nine month period ended September 30, 2007 we drew an aggregate of $400,000 from three different lenders, which funds were used for working capital purposes.  During June 2007, the total outstanding amounts due under the line of credit were converted into 11,429 shares of our Series B Preferred Stock.  The actual stock certificates were issued to the creditors with the closing of the Series B preferred Stock at August 31, 2007.  In association with the notes payable, the Company incurred interest expense of $4,194 during the nine-month period ended September 30, 2007.

From June to September 2007, the Company issued 118,875 shares of Series B Preferred Stock, which generated net proceeds of $3,644,563, after financing fees of $416,063 and conversion of notes payable of $400,000.

On March 1, 2007, the Company paid dividends on its Series A Preferred Stock. The dividends amounted to 131,673 shares of the common stock, valued at $19,751.

On June 1, 2007, the Company paid dividends on its Series A Preferred Stock. The dividends amounted to 134,630 shares of the common stock, valued at $20,195.

On September 1, 2007, the Company paid dividends on its preferred stock. The dividends amounted to 134,631 shares of the common stock, valued at $20,195.

During the nine-month period ended September 30, 2007, the Company granted 7,282,500 options to certain of its employees.

During January 2007, the Company issued warrants to purchase 500,000 shares of common stock to certain DRG’s employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The warrants are exercisable at a price of $0.15 per share. The warrants expire in January 2012.

In connection with the issuance of the Series B Preferred Stock, the Company also issued warrants to purchase up to 4,160,625 shares of common stock exercisable at a price of $0.35 per share to the investors.  The warrants will expire in June 2014.

The note holders also received seven year warrants to purchase up to 150,000 shares of common stock at an exercisable price of $0.35 per share.  The warrants will expire in June 2014.

The placement agent for the offering also received seven year warrants to purchase up to 1,188,750 shares of Common Stock at an exercisable price of $0.35 per share.  The warrants will expire in June 2014.

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

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract or 2) the debt settlement agencies issues a refund to the consumer over the term of the respective contract. For consumers enrolled March 1, 2007 forward the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $534,000 at September 30, 2007 and is recorded as deferred revenue on the balance sheet.

Since September 2007, the payment to the Company is subject to a partial refund only if a debt settlement agency issues a refund to the consumer over the term of the respective contract.

Website Development Costs

We capitalized certain internal use software and website development costs amounting to approximately $384,000 as of the nine-month period ended September 30, 2007. We use judgment in estimating the useful life of the costs capitalized for each specific project which is one year

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Between June 2007 and September 2007 we issued a total of 118,875 shares of our Series B Preferred Stock in connection with a private placement.

Between June 2007 and September 2007 we issued warrants to purchase a total of 4,310,625 shares of our Common Stock. The warrants were issued in connection with the Series B Preferred Stock private placement. The warrants are exercisable at a price of $0.35 per share. The warrants expire in June 2014.

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

Item 6.    Exhibits

10.1	Certificate of Designations of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.)
10.2
Form of Subscription Agreement of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.)

10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.)
10.4
Form of Note Conversion Agreement between the Company and the Shareholder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K furnished to the SEC on September 7, 2007.)

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

ACCELERIZE NEW MEDIA, INC..

Dated: November 13, 2007	By:	/s/ Brian Ross
Brian Ross Chief Executive Officer