Form 10-K
period 2007-12-31
ACCELERIZE NEW MEDIA INC
filed 2008-03-31
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________

Commission File Number 000-52635

ACCELERIZE NEW MEDIA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3858769
(State of Incorporation)	(IRS Employer Identification No.)

12121 Wilshire Blvd. , Suite 322, Los Angeles, CA 90025
(Address of Principal Executive Offices) (Zip Code)

 Registrants telephone Number, Including Area Code: (310) 903 4001

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]  No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [   ]                                                                    Accelerated filer [  ]

Non-accelerated filer [   ]                                                                      Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the voting shares of the registrant held by non-affiliates on June 30, 2007 was $3,379,7161. For purposes of this calculation, an aggregate of 11,500,000 shares of common stock were held by the directors and officers of the registrant on June 30, 2007 and have been included in the number of shares of common stock held by affiliates.

The number of the registrant’s shares of common stock outstanding as of March 31, 2008: 24,101,260.

1 On such date our shares of Common Stock were not yet quoted on the Over-The-Counter Bulletin Board, or the OTC.BB, or traded on any other stock exchange. The aggregate market value provided above is based on a price of $0.35 per share, which is a fixed price at which such non-affiliates were able to sell their shares until January 9, 2008, when our Common Stock commenced quoting on the OTC.BB.

In this Annual Report on Form 10-K, the terms the “Company,” “Accelerize”, “we”, “us” or “our” refers to Accelerize New Media, Inc., unless the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. FOR EXAMPLE, WHEN WE DISCUSS THE INTERNET MARKET TRENDS, AND SPECIFICALLY, THE GROWTH IN ON-LINE ADVERTISING, BUSINESS NETWORKS AND RSS, AND OUR EXPECTATIONS BASED ON SUCH TRENDS, WE ARE USING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, GENERAL MARKET CONDITIONS, INCLUDING THE RECENT DOWNTURN IN ECONOMY AND THE GROWTH IN CONSUMER DEBT, REGULATORY DEVELOPMENTS AND OTHER CONDITIONS WHICH ARE NOT WITHIN OUR CONTROL.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN THIS ANNUAL REPORT UNDER “ITEM 1A. RISK FACTORS.”

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

PART I

Item 1.  Business

Overview

We offer a comprehensive online media solution for clients to reach their target audience on the internet. We provide lead generation and customer acquisition solutions via our network of financial, news, and business networking portals, and also through real simple syndication, or RSS feeds, blogs, targeted e-mail, banners, search engine optimization, debt settlement referrals, and co-registration opportunities. We also provide our content to other companies in a variety of formats including re-branded portals, investor relations pages, and RSS feeds. We primarily make money from the following three lines of business: (1) Online advertising - We make our content network  available without charge to users, and we generate revenue through the sale of display advertisements; advertisers pay us a fee each time a user views or clicks on an ad displayed within our content network; (2) Debt settlement referrals - We receive fees for providing sales and marketing support in connection with debt settlement solutions offered by debt settlement agencies to consumers in the United States; and (3) Lead generation - Utilizing our internally designed and developed lead generation platform, we provide reputable vendors of notable products and services with opportunities to contact qualified and interested potential customers, essentially crafting high-quality new-business leads for the product and service vendors, i.e., delivering buyers to sellers, in return for the lead fees we receive as our compensation.

We own and operate an extensive portfolio of 6,477 domain names (commonly referred to as URLs), and we use this portfolio to build consumer-based portals, microsites, and landing pages which are attractive and useful to our users because of the unique information items therein offered.  This  drives significant new and recurring user traffic to our websites and allows us to generate highly relevant responses and leads for our online advertising, debt settlement referral, and lead generation customers.

Our principal offices are located at: 12121 Wilshire Blvd., Suite 322, Los Angeles, CA 90025, and  our telephone number there is: (310) 903 4001. Our corporate website is: www.accelerizenewmedia.com.

Our History

We were incorporated on November 22, 2005 under the laws of the State of Delaware. Prior to our incorporation we operated as a sole proprietorship owned by one of the members of our current management team, which was doing business as Accelerize New Media.

On January 2, 2007, we acquired substantially all of the assets and assumed some, but not all, of the liabilities of the Debt Reduction Group, or TDRG, an internet marketing business focused at identifying debt and mortgage leads from forms hosted on TDRG’s network of websites, and selling such leads to third parties or processing the leads within TDRG in connection with TDRG’s debt settlement referral business. The previous owners of TDRG, Mr. Damon Stein and Mr. Daniel Goldberg, were retained by us and presently hold positions as our General Counsel and Chief Marketing Officer, respectively.

On December 22, 2006, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission, or the SEC, which registration statement became effective on May 9, 2007. At the same time we became a reporting company under the Securities Exchange Act of 1934. On December 18, 2007, the Financial Industry Regulatory Authority informed us that its staff decided to clear our request for an unpriced quotation on the Over-The-Counter Bulletin Board, or the OTC.BB, and on January 9, 2008, our Common Stock commenced trading on the OTC.BB under the symbol ACLZ.OB.

On April 1, 2007, we opened our office in Santa Ana, CA, which houses our lead generation division. Concurrently, our web-portal developments continued their early organic growth patterns and by the end of April 2007, www.secfilings.com had recorded in excess of 10,000 year-to-date new member enrollments, despite the fact that the portal’s marketing efforts had not yet begun.

How we market our services

We market our services via organic and search engine marketing, or SEM, direct sales by our sales team, financial data portals, blogs and RSS feeds.

●
organic search listings are results based on factors such as keyword relevancy within a web page. These are the listings generally found on the left hand side in search engines, and are not influenced by direct financial payments, only by effective search engine optimization.

●
paid search marketing consists of placing ads for products or services on search engines and on content sites across the Internet. These ads are typically small snippets of text linked to merchandise pages. Payment is made when users click through to the site from the ad.

●
our blog sites are complements to our financial portals, delivering up-to-date news and analysis which then refers the user to our portals for more detailed information. Using blogs allows us to benefit from the real-time nature of blog search listings, so that current information in our blogs can appear in a wide variety of sites and blog aggregation search engines, often within minutes of the initial posting.

●
our financial portals generate sales leads for complementary financial services including our investor relations web solutions, financial data feeds, and debt consolidation services. Our IR web solutions and debt consolidation sales teams market and sell our products directly to public companies and consumers through traditional sales channels including phone and email. We market our financial portals via free RSS feeds of financial information that are widely disseminated throughout the internet in traditional and blog search engines and websites.

●
we market our debt-settlement referral services through online advertising in search engines, web portals, email newsletters, and other financial-related websites. The ads drive interested consumers to our portfolio of websites acquired with TDRG. If interested, the consumer will submit information and request a free consultation from one of our debt consultants. The debt consultant will contact the consumer to discuss in more detail the services offered by the debt settlement agency. If the consumer is interested, the debt consultant will prepare a detailed proposal outlining a debt reduction solution for the consumer. Once a consumer signs up for the program, the debt settlement agency takes over ownership of the client and handles all customer service and implementation of the debt program.

How we support our services

Web development, server and database development/maintenance and financial data processes are carried out in-house and via a number of partners described below:

Web Development, Server and Database Development/Maintenance, and Financial Data Partners

●
Try Catch Consulting Inc. supports our portals and web-based solutions, our financial/customer/alert data and our technical infrastructure through development, database/server administration, and ongoing maintenance. Try Catch was instrumental in helping us to develop several pivotal technologies, including our e-mail alert engine, the financial data process known as extract, transform and load, or ETL process, and the core web portal platform, which is the basis for all of our web-based solutions.

●
Verio Inc. hosts our servers, concentrating solely upon managed hosting, an advanced type of dedicated hosting. Unlike basic dedicated hosting, managed hosting offers system level administration and support, comprehensive Internet infrastructure and extensive services that relieve IT departments of many critical, and costly responsibilities. These services typically include advanced monitoring, load balancing, elevated security, data storage, stress testing, industry-leading technical expertise and content delivery.

●
Zerolag Communications Inc. provides secure, managed web hosting, server collocation, and IT security to select clients. Zerolag provides our debt-settlement referral business with data back up, elevated security, data storage, email, and hosting. Chosen for their security due to our debt-settlement referral business’s financial data, they provide three core layers of protection for our debt-settlement referral business’s server: regular software updates, firewall protection, and intrusion detection systems, or IDS. In addition, all of our debt-settlement referral business’s data is backed up remotely on a daily basis to prevent data loss.

Financial Data Used to Support Web Properties and Products

●
Hemscott Inc. is a leading independent provider of financial data in the U.S. and Canada. Hemscott delivers detailed numerical, statistical and general business information to us, to help us meet our analytical, compliance and research needs.

●
Global Securities Information, Inc. helps legal and financial firms to fulfill their research requirements. We use GSI's SEC filing service, which is a real time data feed of SEC filings submitted to the SEC via EDGAR service. This relationship ensures that we have the most up-to-date SEC filing data possible with no downtime or missed filings. We retrieve this feed on a regular basis, identify any new SEC filings and add them to our system. Our own supporting processes then retrieve additional information based on the core SEC filing data provided by GSI.

Advertising Partners

●
Zacks Investment Research Inc. markets segments of our ad inventory. Zacks is a Chicago based firm with 25 years of experience in providing institutional and individual investors with the analytical tools and financial information necessary to the success of their investment process.

●
Opt-Intelligence Inc., in partnership with Zacks, assists us with real-time consumer opt-in advertising (commonly called Co-registration). Opt-Intelligence clients include TheStreet.com, Match.com and StarMagazine.com. Their advertiser list includes Circuit City, eBay, Wal-Mart, The Home Depot, NASCAR, Nokia and Procter & Gamble. Co-registration is the practice of one organization, on its own subscription and membership registration forms, offering subscriptions, memberships, or leads to another organization.

Web Properties

Our web properties include a large portfolio of domain names, micro-sites, financial data portals and investor relations portals, including, among others: www.secfilings.com, www.dowindustrials.com,  www.executivedisclosure.com, www.secinvestor.com, www.executiveinvestigator.com,  www.10ksb.com,  www.debt.tv, www.knockoutdebt.com, and www.bankruptcy.tv.  A more comprehensive list and detailed explanation of our web properties is available at our corporate website: www.accelerizenewmedia.com.

On September 5, 2007, we launched our “Ping and Post” proprietary lead generation system, which provides lead generation, campaign management, lead acquisition and management, buyer contract management, and optimize lead routing.

On October 1, 2007, our refined and improved version of www.secfilings.com was deployed and made instantly available to our public users, and shortly thereafter we began recording significant daily and monthly increases in our new member enrollments. Since October 1, 2007, and continuing through and beyond December 31, 2007, our universe of user enrollees and subscribers at www.secfilings.com remains robust and growing.

Financial Data Portals

We offer several free, pre-defined alerts with respect to, among other things, initial public offerings, annual and quarterly reports, insider trading filings and a free customizable alert service that requires registration. Real-time alerts of SEC filings and relevant news are delivered to users via email, RSS and wireless application protocol, or WAP. The alert service allows the user/customer to create unlimited alerts using a number of different filters and combinations of filters. Alerts can contain notifications of any filing type, company summary and news/press releases about specific companies.

Our financial data portals include:

●
www.SECFilings.com, a financial business networking portal delivering free, accurate SEC data and user-generated content. Users can retrieve historical filings, subscribe to free email alerts and RSS feeds, and can track SEC filings by company, industry or person; and

●
www.ExecutiveDisclosure.com, a financial and business networking portal offering free access to in-depth information regarding the executive compensation (salaries, bonuses, option grants, and stock award data) provided by all publicly-held companies.  Users are able to subscribe to email and RSS alerts, and research executives by name, company or industry.

Domain Portfolio

We own and operate an extensive portfolio of 6,477 domain names (commonly referred to as URLs) and apply these to provide useful information for our users, building traffic to our websites, and generating advertising and lead generation revenues from our customers.  A comprehensive list and detailed explanation of our domain properties is available at www.accelerizenewmedia.com.

Micro-sites

A micro-site is an individual web page or cluster of pages which is meant to function as an auxiliary supplement to a primary website. The micro-site's main landing page most likely has its own URL. www.Form10-k.com is an example of one of our "micro-site" properties, offering to customers and users select functionality from our main portals including the ability to search, download documents and login to their portal accounts.

Investor Relations Portals

Our Investor Relations, or IR, solution provides web-based tools which enable a public company to stay in touch with its stockholders via real time email alerts, real time press releases, RSS feeds, SEC filings and more. We offer our investor relations clients the opportunity to mix and match modules to quickly create custom solutions. www.ShareHolderTools.com is our web-based portal for managing IR module subscriptions.

Online Marketing

We help our clients to achieve revenue, profit, market share, and customer loyalty objectives through Internet strategies and systems. We have the knowledge and tools available to deliver cost effective solutions that can assist our clients in achieving their online marketing goals, including:

●	Web Marketing Services, which consists of web design and development of websites;

●	Paid Search, which consists of placing ads for products or services on search engines and on content websites across the Internet;

●	Publisher Network, which consists of email marketing firms and websites; and

●	Search Engine Optimization, which consists of a set of methods aimed at improving the ranking of a website in search engine listings.

Financial Data Solutions

We syndicate and share with others a wealth of public topical financial data in a variety of formats, including company profiles, financials, SEC filings, annual and quarterly reports, executive compensation, press releases, and news.

EDGAR Filing Services

We are a reseller of Excel Filings, LLC (www.excelfilings.com), and through this relationship we can deliver fast, cost-effective SEC EDGAR® filing services for publicly traded companies. Excel Filings is a full-service EDGAR filing agent that strives to offer the most technologically-advanced filing methods available.

RSS Solutions

Utilizing our financial portal network technology we offer a robust set of tools to use RSS in order to assist our clients in reaching current and potential shareholders with new information and also to utilize RSS feeds within our clients' own organization. RSS is a simple Extensible Markup Language, or XML-based system that allows users to subscribe to their favorite websites. Using RSS, a webmaster can put its content into a standardized format, which can be viewed and organized through a RSS-aware software.

Our website properties are the primary source for our lead generation and advertising. The websites are designed to connect / “point” to each other, with the goal of keeping the user within our network. The longer the user stays within the network, the more valuable that user becomes to potential advertisers.

Industry/Market Trends

We believe that our business depends upon the continuing consumer and business use of the internet as a tool facilitating research, communications, and transaction completions, especially in the following segments:

●	RSS

●	Business Networking

●	Internet Content Providers

RSS.

Real Simple Syndication is an effective marketing tool that enables publishers to distribute content to users quickly and efficiently. According to the largest RSS syndication service in the U.S., Google's FeedBurner, it currently syndicates 1,468,265 feeds from some 823,198 publishers. According to the same source, the popularity of RSS is growing, with a 385% traffic growth rate last year. We expect these trends to continue as more consumers embrace this technology.

We believe Consumers see RSS as a way to view information from across the web in one centralized location. A 2005 survey sponsored by Yahoo! showed that 39% of Internet users have consumed RSS in some form. The study also found the average RSS users tended to be young, educated, affluent and tech savvy males. In particular, conscious RSS users tend to be college graduates with an average annual household income of $74,116 compared to an average Internet-wide user income of around $62,655. We believe that this is a growing and lucrative demographic, particularly in the financial industry.

Business Networking.

As the Internet becomes a more integrated part of consumers’ and businesses’ everyday lives, it is no surprise that its use continues to flourish. Today, business networking sites provide consumers a way to connect with like-minded and demographically-similar individuals to share their opinions and their passions. We believe that savvy marketers, from various industries, such as financial institutions and sophisticated consumer goods retailers are taking note of the phenomenon and tapping the power of these wired influencers to spread their messages.

Internet Content Providers.

The number of Internet content providers has rapidly grown over the past few years, thanks to the advent of social media and blogging. In July 2006, the Pew Internet & American Life Project estimated that the U.S. blog population has grown to about 12 million American adults, or 8% of U.S. adult Internet users. Meanwhile, the number of blog readers was estimated as 57 million adults, or 39% of the U.S. adult internet users population. We expect a continued growth in the number of online publishers and readers.

Content providers also continue to benefit from increased online ad spending. eMarketer has predicted that online ad spending in 2008 would reach $25.8 billion - a 23% increase over last year. The research firm also indicated that, “while a floundering economy will certainly affect online ad spending, accounting for the revised estimate, the Internet will support continued ad spending growth even as other media may falter." We expect a continued growth in online advertising that will continue to out-pace traditional advertising for the foreseeable future.

We believe that we have positioned Accelerize to be the source for accurate, financial content distribution. Accelerize New Media Inc.'s content network of Financial Information Portals allows professionals and investors to research and track corporate intelligence, executive compensation data and real-time SEC filings.

Intellectual Property

Our employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our copyright and trademark notices. We do not currently have any registered or pending patents or trademarks, except the trademark “Knockout Debt” (USPTO Reg. No. 2,810,014).

Competition

Our primary competitors include:

Edgar Online, Inc., which provides financial and business information of global companies contained in their SEC filings in a user-friendly format; and

TheStreet.com, Inc., which provides financial news and analysis to individual and professional investors, through electronic publishing, securities research and brokerage.

Other large competitors in the business information industry are Reuters, Standard & Poor’s and Thomson Financial. Competition for information focused on financial data or credit risk comes from companies such as S&P’s Capital IQ, Dun & Bradstreet and Factset. Competition for legal information comes from companies such as Thompson’s Global Securities Information. Other competitors include companies such as 10-K Wizard Technology, which focus on simple SEC data offerings, and MSN Money and Yahoo! Finance, which are more focused on serving individual investors.

We believe that we can compete in attracting users who are individual investors to our sites, because our services are free to the user. The principal competitive factors relating to attracting and retaining users include the quality and relevance of our search results, and the usefulness, accessibility, integration and personalization of the online services that we offer as well as the overall user experience on our website.  In the case of attracting advertisers, the principal competitive factors are the reach, effectiveness and efficiency of our marketing services as well as the creativity of the marketing solutions that we offer. The majority of our competitors, however, have significantly greater resources, and brand recognition than we do, and most of our competitors offer more extensive search features than we presently offer. We believe, however, that based on our free use, content and features of the products and services that we provide, we remain highly competitive in the financial and business information market.

Government Regulation

Although there are currently relatively few laws and regulations directly applicable to the Internet, it is possible that new laws and regulations will be adopted in the United States and elsewhere. The adoption of restrictive laws or regulations could slow or otherwise affect Internet growth. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, taxation, defamation and personal injury), will not expose us to significant liabilities, slow Internet growth or otherwise hurt us financially.

Employees

As of December 31, 2007, we had 20 full-time employees, and 4 consultants, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

Item 1A. Risk Factors

We have a limited operating history and, therefore, predicting our future performance is difficult.

We were incorporated in November 2005. Our limited operating history makes it difficult to evaluate our business and prospects. We have encountered, and expect to continue to encounter, many of the difficulties and uncertainties often faced by early stage companies. You should consider our business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early stage companies, including limited capital, delays in product development, marketing and sales obstacles and delays, inability to gain customer acceptance of our products and services, inability to attract and retain high-quality and talented executives and other personnel and significant competition. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer and/or we may be unable to stay in business.

We have a history of losses, and we expect to continue to operate at a loss and to have negative cash flow from operations for the foreseeable future.

We have a history of continuing losses and negative cash flow from operations. At December 31, 2006 and December 31, 2007, we had cumulative net losses of approximately $2.4 million and $3.3 million, respectively. Our operations have been financed primarily through proceeds from the issuance of equity and borrowings under promissory notes. On December 31, 2006 and December 31, 2007, we had approximately $414,000 and $951,000 in cash, respectively. We expect that our expenses will increase substantially as we continue to develop and market our products and services. In addition, we expect that as a public company our general and administrative expenses will increase significantly. As a result, we expect to continue to incur losses for the foreseeable future.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline.

While we are hopeful of becoming profitable by the end of 2008, there is no assurance that this objective can be attained. Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

Our quarterly financial results will fluctuate, making it difficult to forecast our results of operation.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

●	Variability in demand and usage for our products and services;

●	Market acceptance of new and existing services offered by us, our competitors and potential competitors;

●	Governmental regulations affecting the use of the Internet, including regulations concerning intellectual property rights and security features; and

●
The recent downturn in the economy which led to a large increase in home foreclosures and a substantial growth in consumer debt. Our debt settlement referral business is based on helping consumers to resolve their debt related problems. Therefore, any downturn in the economy should lead to a larger number of consumers with a growing amount of debt, which should increase revenues within our debt settlement referral business.

Our limited operating history and unproven business model further contribute to the difficulty of making meaningful quarterly comparisons. Our current and future levels of expenditures are based primarily on our growth plans and estimates of expected future revenues. If our operating results fall below the expectation of investors, our stock price will likely decline significantly.

We face intense competition from other providers of business and financial information.

We compete with many providers of business and financial information, including other Internet companies, for consumers' and advertisers' attention and spending. Our primary competitors are Edgar Online, Inc. and The Street.com, Inc., both of which provide services similar to ours and each of which has a well-established market presence. These and other competitors have substantially greater capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies, adopt more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

In addition, as the barriers to entry in our market segment are not substantial, an unlimited number of new competitors could emerge, thereby making our goal of establishing a market presence even more difficult. Because our management expects competition in our market segment to continue to intensify, there can be no assurances we will ever establish a competitive position in our market segment.

We may not be successful in increasing our brand awareness.

Our future success will depend, in part, on our ability to increase brand awareness of our websites. In order to build brand awareness, we must succeed in our marketing efforts, provide high quality services and increase traffic to our websites. There is no assurance that we will be able to achieve these goals.

We may not be successful in improving our existing products or in developing new products.

We have not yet completed development and testing of certain proposed new products and proposed enhancements to our systems, some of which are still in the planning stage or in relatively early stages of development. Our success will depend in part upon our ability to timely introduce new products into the marketplace. We must commit considerable time, effort and resources to complete development of our proposed products, service tools and product enhancements. Our product development efforts are subject to all of the risks inherent in the development of new products and technology, including unanticipated delays, expenses and difficulties, as well as the possible insufficiency of funding to complete development.

Our product development efforts may not be successfully completed. In addition, proposed products may not satisfactorily perform the functions for which they are designed, they may not meet applicable price or performance objectives and unanticipated technical or other problems may occur which result in increased costs or material delays in development. Despite testing by Accelerize and potential end users, problems may be found in new products, tools and services after the commencement of commercial delivery, resulting in loss of, or delay in, market acceptance and other potential damages.

We may not be successful in developing new and enhanced services and features for our websites.

Our market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. To be successful, we must adapt to the rapidly changing market by continually enhancing our existing services and adding new services to address customers' changing demands. We could incur substantial costs if we need to modify our services or infrastructure to adapt to these changes. Our business could be adversely affected if we were to incur significant costs without generating related revenues or if we cannot adapt rapidly to these changes. Our business could also be adversely affected if we experience difficulties in introducing new or enhanced services or if these services are not favorably received by users. We may experience technical or other difficulties that could delay or prevent us from introducing new or enhanced services.

Our operations depend on third parties and our systems are susceptible to delays, failures and errors, which could adversely impact our operations and financial results.

Our operations depend on receipt of timely feeds from our content providers, and any failure or delay in the transmission or receipt of such feeds could disrupt our operations. We also depend on Web browsers, ISPs and online service providers to provide access over the Internet to our product and service offerings. Many of these providers have experienced significant outages or interruptions in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of interruptions could continue or increase in the future.

Our digital distribution activities are managed by sophisticated software and computer systems. We must continually develop and update these systems over time as our business and business needs grow and change, and these systems may not adequately reflect the current needs of our business. We may encounter delays in developing these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our products, services and Web sites could be less attractive to such entities or individuals and our business could be harmed.

Our servers are hosted in Englewood, Colorado. Verio, Inc., handles the failover process we have put in place. We intend to notify Verio immediately of any outage and upon such notice they are assigned to immediately implement our failover strategy. We may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

Our future performance and success depend on our ability to retain our key personnel.

Our future performance and success is heavily dependent upon the continued active participation of our current senior management team, including, our President and Chief Executive Officer, Brian Ross, our Chief Technology Officer, Chris Meredith, our General Counsel, Damon Stein and our Chief Marketing Officer, Dan Goldberg. The loss of any of their services could have a material adverse effect on our business development and our ability to execute our growth strategy, resulting in loss of sales and a slower rate of growth. We do not maintain any "key person" life insurance for any of our employees.

We may be subject to infringement claims on proprietary rights of third parties for software and other content that we distribute or make available to our customers.

We may be liable or alleged to be liable to third parties for software and other content that we distribute or make available to our customers:

●	If the content or the performance of our services violates third party copyright, trademark, or other intellectual property rights; or

●	If our customers violate the intellectual property rights of others by providing content through our services.

Any alleged liability could harm our business by damaging our reputation, requiring us to incur legal expenses in defense, exposing us to awards of damages and costs including treble damages for willful infringement and diverting management's attention which could have an adverse effect on our business, results of operations and financial condition.

We cannot assure you that third parties will not claim infringement by us with respect to past, current, or future technologies. Participants in our markets may be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. In addition, these risks are difficult to quantify in light of the continuously evolving nature of laws and regulations governing the Internet. Any claim relating to proprietary rights, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements, and we cannot assure you that we will have adequate insurance coverage or that royalty or licensing agreements will be available on terms acceptable to us or at all. Further, we plan to offer our services and applications to customers worldwide including customers in foreign countries that may offer less protection for our intellectual property than the United States. Our failure to protect against misappropriation of our intellectual property, or claims that we are infringing the intellectual property of third parties could have a negative effect on our business, revenues, financial condition and results of operations.

Dilutive securities may adversely impact our stock price.

As of March 31, 2007, the following securities issuable, convertible or exercisable into shares of our Common Stock were outstanding:

●	5,400,000 shares of Common Stock issuable upon the possible conversion of outstanding 10% Series A Convertible Preferred Stock;

●	11,887,500 shares of Common Stock issuable upon the possible conversion of outstanding 8% Series B Convertible Preferred Stock;

●	816,138 shares of Common Stock issuable in payment of PIK dividends by our 10% Series A Convertible Preferred Stock holders, or the Series A PIK Dividends;

●	585,122 shares of Common Stock issuable in payment of PIK dividends by our 8% Series B Convertible Preferred Stock holders, or the Series B PIK Dividends;

●	Warrants to purchase up to a total of 1,850,000 shares of our Common Stock at a price of $0.15 per share, or the Series A Warrants; and

●	Warrants to purchase up to a total of 5,499,375 shares of our Common Stock at a price of $0.35 per share, or the Series B Warrants; and

●	up to 10,000,000 shares of Common Stock issuable under our stock option plan.

These securities represent as of March 31, 2007, approximately 77.5% of our Common Stock on a fully diluted as converted basis. The exercise of these options or warrants and the conversion of the preferred stock, both of which have fixed prices, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

Acquisitions of businesses and our failure to successfully integrate these businesses can disrupt our business, dilute your holdings in us and harm our financial condition and operating results.

In January 2007 we acquired substantially all of the assets of TDRG. We intend to pursue future strategic acquisitions of complementary companies, products or technologies using our available cash and stock. Such acquisitions could disrupt our business. In addition, your holdings in our company would be diluted if we issue equity securities in connection with any acquisition as we did with the TDRG acquisition when we issued approximately 18% of our then outstanding shares of Common Stock. Acquisitions involve numerous other risks, including:

●	problems combining the acquired operations, technologies or products;

●	unanticipated costs or liabilities;

●	diversion of management’s attention;

●	adverse effects on existing business relationships with suppliers and customers;

●	risks associated with entering markets in which we have no or limited prior experience; and

●	potential loss of key employees, particularly those of the acquired organizations.

Further, products that we acquire from third parties often require significant expenditures of time and resources to upgrade and integrate with our existing product suite. If we fail to integrate acquired applications into our product offering in a timely manner, we may be unable to fully realize the expected benefits of the acquisition. We may not be able to successfully integrate any business, technologies or personnel that we have acquired or that we might acquire in the future, and this could harm our financial condition and operating results.

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls attested to by our independent registered public accounting firm.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, as amended, the SEC adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on the operating effectiveness of the company's internal controls. We were not yet subject to these requirements, and as a newly public company we benefit from a transition period provided by the SEC and are not required to comply with internal control over financial reporting requirements, both in the case of management’s report and for our accounting firm’s attestation, until our annual report on Form 10-K for the fiscal year ending December 31, 2008.

While we expect to expend significant resources over the next few months in developing the necessary documentation and testing procedures required by Section 404 of Sarbanes-Oxley Act of 2002, there is a risk that we will not be able to comply with all of the requirements imposed by this rule. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive an unqualified attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or an adverse audit opinion on those financial statements which could also adversely affect the market price of our Common Stock and our ability to secure additional financing as needed.

We have not voluntarily implemented various corporate governance measures, in the absence of which, stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the New York Stock Exchange or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted some of these corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors. We intend to expand our board membership to include additional independent directors and we may then seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Government regulation could adversely affect our business prospects.

We do not know with certainty how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of multimedia and other proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies. Depending on how these laws developed and are interpreted by the judicial system, they could have the effect of:

●	Limiting the growth of the Internet;

●	Creating uncertainty in the marketplace that could reduce demand for our products and services;

●	Increasing our cost of doing business;

●	Exposing us to significant liabilities associated with content distributed or accessed through our products or services; or

●	Leading to increased product and applications development costs, or otherwise harm our business.

Because of this rapidly evolving and uncertain regulatory environment, both domestically and internationally, we cannot predict how existing or proposed laws and regulations might affect our business.

The limited market for our Common Stock will make our stock price more volatile.  Therefore, you may have difficulty selling your shares.

The market for our Common Stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Currently, our Common Stock is traded on the OTCBB.  Securities traded on the OTCBB typically have low trading volumes.  Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it difficult or impossible for our shareholders to sell our Common Stock.

There are no restrictions on the sale of our outstanding Common Stock.  Sales by existing shareholders may depress the share price of our Common Stock and may impair our ability to raise additional capital through the sale of equity securities when needed.

As of March 31, 2008 we had 24,101,260 shares of Common Stock issued and outstanding, of which 21,024,657 shares were freely tradeable under Rule 144 under the Securities Act, or registered for re-sale. The possibility that substantial amounts of outstanding Common Stock may be sold in the public market may adversely affect prevailing market prices for our Common Stock.  This could negatively affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

Our Common Stock is subject to the “penny stock” rules of the SEC, and the trading market in our Common Stock is limited.  This makes transactions in our Common Stock cumbersome and may reduce the value of your shares.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written statement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in its market value.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 1.B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease real property in both Los Angeles and Santa Ana.  Our Los Angeles office is a three year lease that commenced on July 1, 2007 and expires on June 30, 2010.  Our debt settlement referral division is located in our Los Angeles office.  Our Santa Ana office is a month-to-month sublease that commenced on September 5, 2007.  The Santa Ana office is home to our lead generation division. Some of our operations are carried out from the employees’ and consultants’ respective homes and offices. We also sublet a portion of the Los Angeles office. We believe that our offices are sufficient for our current needs.

Item 3. Legal Proceedings.

We are currently not a party to any material pending litigation, government investigation or any other legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock began quotation on the Over-the-Counter Bulletin Board on January 9, 2008, and is currently quoted under the symbol "ACLZ.OB". Prior to such date our common stock was not traded on any established public trading market, nor was it quoted on any automated quotation system.

Stockholders

As of March 31, 2008, there were 83 stockholders of record of our Common Stock.

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock since inception and we do not intend to pay any cash dividends in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay dividends on Common Stock will be at the discretion of our Board of Directors and will be dependent upon our fiscal condition, results of operations, capital requirements and other factors our Board of Directors may deem relevant.

The holders of our 10% Series A Preferred Stock are entitled to receive a cumulative preferential dividend of 10% per annum on the stated value of the 10% Series A Preferred Stock owned by them. The dividend is payable at the Company’s option in cash or shares of Common Stock valued at $0.15 per share. The Company does not intend to pay any cash dividend in the near future. Dividends are payable on a quarterly basis on each of September 1, December 1, March 1, and June 1, and commenced September 1, 2006.

The holders of our 8% Series B Preferred Stock are entitled to receive a cumulative preferential dividend of 8% per annum on the stated value of the 8% Series A Preferred Stock owned by them. The dividend is payable at the Company’s option in cash or shares of Common Stock valued at $0.35 per share. The Company does not intend to pay any cash dividend in the near future. Dividends are payable on a quarterly basis on each of September 1, December 1, March 1, and June 1, and commenced December 1, 2007.

Unregistered issuance of Securities

On December 1, 2007 we issued 140,546 shares of Common Stock as PIK Dividends to the holders of our Series A Preferred and 347,786 shares of Common Stock as PIK Dividends to the holders of our Series B Preferred.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview

We offer comprehensive online media solutions for our clients, including financial institutions and other sophisticated vendors of high-quality consumer goods and services, to reach their target audiences on the Internet.  As of December 31, 2007, we owned and operated an extensive portfolio of 6,477 domain names (commonly referred to as URLs), and we use this substantial body of on-line domain properties to build consumer-based portals, microsites, and landing pages which are attractive and useful to our users because of the unique free information items offered therein.  To our advertiser customers, we provide advertising exposure to qualified and interested parties, along with lead generation and customer acquisition solutions, via our network of financial, news, and business networking portals, and through RSS feeds, blogs, targeted e-mail campaigns, banners, search engine optimization, and co-registration opportunities. In addition, we provide sales and marketing support in connection with debt settlement solutions offered by debt settlement agencies to consumers across the United States.

We were incorporated in Delaware on November 22, 2005, and commenced operations on that date.  In January 2006 we commenced selling our lead generation systems and recognized our initial revenues.

On January 2, 2007, we acquired substantially all of the assets and assumed some, but not all of the liabilities of TDRG, a privately-held Internet marketing business focused on debt settlement referrals.

On December 22, 2006, we filed a registration statement on Form SB-2 with the SEC, which registration statement became effective on May 9, 2007. At the same time we became a reporting company under the Securities Exchange Act of 1934. On December 18, 2007, the Financial Industry Regulatory Authority informed us that its staff decided to clear our request for an unpriced quotation on the Over-The-Counter Bulletin Board, or the OTC.BB, and on January 9, 2008, our Common Stock commenced trading on the OTC.BB under the symbol ACLZ.OB.

Results of Operation

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

			Increase/	Increase/
	Year ended		(Decrease)	(Decrease)
	December 31,		in $ 2007	in % 2007
	2007	2006	vs 2006	vs 2006

Revenues	$1,030,509	$199,214	$831,295	417.3%

Operating expenses:
Selling, general & administrative	4,047,516	2,563,348	1,484,168	57.9%
Total operating expenses	4,047,516	2,563,348	1,484,168	57.9%

Operating loss	(3,017,007)	(2,364,134)	(652,873)	27.6%

Other income (expense):
Interest income (expense), net	18,253	(521)	17,732	NM
	18,253	(521)	17,732	NM

Net loss	(2,998,754)	(2,364,655)	(634,099)	26.8%

Less dividends issued for series A and B preferred stock	296,977	44,596	252,381	565.9%

Net loss attributable to common stock	$(3,295,731)	$(2,409,251)	$(886,480)	36.8%

NM: Not Meaningful

Revenues

           Revenues primarily consist of fees generated from lead generations and, to a lesser extent, from traffic revenues generated from our portfolio of web sites. Our increase in revenues during the year ended December 31, 2007 when compared to the prior year is primarily due to the acquisition of the operations of TDRG effective January 1, 2007 which increased revenue by approximately $617,000 and, to a lesser extent, from increased fees generated from lead generations from other sources and from traffic revenues generated from our portfolio of web sites.

Selling, General, and Administrative Expenses

           Selling, general, and administrative expenses primarily consists of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees. The increase in selling, general and administrative expenses during the year ended December 31, 2007 when compared to the prior year is primarily due to the following:

•	an increase in amortization of website development costs of approximately $170,000;
•	an increase in legal and professional fees of approximately $204,000 associated with the preparation and filing of a registration statement and interim filings;
•	an increase in selling, general and administrative expenses associated with assuming the operations of TDRG of approximately $630,000;
•	an increase in cash compensation and related employer taxes and benefits to new and existing employees of approximately $941,000 primarily to expand the marketing of our products and services; and
•	an increase in the marketing program expenditures of approximately $1,110,000;
These increases were offset by:
•	A decrease in expenses associated with the issuance of stock for compensation to employees of $1,550,000, which occurred during 2006.

Liquidity and Capital Resources

           At December 31, 2007, our cash amounted to approximately $951,000 and our working capital amounted to approximately $368,000.

           During the year ended December 31, 2007, we used cash in our operating activities amounting to approximately $2.8 million. Our cash used in operating activities was comprised of our net loss of approximately $3.0 million adjusted for the following:

•	Fair value of options granted to employees of approximately $94,000; and
•	Amortization of capitalized web development and depreciation of fixed assets of approximately $199,000.
Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:
•	Increase in accounts receivable of approximately $27,000, primarily due to an increase in our revenues;
•	Increase in prepaid expenses of approximately $203,000, primarily from the acquisition of a domain name registration in October 2007;
•	Decrease in accounts payable and accrued expenses of approximately $72,000, primarily from paying our obligations in a more timely manner in 2007; and
•	Increase in deferred revenue of approximately $223,000, resulting from the assumption of the operations of TDRG.

           During the year ended December 31, 2007, we incurred website development costs of approximately $295,000 in connection with the development and enhancement of our websites.

           During the year ended December 31, 2006, we used cash in operating activities amounting to approximately $523,000. Our cash generated from operating activities was comprised of our net loss of approximately $2.4 million adjusted for the following:

•	Fair value of shares issued to employees hired for services of approximately $1.55 million; and
•	Amortization of capitalized web development of approximately $59,000.
Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:
•	Increase in accounts payable and accrued expenses of approximately $247,000, primarily from delaying certain payments to our vendors in 2006.

           During the year ended December 31, 2006, we incurred website development costs of approximately $142,000 in connection with the launch of our portfolio of websites.

           During year ended December 31, 2007, we generated cash from financing activities of approximately $3,615,000, which primarily consisted of the proceeds from issuance of shares of Series B Preferred Stock of approximately $3,761,000 and the proceeds from notes payable of approximately $400,000, offset by the payment of financing fees of approximately $516,000 related to the issuance of shares of Series B Preferred Stock and the payment to former member of approximately $29,000.

           During the year ended December 31, 2006, we generated cash from financing activities of $1,059,000, which primarily consisted of proceeds from issuance of shares of common stock of $350,000 and the proceeds from the issuance of shares of Series A Preferred Stock of approximately $810,000, offset by the payment of financing fees of approximately $116,000 related to the issuance of shares of Series A Preferred Stock.

Capital Raising Transactions

We have undertaken the following transactions to provide working capital for our Company:

Common Stock

On and before January 1, 2006 we issued 15,500,000 shares of Common Stock, $0.001 par value per share, to founders and consultants for services rendered, which included, among other things, programming, graphic design, sales, marketing, business development and introductions and administrative services.

Between January 1, 2006 and January 31, 2006 we issued an additional 3,500,000 shares of Common Stock for $0.10 per share, resulting in gross proceeds to us of $350,000.

On each of January 1, 2007 and January 2, 2008 we issued an aggregate of 1,750,000 shares of Common Stock (for a total of 3,500,000 shares) to Damon Stein and Dan Goldberg in connection with our acquisition of TDRG, which was closed on January 1, 2007.

Between September 1, 2006 and March 31, 2008 we issued an aggregate of 816,138 shares of our Common Stock as PIK Dividends to our Series A Preferred Stock holders.

Between December 1, 2007 and March 31, 2008 we issued an aggregate of 585,122 shares of our Common Stock as PIK Dividends to our Series B Preferred Stock holders.

10% Series A Convertible Preferred Stock

Between August 2006 and October, 2006 we issued an aggregate of 54,000 shares of 10% Series A Convertible Preferred Stock resulting in gross proceeds to us of $810,000. In addition, we issued to the holders of the Series A Preferred Stock seven-year Warrants to purchase an aggregate of up to 810,000 shares of our Common Stock at an exercise price of $0.15 per share.

8% Series B Convertible Preferred Stock

On August 31, 2007 we completed an offering consisting of 40 Units, or the Units, offered at a price of $105,000 per Unit. Each Unit was comprised of 3,000 shares of 8% Series B Convertible Preferred Stock, and Warrants to purchase up to 105,000 shares of our Common Stock for a period of seven years with an exercise price of $0.35 per share. The Units were sold to certain accredited investors for aggregate gross proceeds of $4,160,625, of which $416,062.50 were paid as commission to the placement agent, Skyebanc, Inc., and an additional $100,000 was paid to Skyebanc, Inc. as reimbursement for their expenses; Skyebanc also received warrants to purchase 1,188,750 shares of our Common Stock, with an exercise price of $0.35 per share. In addition, we issued 4 Units to certain of our existing shareholders in consideration of forgiveness of a $400,000 debt which was owed by us to such shareholders and additional $20,000 paid in cash by such shareholders.

Warrants

During January 2007, we issued warrants to purchase up to 500,000 shares of Common Stock to the previous owners of TDRG, which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The warrants are exercisable at a price of $0.15 per share. The warrants expire in January 2012.

In connection with the issuance of the Series A Preferred Stock, we issued warrants to purchase up to 810,000 shares of Common Stock exercisable at a price of $0.15 per share to the investors.  The warrants will expire in October 2013.

In connection with the issuance of the Series B Preferred Stock, we issued warrants to purchase up to 4,160,625 shares of Common Stock exercisable at a price of $0.35 per share to the investors.  The warrants will expire in June 2014. Skyebanc, the placement agent for the offering also received seven year warrants to purchase up to 1,188,750 shares of Common Stock at an exercisable price of $0.35 per share.  The warrants will expire in June 2014.

The line of credit lenders described below also received seven year warrants to purchase up to 200,000 shares of Common Stock at an exercisable price of $0.35 per share

$500,000 Line of Credit.

           During April 2007, we entered into a line of credit with five existing stockholders of the Company, each of which agreed to lend us up to $100,000 for a total line of credit of $500,000. Draws on the line of credit accrue interest at the rate of 10% per annum (computed on the basis of a 360-day year) and are payable in monthly installments. The principal and any remaining interest are payable at maturity. Draws on the line of credit are evidenced by promissory notes signed and delivered by us in connection with each respective draw. Under the promissory notes, an Event of Default occurs if we breach, fail to perform, or fail to observe any material covenant, term or provision under the note, in case of bankruptcy, reorganization, insolvency or liquidation, or if we fail to pay interest or principal when due and fail to make such payment within 45 days after receipt of a written notice to such extent. The principal and interest may be prepaid in whole or in part without penalty. During the year ended December 31, 2007 we drew an aggregate of $400,000 from three different lenders, which funds were used for working capital purposes.  During June, 2007, the total outstanding amounts due under the line of credit were converted into 11,429 shares of our Series B Preferred Stock.  The actual stock certificates were issued to the creditors with the closing of the Series B Preferred Stock at August 31, 2007.  In association with the notes payable, the Company incurred interest expense of $4,194 during the year ended December 31, 2007. This line of credit is no longer active.

We used the cash proceeds from the offerings and the line of credit advances to finance our on going operations, including, development, sales, marketing and support services.

Stock Options

During year ended December 31, 2007, the Company granted to certain of its employees options to purchase 7,542,500 shares of Common Stock under the Accelerize New Media Stock Option Plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

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

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if (1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract or (2) the debt settlement agencies issues a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $641,000 at December 31, 2007 and is recorded as deferred revenue on the balance sheet.

Since September 2007, the payment to the Company is subject to a partial refund only if a debt settlement agency issues a refund to the consumer over the term of the respective contract.

During June 2005, TDRG outsourced the debt solution administration of its existing clients to a debt settlement agency. This administration includes implementation, customer service, and the actual debt negotiation. Pursuant to the outsourcing arrangement, the debt settlement agency paid TDRG (and after January 1, 2007 to the Company) 45% of the fees collected from the consumers and retains 5% of such fees as a reserve for possible cancellations, returns, and legal fees. Funds available under the reserve were paid as follows: 50% in June 2006, and 25% to the Company, in January 2007 and June 2007, respectively. The Company recognizes fees pursuant to this arrangement as revenues when it receives the funds from the debt settlement agency.

The Company also generates revenues, to a lesser extent, by selling leads it generates to synergistic companies operating in the debt consumer market segment, and from ads appearing on its network of web sites.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $437,000 as of December 31, 2007.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Share-based Payment

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), "Share-Based Payment," or SFAS No. 123(R), which replaced SFAS No. 123 and superseded Accounting Principles Board, or  APB, Opinion No. 25, “Accounting for Stock Issued to employees”. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC, issued Staff Accounting Bulletin No. 107, “Disclosures about Fair Value of Financial Instruments,” or SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006, the Company has adopted the provisions of SFAS No. 123 (R) and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and principal position of our executive officers and directors as of March 31, 2008:

Name	Age	Position
Brian Ross	33	President, Chief Executive Officer, Treasurer, Director
Chris Meredith	37	Chief Technology Officer, Assistant Treasurer, Assistant Secretary, Director
Daniel Minton	32	Head of Financial Portals
Damon Stein	32	General Counsel, Head of the Debt Division and Secretary
Dan Goldberg	36	Chief Marketing Officer

Brian Ross. Mr. Ross has served as our President, Chief Executive Officer and director since November 2005. He served as Senior Vice President of Business Development for iMall, Inc. from 1994 and became Director of Investor Relations in June 1997. iMall, Inc. was acquired by Excite@Home in October 1999. Mr. Ross then served as a Business Development Manager in Excite@Home’s E-Business Services Group until December 1999. After the sale of iMall, Mr. Ross was a founding investor of GreatDomains Inc. which was sold in October 2000 to Verisign. From March 2000, he was Director of Business Development for Prime Ventures Inc., a leading Venture Partner firm focusing on early stage companies in Southern California. In July 2004, Mr. Ross became a founding investor in E-force Media, a diversified online marketing company where he acted as interim Director of Business Development. Mr. Ross attended the University of Santa Barbara.

Chris Meredith. Mr. Meredith founded Accelerize’s predecessors in 2001 to provide cutting-edge Internet development services. Mr. Meredith served as our Chief Technology Officer since November 2005, and as a director since December 2006. Mr. Meredith brings over ten years of Internet technology and product development in the financial, competitive intelligence, marketing and telecommunications industries. He was instrumental in creating Accelerize’s core consumer product EDGAR Index, an RSS-based SEC filing alert service. Prior to his work at Accelerize, Mr. Meredith led product development at Intelligence Data, a division of Thompson Financial. Mr. Meredith also led product development at mBLAST marketing portal and Senior Technical Lead at TNCI, a leading telecommunications provider. Mr. Meredith attended the University of Massachusetts, Amherst and Massachusetts College of Art, and received a Diploma in Professional Photography from New England School of Photography.

Daniel Minton. Mr. Minton manages our website, Accelerize.com, since our inception. Mr. Minton started in the world of new media in the late 1990s as lead programmer for Watershed Consulting, and developing core solutions for Accelerize. In 2002 Watershed Consulting was hired by The Coleman Company to develop an Outdoor Recreation Community on the Internet. He was instrumental in designing the National Recreation Database which was published as the Coleman Outernet. From 2004 until he joined our company, Mr. Minton served as Vice President of Seed Advertising where he was responsible for all lead generation initiatives, sales, and interactive marketing. Mr. Minton attended Washington State University, where he studied English and Philosophy. Mr. Minton’s responsibility at Accelerize include all lead generation initiatives, as well as on line advertising and media purchasing.

Damon Stein. Mr. Stein has served as our General Counsel since January 2007. He worked as Director of Marketing/Player Affairs at Beach Sports Group, LLC, a successful sports agency, from 1997 through 2001. After working as a sports agent, Mr. Stein served as a Contract Lawyer for Alschuler, Grossman, Stein & Kahan before joining TDRG in 2002. Mr. Stein was a founder and partner, and served as General Counsel/President for TDRG until it was acquired by us. Mr. Stein was integrally responsible for growing TDRG from a startup company to a prominent debt negotiation and Internet marketing firm. While at TDRG, Mr. Stein was responsible for legal and financial affairs, while also aiding in many marketing initiatives. Mr. Stein received his BA from the University of California at Berkeley. He was then awarded an academic scholarship to Pepperdine University where he received his JD/MBA. Mr. Stein is licensed to practice law in California.

Dan Goldberg. Mr. Goldberg has served as our Chief Marketing Officer since January 2007, overseeing online marketing efforts, branding, and business development. From February 2002  through January 2007, Mr. Goldberg served as Chief Marketing Officer and President of TDRG, which was recently acquired by us. Mr. Goldberg was a founder and partner of TDRG, overseeing marketing, online initiatives, business development, and operations. Before founding TDRG, Mr. Goldberg was a founding member and partner of NetStar Ventures, a $20 million venture capital fund investing in early stage Internet and technology companies. Mr. Goldberg was responsible for growing the portfolio's companies, raising capital, investment selection, and business development initiatives. Prior to joining NetStar, Mr. Goldberg was Director of Business Development for Excite@Home's EBusiness Services division and was responsible for developing distribution for EBS' proprietary E-commerce solution. Before Excite@Home acquired iMALL, Mr. Goldberg was responsible for iMALL's retailing division and managed its joint venture with Universal Studios. Earlier, he was the basketball product manager for Upper Deck Authenticated, the leading sports memorabilia company. Mr. Goldberg received a BA from Rutgers University and earned an MBA in Marketing and Finance from Drexel University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership ion From 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that during the fiscal year ended December 31, 2007 , our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

Directors Compensation

Our directors do not receive compensation for their services as directors but are reimbursed for their reasonable expenses for attending board and board committee meetings.

Committees of the Board of Directors

Our Board of Directors has not yet established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee. We plan to expand our board in the future and we will seek to establish an Audit Committee and a Compensation Committee, but this will depend on our ability to attract and retain new directors. The functions of such committees are currently being undertaken by the entire board as a whole.

Audit Committee Financial Expert

Currently no member of our board is an audit committee financial expert. We do not currently have the resources to recruit a board member who would also be a financial expert. We may start our recruiting process for such board member during 2008 assuming that our financial position improves.

Code of Ethics

We have adopted a Code of Business Conduct Ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics upon request.

Employment Agreements

We have written employment agreement with most of our employees. The main terms of the executive employment or consulting agreements of Brian Ross, our President, Chief Executive Officer, Treasurer, and Director, Chris Meredith, our Chief Technology Officer and Director, Damon Stein, our General Counsel and Secretary, and Dan Goldberg, our Chief Marketing Officer, are summarized below.

Mr. Ross’s employment agreement is effective as of January 1, 2007 and continues until the earlier of January 1, 2010 or its earlier termination or expiration. The agreement is renewable for additional periods thereafter. Under the agreement Mr. Ross is entitled to an annual base salary of $90,000. If the company does not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Ross is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, Mr. Ross will be entitled to receive non-qualified stock options to purchase up to 2,000,000 shares of the company. The agreement may be terminated by either party without cause upon a 30-day prior written notice. If the company elects to terminate Mr. Ross’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year. The company may also terminate the agreement and Mr. Ross’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions.

Mr. Meredith’s employment agreement is effective as of January 1, 2007 and continues until the earlier of January 1, 2010 or its earlier termination or expiration. The agreement is renewable for additional periods thereafter. Under the agreement Mr. Meredith is entitled to an annual base salary of $150,000. Mr. Meredith is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, Mr. Meredith will be entitled to receive non-qualified stock options to purchase up to 200,000 shares of the company. The agreement may be terminated by either party without cause upon a 30-day prior written notice. If the company elects to terminate Mr. Meredith’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year. The company may also terminate the agreement and Mr. Meredith’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions

Mr. Stein’s employment agreement is effective as of January 1, 2007 and continues until the earlier of January 1, 2010 or its earlier termination or expiration, with an option to renew for additional 2 years upon 60-day prior notice. The agreement is renewable for additional periods thereafter. Under the agreement Mr. Stein is entitled to an annual base salary of $120,000, which shall be increased to $140,000 if the consultant Dan Goldberg goes to “Part-Time” status as this term is defined in the consulting agreement between the company and Facility Consulting, LLC. Mr. Stein is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, Mr. Stein will be entitled to receive non-qualified stock options to purchase up to 400,000 shares of the company. The agreement may be terminated by either party without cause upon a 30-day prior written notice. If the company elects to terminate Mr. Stein’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year as well as any unvested options or bonuses. The company may also terminate the agreement and Mr. Stein’s employment immediately upon receipt of a written notice from Mr. Stein that he intends to terminate his employment, and upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions.

Mr. Goldberg provides his services to the company through a consulting agreement between the company and Facility Consulting, LLC. The consulting agreement is effective as of January 1, 2007 and continues for 3 years thereafter, with an option to renew for an additional 2 years upon 60-days prior notice. The agreement is renewable for additional periods thereafter. Under the agreement Mr. Goldberg is entitled to an annual compensation of $120,000 for so long as he is engaged on a full-time basis, which shall be reduced to $75,000 if Mr. Goldberg goes to “Part-Time” status as this term is defined in the consulting agreement. Mr. Goldberg’s engagement will be deemed part-time upon notice to that extent from either the President of the Company or the consultant. For so long as he is engaged on a full-time basis, Mr. Goldberg will be entitled to benefits such as reimbursement for reasonable business expenses and health insurance premiums. In addition, Mr. Goldberg will be entitled to receive non-qualified stock options to purchase up to 400,000 shares of the company. The agreement may be terminated by either party without cause upon a 30-day prior written notice. If the company elects to terminate the agreement without cause during the term, the consultant shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year as well as any unvested options or bonuses. The company may also terminate the agreement for cause upon a 30-day notice and immediately upon a written notice from Mr. Goldberg that he intends to terminate the agreement. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions.

Item 11. Executive Compensation

The following table sets forth, for the last two completed fiscal years, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by (i)  all individuals serving as our principal executive officer, or PEO, or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (ii) all individuals serving as our principal financial officer, or PFO, or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (iii) our two most highly compensated executive officers other than the PEO and PFO who were serving as executive officers at the end of the last completed fiscal year; and (iv) one additional individual for whom disclosure would have been provided pursuant to paragraph (iii) above but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year, and whose total compensation for 2006 and/or 2007 exceeded $100,000:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(6)(7)	Option Awards ($)(1)		Total ($)

Brian Ross, President, Chief Executive Officer, and Treasurer (2)	2006	-	-	610,000	-		610,000

	2007	90,000			300,000	(3)	390,000

Chris Meredith, Chief Technology Officer, Assistant Treasurer and Assistant Secretary (4)	2006	127,000	-	305,000	-		432,000

	2007	137,500			30,000	(5)	167,500

Damon Stein, General Counsel, Head of the Debt Division and Secretary	2007	135,833			60,000	(8)	180,000

Dan Goldberg, Chief Marketing Officer	2007	91,875			60,000	(9)	151,875

Jeff McCollum	2007	118,750			525,000	(10)	643,750

(1)   The dollar value recognized for the stock option awards was determined in accordance with SFAS123(R). For a disclosure of the assumptions made in the valuation please refer to footnote 6 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)   During the fiscal year ended December 31, 2006, Mr. Ross provided his services to our company without being paid a salary. Mr. Ross’s employment agreement is effective as of January 1, 2007 and continues until the earlier of January 1, 2010 or its earlier termination or expiration. See “Management Employment Agreements.”

(3)   Options to purchase 2,000,000 shares of our Common Stock at an exercise price of $0.15 per share, vesting on a quarterly basis over a period of 24 months (250,000 options every quarter) commencing April 1, 2007.

(4)   Mr. Meredith’s employment agreement is effective as of January 1, 2007 and continues until the earlier of January 1, 2010 or its earlier termination or expiration. See “Management Employment Agreements.”

(5)   Options to purchase 200,000 shares of our Common Stock at an exercise price of $0.15 per share, vesting on a quarterly basis over a period of 24 months (25,000 options every quarter) commencing April 1, 2007.

(6)   The stock was paid for services rendered and was fully vested, and was not paid under any plan.

(7)   The fair value of the shares issued to Messrs. Ross and Meredith was based on the fair value of shares of Common Stock issued contemporaneously in a private offering in January 2006.

(8)   Options to purchase 400,000 shares of our Common Stock at an exercise price of $0.15 per share, vesting on a quarterly basis over a period of 24 months (50,000 options every quarter) commencing April 1, 2007.

(9)   Options to purchase 400,000 shares of our Common Stock at an exercise price of $0.15 per share, vesting on a quarterly basis over a period of 24 months (50,000 options every quarter) commencing April 1, 2007.

(10)  Options to purchase 350,000 shares of our Common Stock at an exercise price of $0.15per share, vesting on a quarterly basis over a period of 36 months commencing January 1, 2008, as follows: (i) 1/1/08 – 25%, (ii) 4/1/08 – 33%, (iii) 7/1/08 - 42%, (iv) 10/1/08 – 50%, (v) 1/1/09 – 58%, (vi) 4/1/09 – 67%, (vii) 7/1/09 – 75%, (viii) 10/1/09 – 83%, (ix) 1/1/10 – 92%, and (x) 4/1/10 - 100%.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2007 by our Executive Officers and Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Brian Ross	1,000,000	1,000,000	$0.15	1/1/2017
Chris Meredith	100,000	100,000	$0.15	1/1/2017
Damon Stein	200,000	200,000	$0.15	1/1/2017
Dan Goldberg	200,000	200,000	$0.15	1/1/2017

Directors Compensation

The two members of our Board of Directors, Mr. Brian Ross and Mr. Chris Meredith are also executive officers of Accelerize. They do not receive any additional compensation for their services as directors, except reimbursement for their reasonable expenses for attending board and board committee meetings. Their entire compensation is fully reflected in the Summary Compensation Table above.

Limitation on Liability

Under our certificate of incorporation, the personal liability of our directors for monetary damages for breach of fiduciary duty is eliminated to the fullest extent permissible under Delaware law.

In addition, our bylaws provide that we have the power to indemnify to the fullest extent permitted by law any person made or threatened to be made a party to any action, suit or preceding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was a director, officer, or employee of the company, or served at the request of the company as a director, officer, employee or agent of another enterprise.

Insofar as the limitation of, or indemnification for, liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing, or otherwise, we have been advised that, in the opinion of the SEC, such limitation or indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of March 31, 2008,we had 24,101,260 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 31, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our directors;

•	each of our executive officers named in the compensation tables in Item 11; and

•	All of our executive officers and directors as a group.

	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (2)
	COMMON STOCK		SERIES A PREFERRED STOCK		SERIES B PREDERRED STOCK
NAME (1)	# OF SHARES	% OF CLASS	# OF SHARES	% OF CLASS	# OF SHARES	% OF CLASS	% OF VOTE

Brian Ross (3)	7,100,000	28.3%	-0-	n/a	-0-	n/a	16.8%
Chris Meredith (4)	3,150,000	13.0%	-0-	n/a	-0-	n/a	7.6%
Daniel Minton (5)	712,500	2.9%	-0-	n/a	-0-	n/a	1.7%
Damon Stein (6)	1,950,000	8.0%	-0-	n/a	-0-	n/a	4.7%
Dan Goldberg (7)	1,950,000	8.0%	-0-	n/a	-0-	n/a	4.7%
All officers and directors as a group (five persons) (8)	15,362,500	62.2%	-0-	n/a	-0-	n/a	36.7%
Sharon Standowski (9)	1,750,000	7.3%	-0-	n/a	-0-	n/a	4.2%
Camien Advisors LLC (10)	1,750,000	7.3%	-0-	n/a	-0-	n/a	4.2%

(1)	Unless otherwise indicated, the business address of each person listed is in care of Accelerize New Media, Inc., 12121 Wilshire Blvd. , Suite 322, Los Angeles, CA 90025.
(2)
The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. To our knowledge, none of the shares included are pledged as security.

(3)	Includes 1,000,000 options, exercisable at $.15 per share.
(4)	Includes 100,000 options, exercisable at $.15 per share.
(5)	Includes 112,500 options, exercisable at $.15 per share.
(6)	Includes 200,000 options, exercisable at $.15 per share.
(7)	Includes 200,000 options, exercisable at $.15 per share.
(8)	Includes 1,612,500 options, exercisable at $.15 per share.
(9)	Ms. Standowski’s address is 307 Wildflower Court Jackson, New Jersey 08527.
(10)
Camien Advisors LLC is a New York limited liability company. Mr. Leonard Dietz is the CEO of Camien Advisors LLC, and has sole voting and investment powers with regard to the shares of Camien Advisors LLC.

Securities authorized for issuance under equity compensation plans.

The table below provides information regarding all compensation plans as of the end of the most recently completed fiscal year (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	7,542,500	$0.16	2,457,500
Total	7,542,500	$0.16	2,457,500

Item 13. Certain Relationship and Related Party Transactions.

There were no relationships during 2007 or more currently, between us and any director, executive officer or 5% shareholder, other than the employment and consulting agreements, stock ownership and the TDRG acquisition, each described above.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of Sherb & Co. LLC, our independent registered public accounting firm, billed for each of the last two fiscal years for audit services and other services:

Fee Category	2007	2006

Audit Fees (1)	$56,000	$60,000
Audit Related Fees	-	-
Tax Fees (2)	-	5,000
All Other Fees(3)	6,000	-

Total Fees	$62,000	$65,000

(1)  Consists of fees for professional services rendered in connection with the review of our three quarterly reports on Form 10-QSB and the financial statements included in our annual report on Form 10-K
(2)  Consists of fees relating to our tax compliance and tax planning.
(3)  Consists of fees relating to review of our registration statement on form SB-2.

We do not have an Audit Committee. Our Board of Directors pre-approves all auditing services and permissible non-audit services provided to us by the independent registered accounting firm.

PART IV

 Item 15.  Exhibits and Financial Statement Schedules

a.	Index to Financial Statements and Financial Statement Schedules

b.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

c.	Exhibits

EXHIBIT NO.	DESCRIPTION

3.1
Certificate of Incorporation dated November 22, 2005, as amended by Certificate of Designation dated August 8, 2006 (incorporated by reference to the Company’s Registration Statement on Form SB-2  (file no. 333-139586)  filed on December 22, 2006.)

3.2
Certificate of Designation of 10% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (file no. 333-139586)  filed on December 22, 2006.)

3.3	Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-QSB for the quarter ended June 30, 2007.)

3.4	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

3.5	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

3.6	Form of Preferred Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

4.1
Form of Subscription Agreement of 10% Series A Convertible Preferred Stock (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

4.2
Form of Common Stock Purchase Warrant for 10% Series A Convertible Preferred Stock (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

4.3	Form of Subscription Agreement of 8% Series B Convertible Preferred Stock (incorporated by reference to the Company’s Quarterly Report on Form 10QSB filed on August 13, 2007.)

4.4	Form of Common Stock Purchase Warrant for 8% Series B Convertible Preferred Stock (incorporated by reference to the Company’s Quarterly Report on Form 10QSB filed on August 13, 2007.)

10.1	Form of Promissory Note (incorporated by reference to Amendment No.3 of the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on April 30, 2007.)

10.2	Form of Note Conversion Agreement (incorporated by reference to the Company’s Current Report on Form 8-K furnished on September 7, 2007.)

10.3	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.4	Employment Agreement of Brian Ross (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.5	Employment Agreement of Chris Meredith (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.6	Employment Agreement of Damon Stein (incorporated by reference to Amendment No.1 to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on January 31, 2007.)

10.7	Employment Agreement of Dan Goldberg (incorporated by reference to Amendment No.1 to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on January 31, 2007.)

10.8	Form of Convertible Promissory Note (filed herewith)

10.9	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

23.1	Consent of Sherb & Co., LLP. (filed herewith)

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

By:              /S/ Brian Ross
Brian Ross
President, Chief Executive Officer and Treasurer

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /S/ Brian Ross	President, Chief Executive Officer, Treasurer and Director	March 31, 2008

By: /S/ Chris Meredith	Chief Technology Officer, Assistant Treasurer, Assistant Secretary and Director	March 31, 2008

ACCELERIZE NEW MEDIA, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

IN U.S. DOLLARS

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:
Page
Reports of Independent Registered Public Accounting Firm	F-2
Balance Sheet as of December 31, 2007 and 2006	F-3
Statement of Operations for each of the two years in the period ended December 31, 2007,	F-4
Statement of Shareholders’ Equity for each of the two years in the period ended December 31, 2007	F-5
Statement of Cash Flows for each of the two years in the period ended December 31, 2007,	F-6
Notes to Consolidated Financial Statements	F-8 – F-19

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

Reports of Independent Registered Public Accounting Firm

Board of Directors
Accelerize New Media, Inc.
Los Angeles, CA

We have audited the accompanying balance sheet of Accelerize New Media, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerize New Media, Inc. as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant losses as more fully described in Note 1. These issues raise substantial doubt about the Company's ability to continue as a going concern.  Management's  plans in  regard  to  these  matters  are  also  described  in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 25, 2008

Balance Sheet as of December 31, 2007 and 2006

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEET

	December 31,
ASSETS	2007	2006
Current Assets:
Cash	$951,317	$414,270
Accounts receivable, net of allowance for bad debt of $3,037 and $0 at
December 31, 2007 and 2006, respectively	50,499	11,623
Prepaid expenses	5,487	2,575
Domain name rights	162,740	-
Deferred tax asset	80,026	-
Total current assets	1,250,069	428,468

Website development costs, net of accumulated amortization of $210,411 and
$58,635 at December 31, 2007 and 2006, respectively	226,483	82,911

Fixed assets, net of accumulated depreciation of $10,689	21,380	-
Goodwill	580,547	-
Total assets	$2,078,479	$511,379

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$214,578	$249,430
Payable to former member	36,315	-
Deferred revenues- short-term	550,992	-
Deferred tax liability	80,026	-
Total current liabilities	881,911	249,430

Deferred revenue- long-term	90,307	-
Total liabilities	972,218	249,430

Stockholders' Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding at December 31, 2007
and 2006, respectively	728,567	728,567
Series B, 118,875 issued and outstanding at December 31, 2007 and
0 shares issued and outstanding at December 31, 2006	3,644,563	-
Common stock; $.001 par value; 100,000,000 shares authorized;
21,779,294 shares issued and outstanding at December 31, 2007 and
19,140,027 shares issued and outstanding at December 31, 2006	21,779	19,140
Additional paid-in capital	2,418,062	1,925,220
Accumulated deficit	(5,706,710)	(2,410,978)

Total stockholders’ equity	1,106,261	261,949

Total liabilities and stockholders’ equity	$2,078,479	$511,379

See Notes to Financial Statements.

Statement of Operations

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2007
	2007	2006

Revenues	$1,030,509	$199,214

Operating expenses:
Selling, general and administrative	4,047,516	2,563,348
Total operating expenses	4,047,516	2,563,348

Operating loss	(3,017,007)	(2,364,134)

Other income (expense):
Interest income (expense)	18,253	(521)
	18,253	(521)

Net loss	(2,998,754)	(2,364,655)

Less dividends issued for series A and B preferred stock	296,977	44,596

Net loss attributable to common stock	$(3,295,731)	$(2,409,251)

Basic and diluted loss per common share	$(0.16)	$(0.13)

Basic and diluted weighted average common
shares outstanding	21,124,349	18,748,958

See Notes to Financial Statements.

Statement of Changes in Shareholders’ Equity
From January 1, 2006 to December 31, 2007

							Common			Total
	Series A		Series B				Stock	Additional	Accumu-	Stock-
	Preferred Stock		Preferred Stock		Common Stock		to be	Paid-in-	lated	holders’
	Shares	$	Shares	$	Shares	$	issued	Capital	Deficit	Equity

Balance, January 1, 2006	-	$-	-	$-	-	$-	$20,000	$(236)	$(1727)	$18,037
										-
Common Stock to be issued	-	-	-	-	-	-	(20,000)	-	-	(20,000)
Shares issued pursuant to private placements	54,000	728,567	-	-	3,500,000	3,500	-	346,500	-	1,078,567
Shares issues for services	-	-	-	-	15,500,000	15,500	-	1,534,500	-	1,550,000
Preferred Stock dividends	-	-	-	-	140,027	140	-	20,864	(21,004)	-
Fair value of warrants issued	-	-	-	-	-	-	-	23,592	(23,592)	-
Net Loss	-	-	-	-	-	-	-	-	(2,364,655)	(2,364,655)
Ending Balance, December 31, 2006	54,00	728,567	-	-	19,140,027	19,140	-	1,925,220	(2,410,978)	261,949

Shares issued to DRG acquisition	-	-	-	-	1,750,000	1,750	-	103,250	-	105,000
Fair value of warrants issued	-	-	-	-	-	-	-	94,030	(94,030)	-
Fair value of options granted	-	-	-	-	-	-	-	93,503	-	93,503
Shares issued pursuant to private placement	-	-	118,875	3,644,563	-	-	-	-	-	3,644,563
Preferred stock dividends	-	-	-	-	889,267	889	-	202,059	(202,948)	-
Net Loss	-	-	-	-	-	-	-	-	(2,998,754)	(2,998,754)
Ending balance, December 31, 2007	54,000	$728,567	118,875	$3,644,563	21,779,294	$21,779	$-	$2,418,062	$(5,706,710)	$1,106,261

See Notes to Financial Statements.

Statement of Cash Flows

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(2,998,754)	$(2,364,655)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	199,395	58,635
Fair value of shares issued for services	-	1,550,000
Fair value of options granted	93,503	-
Changes in operating assets and liabilities:
Accounts receivable	(26,840)	(11,623)
Prepaid expenses	(202,912)	(2,575)
Variation in deferred tax asset	(80,026)	-
Accrued interest	1,067	-
Accounts payable and accrued expenses	(71,907)	247,243
Variation in deferred tax liability	80,026	-
Deferred revenue	223,384	-

Net cash used in operating activities	(2,783,064)	(522,975)

Cash flows used in investing activity:
Website development costs	(295,018)	(141,546)

Net cash used in investing activity	(295,018)	(141,546)

Cash flows from financing activities:
Proceeds from notes payable	400,000	-
Payment to former member	(29,434)	-
Payment of financing fees	(516,062)	(81,443)
Common stock to be issued	-	(20,000)
Proceeds from issuance of shares of common stock	-	350,000
Proceeds from issuance of shares of Preferred Stock A	-	810,010
Proceeds from issuance of shares of Preferred Stock B	3,760,625	-

Net cash provided by financing activities	3,615,129	1,058,567

Net increase in cash	537,047	394,046

Cash, beginning of year	414,270	20,224

Cash, end of year	$951,317	$414,270

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,194	$521

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature associated with issuance
of warrants related to Preferred Stock B	$94,030	$-
Conversion of notes payable into shares of
Preferred Stock B	$400,000	$-
Preferred stock dividends	$202,948	$21,004
Goodwill results from acquisition and corresponding
increase in	$580,547	$-
Assets	$44,105	$-
Liabilities	$519,652	$-
Common stock and additional paid-in capital	$105,000	$-

See Notes to the Financial Statements

Notes to Financial Statements

NOTE 1: DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN:

Accelerize New Media, Inc., or the Company, a Delaware Corporation, incorporated on November 22, 2005, is an online based media and customer acquisition solutions provider.

The Company provides internet development services and turnkey customer acquisition solutions for small to medium size U.S. companies. The Company focuses much of its key web tool design using RSS, or Real Simple Syndication, technologies. RSS is a web content syndication format that is rapidly being adopted as a standard for use for Internet content query and customization.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $2.8 million during the year ended December 31, 2007. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

During December 2006, the Company entered into an Asset Purchase Agreement to acquire a substantial portion of the operating assets of The Debt Reduction Group, LLC, or TDRG. Pursuant to the Asset Purchase Agreement, the Company acquired in January 2007 the accounts receivable and substantially all intangible assets of TDRG in consideration of issuing 3,500,000 shares of its common stock to the managing members of TDRG, of which 1,750,000 remained in escrow for up to a year to secure payment of any claims for losses under indemnification provisions under the purchase agreement, as well as granting 500,000 warrants to certain of TDRG’s employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The Company consummated the transaction in January 2007.

The acquisition of the operations of TDRG was accounted for pursuant to the Statement of Financial Accounting Standards, or SFAS No. 141, Business Combinations, which provides that the assets and liabilities acquired and the equity interest issued are initially recognized at the date of acquisition and measured at the fair value of the net assets acquired and consideration exchanged. Additionally, SFAS No. 141 provides that the results of operations of the acquired entity after the effective date of acquisition be consolidated in the results of operations of the acquirer.

The total aggregate purchase price of TDRG amounted to $624,652, which consisted of (i) 1,750,000 shares (not including additional shares to potentially be paid at a later date upon certain conditions) of common stock valued at an aggregate of $105,000 and (ii) assumption of $519,652 of liabilities. The purchase price has initially been allocated as follows:

Fair value of the unescrowed shares:	$105,000
Assets acquired:	(44,105)
Liabilities assumed:	519,652
Goodwill:	$580,547

The fair value of the shares issued pursuant to this transaction was based on a valuation of the Company’s shares prepared by an unrelated valuation specialist, using the discounted cash flow approach.

The goodwill resulting from this transaction was primarily attributable to the expected additional revenues and resulting increased margin from the combination of the financial web sites of the Company and TDRG under one family of complementary and coordinated financial portals.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $100,000. During the year ended December 31, 2007, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. Three of the Company’s customers accounted for 12%, 12%, and 38% of its accounts receivable at December 31, 2007. Two of the Company’s customers accounted for 63% and 13% of its accounts receivable at December 31, 2006.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following:

December 31, 2007
Computer equipment and software	$1,464
Phone equipment	19,155
Office furniture and equipment	11,450
32,069
Accumulated depreciation	(10,689)
$21,380

Depreciation expense amounted to approximately $10,689 during 2007.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission, or SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

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

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if (1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract or (2) the debt settlement agencies issues a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $641,000 at December 31, 2007 and is recorded as deferred revenue on the balance sheet.

Since September 2007, the payment to the Company is subject to a partial refund only if a debt settlement agency issues a refund to the consumer over the term of the respective contract.

During June 2005, TDRG outsourced the debt solution administration of its existing clients to a debt settlement agency. This administration includes implementation, customer service, and the actual debt negotiation. Pursuant to the outsourcing arrangement, the debt settlement agency paid TDRG (and after January 1, 2007 to the Company) 45% of the fees collected from the consumers and retains 5% of such fees as a reserve for possible cancellations, returns, and legal fees. Funds available under the reserve were paid as follows: 50% in June 2006, and 25% to the Company, in January 2007 and June 2007, respectively. The Company recognizes fees pursuant to this arrangement as revenues when it receives the funds from the debt settlement agency.

The Company also generates revenues, to a lesser extent, by selling leads it generates to synergistic companies operating in the debt consumer market segment and from ads appearing on its network of web sites.

Customer Concentration

Three of the Company's customers accounted for approximately 29%, 22%, and 11% of its revenues during 2007. One of the Company’s customers accounted for 84% of the Company’s revenue during 2006.

Product Concentration

The Company generates revenues as follows: (1) online sales and marketing services to market debt solutions offered to consumers by a debt settlement agency, (2) using third-party distribution networks to deliver the merchant advertisers’ listings, (3) the pay-per-click, cost-per-action listings, and banner ad sales of its portfolio of web sites. When an online user navigates to one of the Company’s owned and operated Web sites and clicks and or visits on a particular listing/web page or completes the specified action, the Company receives a fee, and (4) lead generation web services, paid search optimization, landing page development services, and creative design.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and the payable to former member approximate their fair value based on the short-term maturity of these instruments.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $1,255,793 and $146,373 during 2007 and 2006, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $437,000 as of December 31, 2007.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

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

Share-based Payment

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), "Share-Based Payment," or SFAS No. 123(R) which replaced SFAS No. 123 and superseded Accounting Principles Board, or  APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC, issued Staff Accounting Bulletin No. 107, “Disclosures about Fair Value of Financial Instruments,” or SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006, the Company has adopted the provisions of SFAS No. 123 (R) and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

Segment Reporting

The Company generates revenues from two sources: (1) internet development services and turnkey customer acquisition solutions, and (2) sales and marketing services to debt settlement agencies. The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in the Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The following are eligible items for the measurement option established by this Statement:

•	Recognized financial assets and financial liabilities except:
•	An investment in a subsidiary that the entity is required to consolidate
•	An interest in a variable interest entity that the entity is required to consolidate
•
Employers’ and plans’ obligations (or assets representing net over funded positions) for pension benefits, other postretirement benefits (including health care and life insurance benefits), post employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements, as defined in SFAS No. 35, “Accounting and Reporting by Defined Benefit Pension Plans”, No. 87, “Employers’ Accounting for Pensions”, No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, No. 112, “Employers’ Accounting for Post employment Benefits”, No. 123 (revised December 2004), “Share-Based Payment”, No. 43, “Accounting for Compensated Absences”, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, and APB Opinion No. 12, “Omnibus Opinion—1967”

•
Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, “Accounting for Leases” (This exception does not apply to a guarantee of a third-party lease obligation or a contingent obligation arising from a cancelled lease.)

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

The FASB issued SFAS Statement No. 141 (R) (revised 2007), “Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  SFAS No.141 (R) is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that SFAS No. 141 (R) will have any impact on its financial statements.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No.160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions.  SFAS No.160 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that SFAS No. 160 will have any impact on its financial statements.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options and warrants amounted to 14,931,875 at December 31, 2007, and have been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2007 and 2006:

	For the year ended
	December 31,
	2007	2006
Numerator:
Net loss attributable to common stock	$(3,295,731)	$(2,409,251)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	21,124,349	18,748,958
Denominator for diluted earnings per share-
Weighted average shares outstanding	21,124,349	18,748,958

Basic earnings per share	$(0.16)	$(0.13)
Diluted earnings per share	$(0.16)	$(0.13)

NOTE 3: PREPAID EXPENSES

At December 31, 2007, the prepaid expenses consisted primarily of insurance expense.

NOTE 4: DOMAIN NAME RIGHTS

At December 31, 2007, domain name rights were purchased for $200,000 and have a useful life of one year from the date of purchase.  The Company recognized amortization expense of approximately $37,000 in connection with the domain name rights during 2007.

NOTE 5: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows at December 31, 2007:

	December 31,
	2007	2006
Website development costs	$436,564	$141,546
Less: accumulated amortization	(210,081)	(58,635)
Website development costs, net	$226,483	$82,911

Amortization expense of the website development costs amounted to $151,446 and $58,635 during the year ended December 31, 2007 and 2006, respectively.

The website development costs, net, as of December 31, 2007, will be amortized over the future periods as follows:

2008:	$98,578
2009:	76,052
2010:	51,853
$226,483

NOTE 6: NOTES PAYABLE

During April 2007, the Company secured a line of credit with five existing stockholders which provides for borrowings of up to $500,000.  The line of credit borne interest at 10% per annum payable monthly.  During the year ended December 31, 2007, the Company borrowed in aggregate $400,000 under the line of credit. The notes issued pursuant to the line of credit matured on October 4, 2007.  During June 2007, the outstanding amounts due under the line of credit were converted into 11,429 shares of Series B Preferred Stock. The actual stock certificates were issued to the creditors with the closing of the Series B Preferred Stock at August 31, 2007. In connection with the notes payable, the Company incurred interest expense of $4,194 during the year ended December 31, 2007.

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

In January 2006, the Company issued 3,500,000 shares of common stock which generated net proceeds of $350,000.

In January 2006, the Company issued 15,500,000 shares to certain of its officers for compensation valued at $1,550,000.

During 2006, the Company paid dividends on its preferred stock. The dividends amounted to 140,027 shares of the common stock, valued at $21,004.

During 2007, the Company paid dividends on its preferred stock. The dividends amounted to 889,267 shares of the common stock, valued at $202,948.

Preferred Stock- Series A

Between August 2006 and October 2006 the Company issued 54,000 shares of 10% Series A Convertible Preferred Stock, or Series A Preferred Stock, with a par value of $0.001 per share, resulting in gross proceeds of $728,567 to the Company after financing fees of $81,433.

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

The Company granted the Series A Preferred Stockholders registration rights covering the common shares underlying the Series A Preferred Stock and common stock underlying warrants. Resales of such underlying shares were registered on a registration statement on Form SB-2 declared effective by the SEC on May 9, 2007.

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

The shares of Series B Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the Holder, and converted at $0.35 per share. The shares of Series B Preferred Stock are convertible into shares of common stock, at any time, at the option of the holder and a conversion price of $0.35 per share, at an initial rate of conversion of 100 shares of common stock for each one share of Series B Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of common stock or other securities convertible into shares of common stock at an effective price less than $0.35 per share.  In the event a public market is established for the Company’s common stock, the Series B Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its common stock is $1.00 or more per share for 10 consecutive trading days.

The Company granted the Series B Preferred Stockholders registration rights covering the common shares underlying the Series B Preferred Stock and common stock underlying warrants. The Company agreed to use its best efforts to obtain a ticker symbol under which its shares will be traded in the Over-The-Counter Bulletin Board, or the OTC.BB. At such time as trading commences on the OTC.BB the Company agreed to use its best efforts to file within 120 days a registration statement covering the common shares into which the Series B shares are convertible and the shares subject to Warrants.

The rights of the holders of the Series B Preferred Stock are subordinate to the rights of the holders of Series A Preferred Stock.

Warrants

During January 2007, the Company issued warrants to purchase 500,000 shares of common stock to certain TDRG employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The warrants are exercisable at a price of $0.15 per share. The warrants expire in January 2012.

In connection with the issuance of the Series A Preferred Stock, the Company issued warrants to purchase 736,500 shares of common stock exercisable at a price of $0.15 per share to the investors at September 30, 2006.  The warrants expire in June 2013.

The placement agent for the Series A Preferred Stock offering also received seven year warrants to purchase 484,667 shares of common stock at an exercisable price of $0.15 per share.  The warrants expire June 2013.

The fair value of the warrants issued in connection with the issuance of the Series A Preferred Stock amounted to $23,592.  The fair value is based on the following assumptions, using Black Scholes Model: term: 7 years; exercise price $0.15; risk-free interest rate: 4.85%; expected volatility: 69.40%; market value: $0.06.

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

The fair value of the warrants issued in connection with the issuance of the Series B Preferred Stock amounted to $94,030.  The fair value is based on the following assumptions, using Black Scholes Model: term: 7 years; exercise price $0.35; risk-free interest rate: 4.95%; expected volatility: 69.40%; market value: $0.06.

The expected volatility of the warrants issued in connection with the Series A and B Preferred Stock was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants was recorded as dividends for Series A and B Preferred Stock, respectively, and as an increase to additional paid-in capital.

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

During the year ended December 31, 2007, the Company granted 7,542,500 options to certain of its employees.

At December 31, 2007, options to purchase 7,532,500 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price per share of $0.15 per share. The options outstanding vest over periods ranging from two to three years.

During 2007 and 2006, the Company recorded a share-based payment expense amounting to approximately $94,000 and $0, respectively, in connection with all options granted at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during 2007 is based on the Black Scholes Model using the following assumptions:

Exercise price:	$0.15 to 0.35
Market price at date of grant:	$0.06 to 0.75
Expected volatility:	69%
Expected dividend rate:	0%
Risk-free interest rate:	3.41 to 4.54%

The expected volatility is based on the historical volatility of companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 amounted to $0.04.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2007:

		Weighted	Weighted
		Average Exercise	Average Contractual	Aggregate Intrinsic
	Options	Price	Terms	Value
Outstanding at January 1, 2007	-	$-	-	$-

Granted	7,542,500	0.16		104,000
Exercised	-	-
Expired	10,000	0.15
Outstanding at December 31, 2007	7,532,500	$0.16	9.38	$4,459,500

Exercisable and vested at December 31, 2007	1,729,161	$0.15	9.04	$1,036,997

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $269,000 at December 31, 2007 and the Company expects that it will be recognized over the following weighted-average period of 31 months.

If any options granted under the Plan expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the Plan. All employees of the Company and its subsidiaries are eligible to receive non-qualified stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive non-qualified stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the common stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The Plan provides for adjustments upon changes in capitalization.

The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of common stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

NOTE 8: INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2007	2006
Tax at U.S. statutory rate:	35.0%	35.0%
State tax rate, net of federal benefits	5.7	4.4
Change in valuation allowance	(40.7)	(39.4)
Effective tax rate	0.0%	0.0%

The tax effects of principal temporary differences between the carrying amount of assets and their tax bases are summarized below.

Management believes it is more likely than not that it will be able to offset its deferred tax liability against its net operating losses.

The components of the deferred tax assets are as follows:

Net operating losses	$1,450,332
Valuation	(1,370,306)
Total deferred tax-assets – current	$80,026

The components of the deferred tax liability are as follows:

Website development costs	$75,689
Amortization of goodwill	4,337
Total deferred tax-liability – current	$80,026

NOTE 9: COMMITMENTS

On January 27, 2004, the Company entered into a 3-year lease for a 2,769 square foot office facility in Los Angeles, California, which commences on March 15, 2004. Under the terms of the lease, the Company is required to pay initial monthly base rent of $6,092. The base rent will be increased annually by 3%. On March 12, 2007, the lease was amended, extending the lease for another 3 years.  Under the new terms of the lease, the Company is required to pay initial monthly base rent of $7,337, increasing annually by 4%.

Since January 2007, the Company subleases a portion of the office facility in Los Angeles.  The sublease requires the sublessee to pay initial monthly base rent of $1,200. On June 4, 2007, the sublease was amended, extending the lease for another 3 years.   Under the new terms of the sublease, the sublessee is required to pay 25% of the Company’s base rent of the aforementioned lease.

On September 24, 2007, the Company entered into a 6-month lease for a satellite office in Santa Ana, California, which commenced October 1, 2007. Under the terms of the lease, the Company is required to pay initial monthly base rent of $4,800.

Future annual minimum payments, net of sublease income, required under operating lease obligations at December 31, 2007 are as follows:

	Future Minimum	Sublease	Net Minimum
	Lease Payments	Income	Lease Payments
2008	$146,377	(22,008)	$124,369
2009	102,996	(22,008)	80,988
2010	44,027	(11,004)	33,023

On January 1, 2007, the Company entered into 3-year employment agreements with three of its officers and a 3-year consulting agreement with one of its officers. The agreements are renewable for an additional two-year period at the option of the applicable employee or consultant. The aggregate compensation to be paid under such agreements amounts to $435,000 per year. If the employment or consulting arrangement is terminated without cause by the Company, the Company is under the obligation, subject to certain restrictions, to pay the equivalent of one-year compensation, which ranges from $75,000 to $150,000, to the respective employee or consultant. If the employment or consulting arrangement is terminated with cause, the Company has no liability for further payments.

The commitments under such agreements over the next two years are as follows:

Year	Commitments
2008	$435,000
2009	435,000

NOTE 10: PRO FORMA INFORMATION

Supplemental pro forma information that discloses the results of operations for the year period ended December 31, 2006 as though the TDRG business combination had been completed as of the beginning of the period being reported on is as follows:

	Year ended
	December 31, 2006
	Accelerize	TDRG	Total

Revenues	$199,214	$497,350	$696,564

Operating expenses:
Selling, general & administrative	2,563,348	837,143	3,400,491
Total operating expenses	2,563,348	837,143	3,400,491

Operating loss	(2,364,134)	(339,793)	(2,703,927)

Other income (expense):
Interest income	-	465	465
Other income	-	19,250	19,250
Interest expense- related party	-	(2,625)	(2,625)
Interest expense	(521)	(190)	(711)
	(521)	16,900	16,379

Net loss	(2,364,655)	(322,893)	(2,687,548)

Less dividends issued for series A and B preferred stock	44,596	-	44,596

Net loss attributable to common stock	$(2,409,251)	$(322,893)	$(2,732,144)

Basic and diluted loss per common share	$(0.13)	$(0.18)	$(0.13)

Basic and diluted weighted average common shares outstanding	18,748,958	1,750,000	20,498,958

NOTE 11: SUBSEQUENT EVENTS

During March 2008, the Company issued a convertible promissory note aggregating $80,000 to a stockholder.  The note bears interest at 10% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of common stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the Over-The-Counter Bulletin Board of the trading day immediately prior to the interest payment date.  The interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the convertible promissory note are satisfied.  The convertible promissory note is due on March 15, 2011.  The Company may prepay the convertible promissory note : if prior to July 30, 2008, at a premium amounting to sum of 0.5% for each full month remaining between the prepayment date and the maturity date and after June 30, 2008 without premium.  The noteholder may convert, at his option, the outstanding principal of the convertible promissory note, after July 30, 2008 and prior to maturity at the lesser of 1)  $0.75 or 2) the average closing price of the Company’s common stock, but in no event less than $0.50, or 3) the effective price per share of a subsequent financing of the Company occurring prior to March 15, 2011.