Form 10-Q
period 2008-03-31
ACCELERIZE NEW MEDIA INC
filed 2008-05-15
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________

Commission File Number: 000-52635

ACCELERIZE NEW MEDIA, INC.
(Exact name of registrant specified in charter)

Delaware	20-3858769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12121 WILSHIRE BLVD.,
SUITE 322
LOS ANGELES, CALIFORNIA 90025
(Address of principal executive offices)

(310) 903 4001
 (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 23,901,261 as of May 15, 2008.

When used in this quarterly report, the terms “Accelerize,” “ we,” “our,” and “us” refer to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

ACCELERIZE NEW MEDIA, INC.

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis And Results of Operations	17

Item 4T.	Controls and Procedures	21

PART II - OTHER INFORMATION:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	22

SIGNATURES		23

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEET

	March 31,	December 31,
ASSETS	2008	2007
	(unaudited)	(1)
Current Assets:
Cash	$645,721	$951,317
Accounts receivable, net of allowance for bad debt of $6,552 and $3,037 at
March 31, 2008 and December 31, 2007, respectively	110,151	50,499
Prepaid expenses	30,987	5,487
Domain name rights	112,877	162,740
Deferred tax asset	97,959	80,026
Total current assets	997,695	1,250,069

Website development costs, net of accumulated amortization of $249,739 and
$210,411 at March 31, 2008 and December 31, 2007, respectively	228,444	226,483

Fixed assets, net of accumulated depreciation of $14,372 and $10,689 at
March 31, 2008 and December 31, 2007, respectively	29,827	21,380
Other assets	6,076	-
Goodwill	685,547	580,547
Total assets	$1,947,589	$2,078,479

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$398,569	$214,578
Payable to former member	29,277	36,315
Notes payable and accrued interest, net of debt discount of $143,815	287,963	-
Deferred revenues- short-term	594,306	550,992
Deferred tax liability	97,959	80,026
Total current liabilities	1,408,074	881,911

Deferred revenue- long-term	102,379	90,307
Total liabilities	1,510,453	972,218

Stockholders' Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding at March 31, 2008 and
December 31, 2007, respectively	728,567	728,567
Series B, 118,875 issued and outstanding at March 31, 2008 and
December 31, 2007, respectively	3,644,563	3,644,563
Common stock; $.001 par value; 100,000,000 shares authorized;
23,901,260 shares issued and outstanding at March 31, 2008, and
21,779,294 shares issued and outstanding at December 31, 2007	23,901	21,779
Additional paid-in capital	2,803,056	2,418,062
Accumulated deficit	(6,762,951)	(5,706,710)

Total stockholders’ equity	437,136	1,106,261

Total liabilities and stockholders’ equity	$1,947,589	$2,078,479

(1) Derived from audited financial statements
See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-month periods ended
	March 31,
	2008	2007

Revenues:
Debt settlement referral revenues	$302,885	$137,435
Lead generation revenues	384,132	19,619
Advertising and other revenues:	87,888	52,530
Total revenues:	$774,905	$209,584

Operating expenses:
Selling, general and administrative	1,731,374	692,827
Total operating expenses	1,731,374	692,827

Operating loss	(956,469)	(483,243)

Other income (expense):
Interest income (expense)	3,407	(529)
	3,407	(529)

Net loss	(953,062)	(483,772)

Less dividends issued for series A and B preferred stock	103,179	19,751

Net loss attributable to common stock	$(1,056,241)	$(503,523)

Basic and diluted loss per common share	$(0.04)	$(0.02)

Basic and diluted weighted average common
shares outstanding	23,656,008	20,935,381

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-month periods ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(953,062)	$(483,772)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	94,183	40,752
Fair value of options granted	34,143	17,742
Changes in operating assets and liabilities:
Accounts receivable	(59,652)	(4,081)
Prepaid expenses	(25,500)	-
Variation in deferred tax asset	(17,933)	-
Other assets	(6,076)
Accrued interest	1,570	529
Accounts payable and accrued expenses	183,991	78,058
Variation in deferred tax liability	17,933	-
Deferred revenue	55,386	35,929

Net cash used in operating activities	(675,017)	(314,843)

Cash flows used in investing activity:
Capital expenditures	(12,130)	-
Website development costs	(41,619)	(36,287)

Net cash used in investing activity	(53,749)	(36,287)

Cash flows from financing activities:
Proceeds from notes payable	430,000	-
Payment to former member	(6,830)	-

Net cash provided by financing activities	423,170	-

Net increase in cash	(305,596)	(351,130)

Cash, beginning of period	951,317	414,270

Cash, end of period	$645,721	$63,140

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$529

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Beneficial conversion feature associated with notes payable	$144,794	$-
Preferred stock dividends	$103,179	$19,751
Goodwill resulting from acquisition and correspondence
increase in:	$105,000	$580,547
Assets	$-	$44,105
Liabilities	$-	$519,652
Common stock and additional paid-in capital	$105,000	$105,000

See Notes to Unaudited Financial Statements

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN:

Accelerize New Media, Inc., or the Company, a Delaware Corporation, incorporated on November 22, 2005, is an online based media and customer acquisition solutions provider.

The Company offers comprehensive online media solutions for its clients, including financial institutions and other sophisticated vendors of high-quality consumer goods and services, to reach their target audiences on the Internet.  To its advertiser customers, the Company provides advertising exposure to qualified and interested parties, along with lead generation and customer acquisition solutions, via its network of financial, news, and business networking portals, and through real simple syndication, or RSS, feeds, blogs, targeted e-mail campaigns, banners, search engine optimization, and co-registration opportunities. In addition, the Company provides debt settlement referrals in connection with debt settlement solutions offered consumers by debt settlement agencies.

The balance sheet presented as of December 31, 2007 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statement prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2007 included in our Annual Report on Form 10-K dated March 31, 2008.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $675,000 during the three-month period ended March 31, 2008. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

During December 2006, the Company entered into an Asset Purchase Agreement to acquire a substantial portion of the operating assets of The Debt Reduction Group, LLC, or DRG. Pursuant to the Asset Purchase Agreement, the Company acquired in January 2007 the accounts receivable and substantially all intangible assets of DRG in consideration of issuing 3,500,000 shares of its common stock to the managing members of DRG, as well as granting 500,000 warrants to certain of DRG’s employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The Company consummated the transaction in January 2007.

The acquisition of the operations of DRG was accounted for pursuant to the Statement of Financial Accounting Standards, or SFAS No. 141, “Business Combinations”, which provides that the assets and liabilities acquired and the equity interest issued are initially recognized at the date of acquisition and measured at the fair value of the net assets acquired and consideration exchanged. Additionally, SFAS No. 141 provides that the results of operations of the acquired entity after the effective date of acquisition be consolidated in the results of operations of the acquirer.

The total aggregate purchase price of DRG amounted to $624,652, which consisted of (i) 1,750,000 shares of common stock issued in 2007 valued at an aggregate of $105,000, (ii) 1,750,000 shares of common stock which were released from escrow in 2008, valued at an aggregate of $105,000, and (iii) assumption of $519,652 of liabilities. The purchase price has been allocated as follows:

Fair value of the escrowed shares	$105,000
Fair value of the unescrowed shares:	105,000
Assets acquired:	(44,105)
Liabilities assumed:	519,652
Goodwill:	$685,547

The fair value of the shares issued was based on a valuation of the Company’s shares prepared by an unrelated valuation specialist, using the discounted cash flow approach.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $100,000. During the three-month period ended March 31, 2008, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. Three of the Company’s customers accounted for 22%, 19% and 12% of its accounts receivable at March 31, 2008.  Three of the customers accounted for 38%, 12%, and 12% of its accounts receivables at December 31, 2007.  The Company determined that there was a need for an allowance for doubtful accounts of $6,552 and $3,037 at March 31, 2008 and December 31, 2007, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following as:

	March 31, 2008	December 31, 2007
Computer equipment and software	$13,594	$1,464
Phone equipment	19,155	19,155
Office furniture and equipment	11,450	11,450
	44,199	32,069
Accumulated depreciation	(14,372)	(10,689)
	$29,827	$21,380

Depreciation expense amounted to approximately $3,683 and $675 during the three-month periods ending March 31, 2008 and 2007, respectively.

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

The Company’s lead generation network revenues are primarily generated using contracted publisher networks to deliver the merchant advertisers’ listings. The distribution network includes search engines, shopping engines, directories, destination sites, Internet domains or web sites, and other targeted web-based content. The Company generates revenue upon delivery of a qualified lead to the Company’s merchant advertisers or partner. Other revenues include the Company’s lead generation web services, paid search optimization, landing page development services, and creative design.

Since January 1, 2007, the Company generates a substantial portion of its revenues from debt settlement referrals in connection with debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract or 2) the debt settlement agencies issues a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $697,000 at March 31, 2008 and is recorded as deferred revenue on the balance sheet.

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

Customer Concentration

Three of the Company's customers accounted for approximately 39%, 22%, and 12% of its revenues during the three-month period ended March 31, 2008. Two of the Company’s customers accounted for 62% and 11% of the Company’s revenues during the three-month period ended March 31, 2007.

Product Concentration

The Company generates revenues as follows: 1) online sales and marketing services to market debt settlement referrals offered to consumers by a debt settlement agency, 2) generating leads using contracted publisher networks to deliver the merchant advertisers’ listings, and 3) the pay-per-click, cost-per-action listings, and banner ad sales of its portfolio of web sites. When an online user navigates to one of the Company’s owned and operated Web sites and clicks and or visits on a particular listing/web page or completes the specified action, the Company receives a fee.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and the payable to former member approximate their fair value based on the short-term maturity of these instruments.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $291,748 and $178,882 during the three-month periods ended March 31, 2008 and 2007, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $478,000 as of March 31, 2008.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Income Taxes

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Share-based Payment

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), "Share-Based Payment," which replaced SFAS No. 123 and superseded Accounting Principles Board, or  APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, “Disclosures about Fair Value of Financial Instruments,” or SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123(R) permitted public companies to adopt its requirements using one of two methods. Companies could elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123.  Effective with its fiscal 2006, the Company adopted the provisions of SFAS No. 123 (R) and related interpretations as provided by SAB 107 prospectively. As such, compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

Segment Reporting

The Company generates revenues from three sources as follows: 1) online sales and marketing services in connection with marketing of debt settlement referrals offered to consumers by a debt settlement agency, 2) generating leads using contracted publisher networks to deliver the merchant advertisers’ listings, and 3) pay-per-click, cost-per-action listings, and banner ad sales of its portfolio of web sites. When an online user navigates to one of the Company’s owned and operated Web sites and clicks and or visits on a particular listing/web page or completes the specified action, the Company receives a fee.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations,” which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company effective January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options and warrants amounted to 15,065,375 at March 31, 2008, and have been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the three-month periods ending March 31, 2008 and 2007:

	For the three-month periods ended
	March 31,
	2008	2007
Numerator:
Net loss attributable to common stock	$(1,055,241)	$(503,523)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	23,656,008	20,935,381
Denominator for diluted earnings per share-
Weighted average shares outstanding	23,656,008	20,935,381

Basic earnings per share	$(0.04)	$(0.02)
Diluted earnings per share	$(0.04)	$(0.02)

NOTE 3: PREPAID EXPENSES

At March 31, 2008, the prepaid expenses consisted primarily of insurance expense.

NOTE 4: DOMAIN NAME RIGHTS

During 2007, the Company purchased domain name rights for $200,000 that have a useful life of one year from the date of purchase.  The Company recognized amortization expense of approximately $50,000 in connection with the domain name rights during the three-month period ended March 31, 2008. The Company has the option to renew the contract every year for an amount of $25,000.

NOTE 5: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows at March 31, 2008:

	March 31,	December 31,
	2008	2007
Website development costs	$478,183	$436,564
Less: accumulated amortization	(249,739)	(210,081)
Website development costs, net	$228,444	$226,486

Amortization expense of the website development costs amounted to $39,658 and $96,715 during the three-month periods ended March 31, 2008 and 2007, respectively.

NOTE 6: NOTES PAYABLE

During the three-month period ended March 31, 2008, the Company issued convertible promissory notes aggregating $430,000 to six different stockholders.  The notes bear interest at a rate of 10% per annum and mature in March 2011. Interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the notes are satisfied.

Principal and interest are payable either in cash or shares of common stock of the Company, at the noteholder’s option.  At maturity, the principal is payable in cash or shares of common stock of the Company. If the principal is paid in shares, the number of shares is determined by dividing the principal amount outstanding on the maturity date by the average closing price of the common stock on the OTC.BB in the last five trading days prior to the maturity date. If interest is paid in shares, the number of shares of common stock to be issued to the noteholder as payment of interest shall be determined by dividing the interest dollar amount due on the respective interest payment date by the closing price of the Company’s common stock on the last trading day before the respective interest payment date, and rounding it to the nearest whole number.

The notes are convertible at anytime after July 30, 2008 but prior to the maturity date, in shares of common stock of the Company, at the noteholder’s option.  The notes are convertible at the lower of the following rate:

•	$0.75 per share;
•	the average of the closing price, as quoted on the OTC.BB of the last five days prior to conversion, but in no event less than $0.50 per share; or
•
at the fair value of any common stock shares issued by the Company prior to the maturity date in connection with a new transaction, except for shares issued pursuant to the Company’s stock option plan,

The Company may prepay the notes at any time. If the prepayment is prior to July 31, 2008, it will carry a premium equal to the sum of 0.5% for each full month remaining between the prepayment date and the maturity date multiplied by the principal amount then payable. In such case, principal and accrued interest are payable solely in cash. The Company may prepay the notes at any time on or after July 31, 2008 but prior to the maturity date without any premium or penalty. In such case, the noteholder has the option to have the principal and accrued interest paid in cash or shares of the common stock of the Company. If the notes are paid in shares, the notes are convertible using the same rate as if it was converted by the noteholder.

In connection with the March 2008 issuance of notes payable, the Company issued warrants to purchase up to 215,000 shares of common stock exercisable at a price of $0.75 per share at March 31, 2008. The warrants expire in March 2013.

The fair value of the warrants issued in connection with the issuance of the notes payable amounted to $72,397 at March 31, 2008.  The fair value is based on the following assumptions, using the Black Scholes Model: term: 5 years; exercise price: $0.75; risk-free interest rate: 2.46%; expected volatility: 66.28%; market value: $0.72.

The expected volatility of the warrants issued in connection with the notes payable was based on the average historical volatility of comparable publicly-traded companies.

In accordance with Emerging Issues Task Force, or EITF, Issue No.00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments”, which deals with accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments, the Company recorded a beneficial conversion feature related to the notes payable. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date.

The beneficial conversion feature associated with this transaction, including the fair value of the warrants, amounted to approximately $145,000 and was recognized as a debt discount and a corresponding increase in additional paid-in capital.

The interest and amortization expense associated with the notes payable amounted to $2,757 during the three-month period ended March, 31, 2008.

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

On January 1, 2008, the Company issued 1,750,000 shares of common stock valued at $105,000, pursuant its commitment in connection with the acquisition of DRG.

During the three-month period ended March 31, 2007, the Company paid aggregate dividends in kind on its Series A preferred stock. The dividends amounted to 131,673 shares of the common stock, valued at $19,751.

During the three-month period ended March 31, 2008, the Company paid aggregate dividends in kind on its Series B preferred stock. The dividends amounted to 371,966 shares of the common stock, valued at $103,179.

Preferred Stock- Series A

Between August 2006 and October 2006 the Company issued 54,000 shares of 10% Series A Convertible Preferred Stock, or Series A Preferred Stock, with a par value of $0.001 per share, resulting in net proceeds of $728,567 to the Company after financing fees of $81,433.

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

The Company agreed to make best efforts to file, within 120 days after the Company’s shares commenced trading on the OTC.BB, a registration statement covering the common shares underlying the Series B Preferred Stock and common stock underlying warrants. The registration statement was filed on May 5, 2008.

The rights of the holders of the Series B Preferred Stock are subordinate to the rights of the holders of Series A Preferred Stock.

Warrants

During the three-month period ended March 31, 2007, the Company issued warrants to purchase 500,000 shares of common stock to certain DRG employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The warrants are exercisable at a price of $0.15 per share. The warrants expire in January 2012.

In connection with the issuance of notes payable on March 2008, the Company issued warrants to purchase 215,000 shares of common stock exercisable at a price of $0.75 per share at March 31, 2008. The warrants expire in March 2013.

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Accelerize New Media, Inc. Stock Option Plan, or the Plan. The total number of shares of capital stock of the Company that may be subject to options under the Plan was initially 4,300,000 shares of common stock, and on May 16, 2007 was increased to 10,000,000 shares of common stock, from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of common stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve.

During the three-month period ended March 31, 2008, the Company granted options to purchase 128,500 shares to certain of its employees.

At March 31, 2008, options to purchase 7,451,000 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price per share of $0.17 per share. The options outstanding vest over periods ranging from two to three years.

During the three-month periods ended March 31, 2008 and 2007, the Company recorded a share-based payment expense amounting to approximately $34,000 and $18,000, respectively, in connection with all options granted at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the three month period ended March 31, 2008, is based on the Black Scholes Model using the following assumptions:

Exercise price:	$0.68 to 0.72
Market price at date of grant:	$0.68 to 0.72
Expected volatility:	69%
Expected dividend rate:	0%
Risk-free interest rate:	2.55 to 3.00%

The expected volatility is based on the historical volatility of publicly-traded companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the three-month period ended March 31, 2008 amounted to $0.40.

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $248,000 and $154,000 at March 31, 2008 and 2007, respectively, and the Company expects that it will be recognized over the following weighted-average period of 32 months.

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

NOTE 8: SUBSEQUENT EVENTS

During May 2008, the Company issued an additional convertible promissory note aggregating $100,000 to a stockholder.  The note has the same terms as those issued in March 2008.

In connection with the issuance of the note payable, the Company issued warrants to purchase 50,000 shares of common stock exercisable at a price of $0.75 per share. The warrants expire in March 2013.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We offer comprehensive online media solutions for our clients, including financial institutions and other sophisticated vendors of high-quality consumer goods and services, to reach their target audiences on the Internet.  As of March 31, 2008, we owned and operated an extensive portfolio of 6,477 domain names (commonly referred to as URLs), and we use this substantial body of on-line domain properties to build consumer-based portals, microsites, and landing pages which are attractive and useful to our users because of the unique free information items offered therein.  To our advertiser customers, we provide advertising exposure to qualified and interested parties, along with lead generation and customer acquisition solutions, via our network of financial, news, and business networking portals, and through RSS feeds, blogs, targeted e-mail campaigns, banners, search engine optimization, and co-registration opportunities. In addition, we provide sales and marketing support in connection with debt settlement solutions offered by debt settlement agencies to consumers across the United States.

We were incorporated in Delaware on November 22, 2005, and commenced operations on that date.  In January 2006 we commenced selling our lead generation systems and recognized our initial revenues.

On January 2, 2007, we acquired substantially all of the assets and assumed some, but not all of the liabilities of DRG, a privately-held Internet marketing business focused on debt settlement referrals.

On December 22, 2006, we filed a registration statement on Form SB-2 with the SEC, which registration statement became effective on May 9, 2007. At the same time we became a reporting company under the Securities Exchange Act of 1934. On January 9, 2008, our common stock commenced trading on the Over-The-Counter Bulletin Board, or the OTC.BB, under the symbol ACLZ.OB.

Recent Developments

On May 5, 2008 we filed a registration statement on Form S-1 registering for sale by the holders of our 8% Series B Preferred Convertible Stock an aggregate of 19,641,173 shares of common stock, comprised of 11,887,500 shares of common stock underlying our 8% Series B Convertible Preferred Stock, and issueable upon conversion, 2,254,298 shares of common stock to be received by holders of the 8% Series B Convertible Preferred Stock as pay-in-kind, or PIK, dividends, and up to 5,499,375 shares of common stock underlying Warrants.

During the three-month period ended March 31, 2008, the Company issued convertible promissory notes aggregating $430,000 to six different stockholders.  The notes bear interest at a rate of 10% per annum and mature in March 2011. Interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the notes are satisfied. Principal and interest are payable either in cash or shares of common stock of the Company, at the noteholder’s option.  At maturity, the principal is payable in cash or shares of common stock of the Company. If the principal is paid in shares, the number of shares is determined by dividing the principal amount outstanding on the maturity date by the average closing price of the common stock on the OTC.BB in the last five trading days prior to the maturity date. If interest is paid in shares, the number of shares of common stock to be issued to the noteholder as payment of interest shall be determined by dividing the interest dollar amount due on the respective interest payment date by the closing price of the Company’s common stock on the last trading day before the respective interest payment date, and rounding it to the nearest whole number. The notes are convertible at anytime after July 30, 2008 but prior to the maturity date, in shares of common stock of the Company, at the noteholder’s option.  The notes are convertible at the lower of the following rate:

•	$0.75 per share;
•	the average of the closing price, as quoted on the OTC.BB of the last five days prior to conversion, but in no event less than $0.50 per share; or
•
at the fair value of any common stock shares issued by the Company prior to the maturity date in connection with a new transaction, except for shares issued pursuant to the Company’s stock option plan,

The Company may prepay the notes at any time. If the prepayment is prior to July 31, 2008, it will carry a premium equal to the sum of 0.5% for each full month remaining between the prepayment date and the maturity date multiplied by the principal amount then payable. In such case, principal and accrued interest are payable solely in cash. The Company may prepay the notes at any time on or after July 31, 2008 but prior to the maturity date without any premium or penalty. In such case, the noteholder has the option to have the principal and accrued interest paid in cash or shares of the common stock of the Company. If the notes are paid in shares, the notes are convertible using the same rate as described above.

In addition, we issued to the lenders common stock purchase warrants to purchase an aggregate of 215,000 shares. The warrants are exercisable for 5 years and expire on 2013, with an exercise price of $0.75 per share. The warrants expire in March 2013. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants is subject to adjustment in the event of stock splits, stock dividends and reorganizations, or in the event we issue shares of common stock or securities convertible or exchange for shares of common stock at an effective price less than the then exercise price of the warrants in which event the exercise price would be adjusted downward. We have the right to call the warrants, at a redemption price of $.001 per warrant share, commencing on the first trading day after the common stock of the Company has traded for ten consecutive days on the OTC.BB at an average closing price at or exceeding $1.25 per share.

On January 2, 2008, in connection with our acquisition of DRG, which was closed on January 1, 2007, we issued to Damon Stein and Dan Goldberg an aggregate of 1,750,000 shares of common stock, which issuance was contingent upon meeting certain milestones (and together with shares issued on January 1, 2007, we issued to messers Stein and Goldberg a total of 3,500,000 shares.)

Results of Operations, March 31, 2008 and 2007

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

			Increase/	Increase/
	Three months ended		(Decrease)	(Decrease)
	March 31,		in $2008	in %2008
	2008	2007	vs 2007	vs 2007

Revenues	$774,905	$209,584	$565,321	269.7%

Operating expenses:
Selling, general & administrative	1,731,374	692,827	1,038,547	149.9%
Total operating expenses	1,731,374	692,827	1,038,547	149.9%

Operating loss	(956,469)	(483,243)	(473,226)	97.9%

Other income (expense):
Interest income (expense), net	3,407	(529)	4,437	NM
	3,407	(529)	4,437	NM

Net loss	(953,062)	(483,772)	(469,290)	97.0%

Less dividends issued for series A and B preferred stock	103,179	19,751	83,428	422.4%
			-
Net loss attributable to common stock	$(1,056,241)	$(503,523)	$(552,218)	109.0%

NM: Not Meaningful

Revenues

Revenues primarily consist of fees generated from lead generation, sales and marketing of debt settlement referrals and, to a lesser extent, from advertising and other revenues generated from our portfolio of web sites. Our increase in revenues during the three-month period ended March 31, 2008 when compared to the prior year’s three-month period is primarily due an increase in fees generated from lead generations from other sources and from traffic revenues generated from our portfolio of web sites, of approximately $364,500, the increased revenue from the debt settlement agencies by approximately $165,600, and the increased revenue from advertising and other revenues of $35,000.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees. The increase in selling, general and administrative expenses during the three-month period ended March 31, 2008 when compared to the prior year’s three-month period is primarily due to the following:

•	an increase in lead acquisition costs of approximately $503,000; and
•	an increase in cash compensation to new and existing employees of approximately $379,000 primarily to expand the marketing of our products and services;

Liquidity and Capital Resources

At March 31, 2008, our cash amounted to approximately $646,000 and our working deficit amounted to approximately $410,000.

During the three-month period ended March 31, 2008, we used cash in our operating activities amounting to approximately $675,000. Our cash used in operating activities was comprised of our net loss of approximately $953,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $34,000; and
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $94,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $60,000, resulting from increased lead generation revenues;
•	Increase in accounts payable and accrued expenses of approximately $184,000, resulting from increased marketing programs expenditures associated with increased acquisition of leads; and
•	Increase in deferred revenue of approximately $55,000, resulting from increased number of consumers successfully referred to debt settlement agencies.

During the three-month period ended March 31, 2008, we incurred website development costs of approximately $42,000 in connection with development and enhancement of our websites and capital expenditures of approximately $12,000.

During three-month period ended March 31, 2008, we generated cash from financing activities of approximately $423,000, which primarily consisted of the proceeds from notes payable of $430,000, offset by the payment to former member of approximately $7,000.

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

Capital Raising Transactions

On May 5, 2008 we filed a registration statement on Form S-1 registering for sale by the holders of our 8% Series B Preferred Convertible Stock an aggregate of 19,641,173 shares of common stock, comprised of 11,887,500 shares of common stock underlying our 8% Series B Convertible Preferred Stock, and issueable upon conversion, 2,254,298 shares of common stock to be received by holders of the 8% Series B Convertible Preferred Stock as pay-in-kind, or PIK, dividends, and up to 5,499,375 shares of common stock underlying Warrants.

During the three-month period ended March 31, 2008, the Company issued convertible promissory notes aggregating $430,000 to six different stockholders.  The notes bear interest at a rate of 10% per annum and mature in March 2011. Interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the notes are satisfied. Principal and interest are payable either in cash or shares of common stock of the Company, at the noteholder’s option.  At maturity, the principal is payable in cash or shares of common stock of the Company. If the principal is paid in shares, the number of shares is determined by dividing the principal amount outstanding on the maturity date by the average closing price of the common stock on the OTC.BB in the last five trading days prior to the maturity date. The notes are convertible at anytime after July 30, 2008 but prior to the maturity date, in shares of common stock of the Company, at the noteholder’s option.  The notes are convertible at the lower of the following rate:

•	$0.75 per share;
•	the average of the closing price, as quoted on the OTC.BB of the last five days prior to conversion, but in no event less than $0.50 per share; or
•
at the fair value of any common stock shares issued by the Company prior to the maturity date in connection with a new transaction, except for shares issued pursuant to the Company’s stock option plan,

The Company may prepay the notes at any time. If the prepayment is prior to July 31, 2008, it will carry a premium equal to the sum of 0.5% for each full month remaining between the prepayment date and the maturity date multiplied by the principal amount then payable. In such case, principal and accrued interest are payable solely in cash. The Company may prepay the notes at any time on or after July 31, 2008 but prior to the maturity date without any premium or penalty. In such case, the noteholder has the option to have the principal and accrued interest paid in cash or shares of the common stock of the Company. If the notes are paid in shares, the notes are convertible using the same rate as described above.

In addition, we issued to the lenders common stock purchase warrants to purchase an aggregate of 215,000 shares. The warrants are exercisable for 5 years and expire on 2013, with an exercise price of $0.75 per share. The warrants expire in March 2013. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants is subject to adjustment in the event of stock splits, stock dividends and reorganizations, or in the event we issue shares of common stock or securities convertible or exchange for shares of common stock at an effective price less than the then exercise price of the warrants in which event the exercise price would be adjusted downward. We have the right to call the warrants, at a redemption price of $.001 per warrant share, commencing on the first trading day after the common stock of the Company has traded for ten consecutive days on the OTC.BB at an average closing price at or exceeding $1.25 per share.

The interest and amortization expense associated with the notes payable amounted to $2,757 during the three-month period ended March, 31, 2008.

Going Concern

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity and convertible debt.

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

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Management is responsible for establishing and maintaining effective disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the SEC reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting - There has been no change in our internal control over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the issuance of the convertible promissory notes described above, during the period ended March 31, 2008, we issued to the lenders common stock purchase warrants to purchase an aggregate of 215,000 shares. The warrants are exercisable for 5 years and expire on 2013, with an exercise price of $0.75 per share.

On March 1, 2008, we paid dividends on our Series B Preferred Stock. The dividends amounted to 237,336 shares of our common stock, valued at $82,985.

On January 2, 2008 we issued an aggregate of 1,750,000 shares of common stock (and together with shares issued on January 1, 2007, a total of 3,500,000 shares) to Damon Stein and Dan Goldberg in connection with our acquisition of DRG, which was closed on January 1, 2007.

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

Item 6.    Exhibits

10.1	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 31, 2008).
10.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K furnished on May 5, 2008).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: May 15, 2008	By:	/s/ Brian Ross
Brian Ross Chief Executive Officer