Form 10-Q
period 2008-06-30
ACCELERIZE NEW MEDIA INC
filed 2008-08-14
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 24,142,370 as of August 13, 2008.

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

ACCELERIZE NEW MEDIA, INC.

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	4-16

Item 2.	Management’s Discussion and Analysis And Results of Operations	17-23

Item 4T.	Controls and Procedures	23

PART II - OTHER INFORMATION:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS
	June 30,	December 31,
ASSETS	2008	2007
	(Unaudited)	(1)
Current Assets:
Cash	$203,913	$951,317
Accounts receivable, net of allowance for bad debt of $7,152 and $3,037 at
June 30, 2008 and December 31, 2007, respectively	98,492	50,499
Prepaid expenses	27,346	5,487
Domain name rights	63,014	162,740
Deferred tax asset	85,782	80,026
Total current assets	478,547	1,250,069

Website development costs, net of accumulated amortization of $286,732 and
$210,081 at June 30, 2008 and December 31, 2007, respectively	195,379	226,483

Fixed assets, net of accumulated depreciation of $25,421 and $10,689 at
June 30, 2008 and December 31, 2007, respectively	18,778	21,380
Other assets	12,584	-
Goodwill	685,547	580,547
Total assets	$1,390,835	$2,078,479

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$507,984	$214,578
Payable to former member	22,176	36,315
Convertible notes payable and accrued interest, net of debt discount of $171,861	360,988	-
Deferred revenues- short-term	607,132	550,992
Deferred tax liability	85,782	80,026
Total current liabilities	1,584,062	881,911

Deferred revenue- long-term	193,896	90,307
Total liabilities	1,777,958	972,218

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding at June 30, 2008 and
December 31, 2007, respectively	728,567	728,567
Series B, 118,875 issued and outstanding at June 30, 2008 and
December 31, 2007, respectively	3,644,563	3,644,563
Common stock; $.001 par value; 100,000,000 shares authorized;
24,142,370 shares issued and outstanding at June 30, 2008, and
21,779,294 shares issued and outstanding at December 31, 2007	24,142	21,779
Additional paid-in capital	3,039,954	2,418,062
Accumulated deficit	(7,824,349)	(5,706,710)

Total stockholders’ equity (deficit)	(387,123)	1,106,261

Total liabilities and stockholders’ equity (deficit)	$1,390,835	$2,078,479

(1) Derived from audited financial statements
See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Debt solution revenues	$226,541	$127,142	$529,426	$264,577
Lead generation revenues	549,815	33,358	933,947	52,977
Advertising and other revenues	76,619	72,960	164,507	125,490
Total revenues:	852,975	233,460	1,627,880	443,044

Operating expenses:
Selling, general and administrative	1,799,772	803,391	3,531,146	1,496,218
Total operating expenses	1,799,772	803,391	3,531,146	1,496,218

Operating loss	(946,797)	(569,931)	(1,903,266)	(1,053,174)

Other expense:
Interest expense	(10,288)	(5,029)	(6,881)	(5,558)
	(10,288)	(5,029)	(6,881)	(5,558)

Net loss	(957,085)	(574,960)	(1,910,147)	(1,058,732)

Less dividends issued for series A and B preferred stock	104,313	40,563	207,492	60,314

Net loss attributable to common stock	$(1,061,398)	$(615,523)	$(2,117,639)	$(1,119,046)

Basic and diluted loss per common share	$(0.04)	$(0.03)	$(0.09)	$(0.05)

Basic and diluted weighted average common shares outstanding	24,051,131	21,066,084	23,906,070	21,066,084

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS
	Six-month periods ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,910,147)	$(1,058,732)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	198,698	86,959
Amortization of deferred compensation	64,260	-
Fair value of shares issued for services	-	-
Fair value of options granted	68,053	35,484
Changes in operating assets and liabilities:
Accounts receivable	(47,993)	(10,494)
Prepaid expenses	(21,859)	-
Variation in deferred tax asset	(5,756)	-
Other assets	(12,584)
Accrued interest	3,201	1,058
Accounts payable and accrued expenses	293,405	(34,087)
Variation in deferred tax liability	5,756	-
Deferred revenue	159,730	59,388

Net cash used in operating activities	(1,205,236)	(920,424)

Cash flows used in investing activities:
Capital expenditures	(12,130)	(800)
Website development costs	(45,547)	(92,964)

Net cash used in investing activities	(57,677)	(93,764)

Cash flows from financing activities:
Proceeds from notes payable	530,000	400,000
Payment to former member	(14,491)	-
Payment of financing fees	-	(46,638)
Proceeds from issuance of shares of Preferred Stock B	-	533,750

Net cash provided by financing activities	515,509	887,112

Net decrease in cash	(747,404)	(127,076)

Cash, beginning of period	951,317	414,270

Cash, end of period	$203,913	$287,194

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,679	$5,558

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Beneficial conversion feature associated with notes payable	$144,794	$20,368
Preferred stock dividends	207,492	39,947
Fair value of shares issued for future services	71,400	-
Conversion of notes payable into shares of Preferred Stock B	-	400,000
Goodwill resulting from acquisition and correspondence
increase in:	105,000	580,547
Assets	-	44,105
Liabilities	-	519,652
Common stock and additional paid-in capital	105,000	105,000

See Notes to Unaudited Financial Statements

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN:

Accelerize New Media, Inc., or the Company, a Delaware Corporation, incorporated on November 22, 2005, is an online based media and customer acquisition solutions provider.

The Company provides internet development services and turnkey customer acquisition solutions for small to medium size U.S. companies. The Company focuses much of its key web tool design using Real Simple Syndication, or RSS, technologies. RSS is a web content syndication format that is rapidly being adopted as a standard for use for Internet content query and customization.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financials information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-B.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included an such adjustments are of a normal recurring nature.  These financials statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2007 and notes there to and other pertinent information contained in Form 10-KSB the Company has filed with the Securities and Exchange Commission (the “Commission”).

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $1,205,000 during the six-month period ending June 30, 2008. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

During December 2006, the Company entered into an Asset Purchase Agreement to acquire a substantial portion of the operating assets of The Debt Reduction Group, LLC, or DRG. Pursuant to the Asset Purchase Agreement, the Company acquired in January 2007 the accounts receivable and substantially all intangible assets of DRG in consideration of issuing 3,500,000 shares of its common stock to the managing members of DRG, as well as granting 500,000 warrants to certain of DRG’s employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. As of June 30, 2008, the Company has not yet determined whether such milestones were achieved, and no warrants were issued yet.

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

The total aggregate purchase price of DRG amounted to $624,652, which consisted of (i) 1,750,000 of common stock shares  issued in 2007 and valued at an aggregate of $105,000, (ii) 1,750,000 escrowed shares of common stock issued in 2008 and valued at an aggregate of $1,312,500, and (iii) assumption of $519,652 of liabilities. The purchase price has been allocated as follows:

Fair value of the escrowed shares	$1,312,500
Fair value of the unescrowed shares:	105,000
Assets acquired:	(44,105)
Liabilities assumed:	519,652
Goodwill:	$1,893,047

The fair value of the shares issued in 2007 pursuant to this transaction was based on a valuation of the Company’s shares prepared by an unrelated valuation specialist, using the discounted cash flow approach.

The fair value of the shares issued in 2008 pursuant to this transaction was based on the fair value of the shares as quoted on the over-the-counter bulletin board on the Company’s first day of trading.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $100,000. During the six-month period ending June 30, 2008, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. Three of the Company’s customers accounted for 32%, 14% and 14% of its accounts receivables at June 30, 2008.  Three of the customers accounted for 38%, 12%, and 12% of its accounts receivables at December 31, 2007.  The Company determined that there was a need for an allowance for doubtful accounts of $7,152 and $3,037 at June 30, 2008 and December 31, 2007, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following as:

	June 30, 2008	December 31, 2007
Computer equipment and software	$13,594	$1,464
Phone equipment	19,155	19,155
Office furniture and equipment	11,450	11,450
	44,199	32,069
Accumulated depreciation	(25,421)	(10,689)
	$18,778	$21,380

Depreciation expense amounted to approximately $14,732 and $5,441 during the six-month periods ending June 30, 2008 and 2007, respectively.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if: 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract, or 2) the debt settlement agencies issue a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $801,000 and $641,000 at June 30, 2008 and December 31, 2007, respectively, and is recorded as deferred revenue on the balance sheet.

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

Customer Concentration

Three of the Company's customers accounted for approximately 21%, 13%, and 10% of its revenues during the six-month period ending June 30, 2008. One of the Company’s customers accounted for 56% of the Company’s revenue during the six-month period ending June 30, 2007.

Product Concentration

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $127,473 and $362,047 during the six-month periods ending June 30, 2008 and 2007, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $482,000 as of June 30, 2008.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company effective January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements of the Company once adopted.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles, or GAAP, for non-governmental entities. We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options and warrants amounted to 14,815,375 at June 30, 2008, and have been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the six-month periods ending June 30, 2008 and 2007:

	For the six-month periods ending
	June 30,
	2008	2007
Numerator:
Net loss attributable to common stock	$(2,117,639)	$(1,119,046)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	23,906,070	21,066,084
Denominator for diluted earnings per share-
Weighted average shares outstanding	23,907,070	21,066,084

Basic earnings per share	$(0.09)	$(0.05)
Diluted earnings per share	$(0.09)	$(0.05)

NOTE 3: PREPAID EXPENSES

At June 30, 2008, the prepaid expenses consisted primarily of insurance expense.

NOTE 4: DOMAIN NAME RIGHTS

During 2007, the Company purchased domain name rights for $200,000 and has a useful life of one year from the date of purchase.  The Company recognized amortization expense of approximately $100,000 in connection with the domain name rights during the six-month period ending June 30, 2008.

NOTE 5: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	June 30,	December 31,
	2008	2007
Website development costs	$482,111	$436,564
Less: accumulated amortization	(286,732)	(210,081)
Website development costs, net	$195,379	$226,483

Amortization expense of the website development costs amounted to $76,651 and $140,183 during the six-month periods ending June 30, 2008 and 2007, respectively.

NOTE 6: CONVERTIBLE NOTES PAYABLE

During the six-month period ending June 30, 2008, the Company issued convertible promissory notes aggregating $530,000 to certain stockholders.  The notes bears interest at 10% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of common stock. If the accrued interest is paid in shares of common stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the Over-the-Counter Bulletin Board of the trading day immediately prior to the interest payment date.  The interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the convertible promissory notes are satisfied.  The convertible promissory notes are due ranging from March 15, 2011 to March 31, 2011.  The Company may prepay the convertible promissory notes as follows: if prior to July 30, 2008, at a premium amounting to sum of 0.5% for each full month remaining between the prepayment date and the maturity date; if after July 30, 2008, without premium.  Each noteholder may convert, at his option, the outstanding principal of the convertible promissory note, after July 30, 2008 and prior to maturity at the lesser of: 1)  $0.75 or 2) the average closing price of the Company’s common stock, but in no event less than $0.50, or 3) the effective price per share of a subsequent financing of the Company occurring prior to March 15, 2011 or March 31, 2011.

In accordance with EITF Issue No.00-27, "Application of Issue No. 98-5, Accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments", the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the six-month period ending June 30, 2008, the beneficial conversion feature amounted to approximately $179,450. This beneficial conversion feature is reflected in the accompanying consolidated financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the notes payable amounted to $10,438 during the six-month period ending June 30, 2008.

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

On January 1, 2008, the Company issued 1,750,000 shares of common stock valued at $1,312,500, pursuant to its acquisition of DRG.

During the six-month period ending June 30, 2008, the Company entered into a six-month contract for banking and financial services.  As per the contract, the Company issued 105,000 shares of common stock , valued at $71,400.  At June 30, 2008, the Company had expensed $64,260 and had deferred compensation of $7,140.

During the six-month period ending June 30, 2007, the Company paid dividends on its preferred stock. The dividends amounted to 266,303 shares of the common stock, valued at $39,946.

During the six-month period ending June 30, 2008, the Company paid dividends on its preferred stock. The dividends amounted to 508,076 shares of the common stock, valued at $207,492.

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

We agreed to use our best efforts to file within 120 days after trading of our common stock commenced on the OTC.BB, a registration statement covering the common stock shares into which the Series B Preferred Stock are convertible and the shares underlying the common stock purchase Warrants.

The rights of the holders of the Series B Preferred Stock are subordinate to the rights of the holders of Series A Preferred Stock.

Warrants

In connection with the acquisition of DRG in January 2007, the Company reserved warrants to purchase 500,000 shares of common stock, which may be earned by certain DRG employees, based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The warrants are exercisable at a price of $0.15 per share. The warrants expire between January 2012 and March 2013. As of June 30, 2008, the Company has not yet determined whether such milestones were achieved, and no warrants were issued.

In connection with the issuance of notes payable, the Company issued warrants to purchase 265,000 shares of common stock exercisable at a price of $0.75 per share at June 30, 2008. The warrants expire in March 2013.

The fair value of the warrants issued in connection with the issuance of the notes payable amounted to $179,450.  The fair value is based on the following assumptions, using Black Scholes Model: term:5 years; exercise price: $0.75; risk-free interest rate: 2.46% to 3.34%; expected volatility: 63.12% to 66.28%; market value: $0.72 to $0.75.

The expected volatility of the warrants issued in connection with the notes payable was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants was recorded as a debt discount and as an increase to additional paid-in capital.

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

During the six-month period ending June 30, 2008, the Company granted 128,500 options to certain of its employees.

At June 30, 2008, options to purchase 7,151,000 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price per share of $0.17 per share. The options outstanding vest over periods ranging from two to three years.

During the six-month periods ending June 30, 2008 and 2007, the Company recorded a share-based payment expense amounting to approximately $68,000 and $36,000, respectively, in connection with all options granted at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the three-month period ending June 30, 2008 is based on the Black Scholes Model using the following assumptions:

Exercise price:	$0.68 to 0.72
Market price at date of grant:	$0.68 to 0.72
Expected volatility:	69%
Expected dividend rate:	0%
Risk-free interest rate:	2.55 to 3.00%

The expected volatility is based on the historical volatility of publicly-traded companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the three-month period ending June 30, 2008 amounted to $0.40.

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $214,000 and $136,000 at June 30, 2008 and 2007, respectively and the Company expects that it will be recognized over the following weighted-average period of 32 months.

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

NOTE 11: SUBSEQUENT EVENTS

During July 2008, 21 stockholders exercised their warrants associated with Series B Preferred Stock at an exercise  price per share of $0.35, aggregating $666,313. In connection with the exercise of these warrants the Company will issue to the exercising stockholders a total of 1,903,750 shares of common stock, as well as warrants to purchase additional 1,903,750 shares of common stock. The new warrants will have the same terms and conditions as the warrants exercised by the stockholders, except that they contain a cashless exercise and a forced conversion features.

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

Overview

We offer comprehensive online media solutions for our clients, including financial institutions and other sophisticated vendors of high-quality consumer goods and services, to reach their target audiences on the Internet.  As of June 30, 2008, we owned and operated an extensive portfolio of 6,477 domain names (commonly referred to as URLs), and we use this substantial body of on-line domain properties to build consumer-based portals, microsites, and landing pages which are attractive and useful to our users because of the unique free information items offered therein.  To our advertiser customers, we provide advertising exposure to qualified and interested parties, along with lead generation and customer acquisition solutions, via our network of financial, news, and business networking portals, and through RSS feeds, blogs, targeted e-mail campaigns, banners, search engine optimization, and co-registration opportunities. In addition, we provide sales and marketing support in connection with debt settlement solutions offered by debt settlement agencies to consumers across the United States.

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

Recent Developments

On May 5, 2008, we filed a registration statement on Form S-1 registering for sale by the holders of our 8% Series B Convertible Preferred Stock an aggregate of 19,641,173 shares of common stock, comprised of 11,887,500 shares of common stock underlying our 8% Series B Convertible Preferred Stock, and issueable upon conversion, 2,254,298 shares of common stock to be received by holders of the 8% Series B Convertible Preferred Stock as pay-in-kind, or PIK, dividends, and up to 5,499,375 shares of common stock underlying Warrants. On August 5, 2008, we filed an application for withdrawal of the registration statement. The application for withdrawal was filed because, following discussions that we had with the SEC staff, we concluded that in order to have the registration statement declared effective we would need to make several significant changes that would be too costly and would not serve the best interests of our shareholders. The application for withdrawal is deemed granted on the date that it was filed with the SEC unless, within 15 days after such date, we receive notice from the SEC that such application will not be granted.

During July 2008, 21 shareholders exercised their warrants associated with Series B Preferred Stock at an exercise  price per share of $0.35, aggregating $666,313. In connection with the exercise of these warrants the company will issue to the exercising shareholders a total of 1,903,750 shares of common stock, as well as warrants to purchase additional 1,903,750 shares of common stock. The new warrants will have the same terms and conditions as the warrants exercised by the shareholders, except that they contain a cashless exercise and a forced conversion features.

During the six-month period ended June 30, 2008, we issued convertible promissory notes aggregating $530,000 to seven different stockholders.  The notes bear interest at a rate of 10% per annum and mature in March 2011. Interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the notes are satisfied. Principal and interest are payable either in cash or shares of common stock of the Company, at the noteholder’s option.  At maturity, the principal is payable in cash or shares of common stock of the Company. If the principal is paid in shares, the number of shares is determined by dividing the principal amount outstanding on the maturity date by the average closing price of our common stock on the OTC.BB during the last five trading days prior to the maturity date. If interest is paid in shares, the number of shares of common stock to be issued to the noteholder as payment of interest shall be determined by dividing the interest dollar amount due on the respective interest payment date by the closing price of our common stock on the last trading day before the respective interest payment date, and rounding it to the nearest whole number. The notes are convertible at anytime after July 30, 2008 but prior to the maturity date, to shares of our common stock, at the noteholder’s option.  The notes are convertible at the lower of the following rate:

•	$0.75 per share;
•	the average of the closing price, as quoted on the OTC.BB, for the last five trading days prior to conversion, but in no event less than $0.50 per share; or
•
at the fair value of any common stock shares issued by the Company prior to the maturity date in connection with a new transaction, except for shares issued pursuant to the Company’s stock option plan,

The Company may prepay the notes at any time. If the prepayment is prior to July 30, 2008, it will carry a premium equal to the sum of 0.5% for each full month remaining between the prepayment date and the maturity date multiplied by the principal amount then payable. In such case, principal and accrued interest are payable solely in cash. The Company may prepay the notes at any time on or after July 30, 2008 but prior to the maturity date without any premium or penalty. In such case, the noteholder has the option to have the principal and accrued interest paid in cash or shares of the common stock of the Company. If the notes are paid in shares, the notes are convertible using the same rate as described above.

In addition, we issued to the lenders common stock purchase warrants to purchase an aggregate of 265,000 shares. The warrants are exercisable for 5 years and expire on 2013, with an exercise price of $0.75 per share. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants is subject to adjustment in the event of stock splits, stock dividends and reorganizations, or in the event we issue shares of common stock or securities convertible or exchange for shares of common stock at an effective price less than the then exercise price of the warrants in which event the exercise price would be adjusted downward. We have the right to call the warrants, at a redemption price of $.001 per warrant share, commencing on the first trading day after the common stock of the Company has traded for ten consecutive days on the OTC.BB at an average closing price at or exceeding $1.25 per share.

On January 2, 2008, in connection with our acquisition of DRG, which was closed on January 1, 2007, we issued to Damon Stein and Dan Goldberg an aggregate of 1,750,000 shares of common stock, which issuance was contingent upon meeting certain milestones (and together with shares issued on January 1, 2007, we issued to messers Stein and Goldberg a total of 3,500,000 shares.)

Results of Operations, June 30, 2008 and 2007
ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

			Increase/	Increase/			Increase/	Increase/
	Three-month periods ended		(Decrease)	(Decrease)	Six-month periods ended		(Decrease)	(Decrease)
	June 30,		in $ 2007	in % 2007	June 30,		in $ 2007	in % 2007
	2008	2007	vs 2006	vs 2006	2008	2007	vs 2006	vs 2006
Revenue:
Debt solution revenues	$226,541	$127,142	$99,399	78.2%	$529,426	$264,577	$264,849	100.1%
Lead generation revenues	549,815	33,358	516,457	NM	933,947	52,977	880,970	NM
Advertising and other revenues	76,619	72,960	3,659	5.0%	164,507	125,490	39,017	31.1%
Total revenues:	852,975	233,460	619,515	265.4%	1,627,880	443,044	1,184,836	267.4%

Operating expenses:
Selling, general and administrative	1,799,772	803,391	996,381	124.0%	3,531,146	1,496,218	2,034,928	136.0%
Total operating expenses	1,799,772	803,391	996,381	124.0%	3,531,146	1,496,218	2,034,928	136.0%

Operating loss	(946,797)	(569,931)	(376,866)	66.1%	(1,903,266)	(1,053,174)	(850,092)	80.7%

Other income (expense):
Interest income (expense)	(10,288)	(5,029)	(5,259)	104.6%	(6,881)	(5,558)	(1,323)	NM
	(10,288)	(5,029)	(5,259)	NM	(6,881)	(5,558)	(1,323)	NM

Net loss	(957,085)	(574,960)	(382,125)	66.5%	(1,910,147)	(1,058,732)	(851,415)	80.4%

Less dividends issued for series A and B preferred stock	104,313	40,563	$63,750	157.2%	207,492	60,314	$147,178	244.0%

Net loss attributable to common stock	$(1,061,398)	$(615,523)	$(445,875)	72.4%	$(2,117,639)	$(1,119,046)	$(998,593)	89.2%
NM: Not Meaningful

Revenues

Revenues primarily consist of fees generated from lead generations, sales and marketing of debt settlement referrals, and, to a lesser extent, from advertising and other revenues generated from our portfolio of web sites.

Our increase in lead generation revenues during the three and six-month periods ended June 30, 2008, when compared to the same periods in the prior year is due primarily to an increase in the number of leads we generated for our marketing partners from our portfolio of web sites.

Our increase in debt settlement referrals revenues during the three and six-month periods ended June 30, 2008, when compared to the same periods in the prior year is primarily due to the increased number of consumers who use the services offered by the debt settlement agencies.

Our increase in advertising and other services revenues during the three and six-month periods ended June 30, 2008 when compared to the prior year periods is due to the increased number of customers using an advertising and other services.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The increase in selling, general and administrative expenses during the three-month period ended June 30, 2008 when compared with the prior year’s three-month period is primarily due to the following:

•
an increase in lead acquisition costs and  search management expenses of approximately $700,000, this increase is primarily due to a concentrated effort by management to increase lead generation revenues;

•	an increase in cash compensation to new and existing employees of approximately $258,000 primarily to expand the marketing of our products and services; and

The increase in selling, general and administrative expenses during the six-month period ended June 30, 2008 when compared with the prior year’s six-month period is primarily due to the following:

•	an increase in lead acquisition costs of approximately $1,212,000; and
•	an increase in cash compensation to new and existing employees of approximately $600,000 primarily to expand the marketing of our products and services.

Interest

Interest expense consists of interest charges associated with notes payable issued in 2008.  The increase in interest expense during the three and six month periods ended June 30, 2008 is primarily due to the increase in the accrued interest associated with the notes payable.

Liquidity and Capital Resources

At June 30, 2008, our cash amounted to approximately $204,000 and our working deficit amounted to approximately $1,105,515.

During the six-month period ended June 30, 2008, we used cash in our operating activities amounting to approximately $1,205,236. Our cash used in operating activities was comprised of our net loss of approximately $1,910,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $68,000; and
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $199,000; and
•	Amortization of deferred compensation of approximately $64,000; and

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $48,000, resulting from increased lead generation revenues;
•	Increase in accounts payable and accrued expenses of approximately $293,000, resulting from increased marketing programs expenditures associated with increased acquisition of leads; and
•	Increase in deferred revenue of approximately $160,000, resulting from increased number of consumers successfully referred to debt settlement agencies.

During the six-month period ended June 30, 2008, we incurred website development costs of approximately $46,000 in connection with development and enhancement of our websites and capital expenditures of approximately $12,000.

During the six-month period ended June 30, 2008, we generated cash from financing activities of approximately $516,000, which primarily consisted of the proceeds from notes payable of $530,000, offset by the payment to former member of approximately $14,500.

During the six-month period ended June 30, 2007, we used cash in our operating activities amounting to approximately $920,000. Our cash used in operating activities was comprised of our net loss of approximately $1,059,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $35,000;
•	Amortization and depreciation of approximately $87,000;
Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Decrease in accounts payable and accrued expenses from the date of acquisition of DRG, of approximately $34,000; and
•	Increase in deferred revenue from the deficit acquisition of DRG, of approximately $59,500;

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

Capital Raising Transactions

On May 5, 2008 we filed a registration statement on Form S-1 registering for sale by the holders of our 8% Series B Convertible Preferred Stock an aggregate of 19,641,173 shares of common stock, comprised of 11,887,500 shares of common stock underlying our 8% Series B Convertible Preferred Stock, and issueable upon conversion, 2,254,298 shares of common stock to be received by holders of the 8% Series B Convertible Preferred Stock as pay-in-kind, or PIK, dividends, and up to 5,499,375 shares of common stock underlying Warrants. On August 5, 2008, we filed an application for withdrawal of the registration statement. The application for withdrawal was filed because, following discussions that we had with the SEC staff, we concluded that in order to have the registration statement declared effective we would need to make several significant changes that would be too costly and would not serve the best interests of our shareholders. The application for withdrawal is deemed granted on the date that it was filed with the SEC unless, within 15 days after such date, we receive notice from the SEC that such application will not be granted.

During July 2008, 21 shareholders exercised their warrants associated with Series B Preferred Stock at an exercise  price per share of $0.35, aggregating $666,313. In connection with the exercise of these warrants the company will issue to the exercising shareholders a total of 1,903,750 shares of common stock, as well as warrants to purchase additional 1,903,750 shares of common stock. The new warrants will have the same terms and conditions as the warrants exercised by the shareholders, except that they contain a cashless exercise and a forced conversion features.

During the six-month period ended June 30, 2008, we issued convertible promissory notes aggregating $530,000 to seven different stockholders.  The notes bear interest at a rate of 10% per annum and mature in March 2011. Interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the notes are satisfied. Principal and interest are payable either in cash or shares of our common stock, at the noteholder’s option.  At maturity, the principal is payable in cash or shares of our common stock. If the principal is paid in shares, the number of shares is determined by dividing the principal amount outstanding on the maturity date by the average closing price of our common stock on the OTC.BB during the last five trading days prior to the maturity date. The notes are convertible at anytime after July 30, 2008 but prior to the maturity date, to shares of our common stock, at the noteholder’s option.  The notes are convertible at the lower of the following rate:

•	$0.75 per share;
•	the average of the closing price, as quoted on the OTC.BB for the last five trading days prior to conversion, but in no event less than $0.50 per share; or
•
at the fair value of any common stock shares issued by the Company prior to the maturity date in connection with a new transaction, except for shares issued pursuant to the Company’s stock option plan,

We may prepay the notes at any time. If the prepayment is prior to July 30, 2008, it will carry a premium equal to the sum of 0.5% for each full month remaining between the prepayment date and the maturity date multiplied by the principal amount then payable. In such case, principal and accrued interest are payable solely in cash. We may prepay the notes at any time on or after July 30, 2008 but prior to the maturity date without any premium or penalty. In such case, the noteholder has the option to have the principal and accrued interest paid in cash or shares of our common stock. If the notes are paid in shares, the notes are convertible using the same rate as described above.

In addition, we issued to the lenders common stock purchase warrants to purchase an aggregate of 265,000 shares. The warrants are exercisable for 5 years and expire on 2013, with an exercise price of $0.75 per share. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants is subject to adjustment in the event of stock splits, stock dividends and reorganizations, or in the event we issue shares of common stock or securities convertible or exchange for shares of common stock at an effective price less than the then exercise price of the warrants in which event the exercise price would be adjusted downward. We have the right to call the warrants, at a redemption price of $.001 per warrant share, commencing on the first trading day after the common stock of the Company has traded for ten consecutive days on the OTC.BB at an average closing price at or exceeding $1.25 per share.

The interest and amortization expense associated with the notes payable amounted to $10,438 during the six-month period ended June 30, 2008.

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

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During July 2008, 21 shareholders exercised their warrants associated with Series B Preferred Stock at an exercise  price per share of $0.35, aggregating $666,313. In connection with the exercise of these warrants the company will issue to the exercising shareholders a total of 1,903,750 shares of common stock, as well as warrants to purchase additional 1,903,750 shares of common stock. The new warrants will have the same terms and conditions as the warrants exercised by the shareholders, except that they contain a cashless exercise and a forced conversion features.

In connection with the issuance of the convertible promissory notes described above, during the six-month period ended June 30, 2008, we issued to the lenders common stock purchase warrants to purchase an aggregate of 265,000 shares. The warrants are exercisable for 5 years and expire on 2013, with an exercise price of $0.75 per share.

On June 1, 2008, we were scheduled to pay dividends on our Series B Preferred Stock in accordance with the terms of the Series B Preferred Stock. However, we discovered that due to a calculation mistake with respect to dividends paid on March 1, 2008, we overpaid the Series B Preferred Stock holders. Instead of issuing a total of 117,904 shares on March 1, 2008, we issued 237,336 shares. Accordingly, we applied the excess shares issued on March 1, 2008 to the dividend scheduled to be paid on June 1, 2008. Additional 7,537 dividend shares which were overpaid on March 1, 2008 will be applied to the shares dividend payment scheduled for September 1, 2008.

On June 1, 2008 we issued to our Series A Preferred Stock holders 136,110 shares of our common stock as dividends, valued at $20,416.

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

Item 6.    Exhibits

10.1	Form of Common Stock Purchase Warrant.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: August 14, 2008	By:	/s/ Brian Ross
Brian Ross Chief Executive Officer