Form 10-Q
period 2008-09-30
ACCELERIZE NEW MEDIA INC
filed 2008-11-14
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 26,811,627 as of November 14, 2008.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “ we,” “our,” and “us” refer to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in this report and in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

ACCELERIZE NEW MEDIA, INC.

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	4-16

Item 2.	Management’s Discussion and Analysis And Results of Operations	17-22

Item 4T.	Controls and Procedures	23

PART II - OTHER INFORMATION:

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

SIGNATURES		25

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2008	2007
	(Unaudited)	(1)
Current Assets:
Cash	$527,826	$951,317
Accounts receivable, net of allowance for bad debt of $4,504 and $3,037 at
September 30, 2008 and December 31, 2007, respectively	120,442	50,499
Prepaid expenses	44,350	5,487
Domain name rights	12,603	162,740
Deferred tax asset	75,523	80,026
Total current assets	780,744	1,250,069

Website development costs, net of accumulated amortization of $317,220 and
$210,411 at September 30, 2008 and December 31, 2007, respectively	167,024	226,483

Fixed assets, net of accumulated depreciation of $21,499 and $10,689 at
September 30, 2008 and December 31, 2007, respectively	22,700	21,380
Other assets	17,460	-
Goodwill	685,547	580,547
Total assets	$1,673,475	$2,078,479

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$333,759	$214,578
Payable to former member	15,012	36,315
Convertible notes payable and accrued interest, net of debt discount of $164,433	369,984	-
Deferred revenues- short-term	689,348	550,992
Deferred tax liability	75,523	80,026
Total current liabilities	1,483,626	881,911

Deferred revenue- long-term	66,601	90,307
Total liabilities	1,550,227	972,218

Stockholders' Equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding at September 30, 2008 and
December 31, 2007, respectively	728,567	728,567
Series B, 118,875 issued and outstanding at September 30, 2008 and
December 31, 2007, respectively	3,644,563	3,644,563
Common stock; $.001 par value; 100,000,000 shares authorized;
26,811,627 shares issued and outstanding at September 30, 2008, and
21,779,294 shares issued and outstanding at December 31, 2007	26,811	21,779
Additional paid-in capital	5,985,649	2,418,062
Accumulated deficit	(10,262,342)	(5,706,710)

Total stockholders’ equity	123,248	1,106,261

Total liabilities and stockholders’ equity	$1,673,475	$2,078,479

(1) Derived from audited financial statements
See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month periods ended		Nine-month periods ended
	September 30		September 30
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Debt solution revenues	$370,486	$116,432	$899,912	$381,009
Lead generation revenues	625,353	44,801	1,530,647	97,778
Advertising and other revenues	83,501	(25,843)	276,661	99,647
Total revenues:	1,079,340	135,390	2,707,220	578,434

Operating expenses:
Selling, general and administrative	3,395,302	1,279,138	6,926,448	2,775,356
Total operating expenses	3,395,302	1,279,138	6,926,448	2,775,356

Operating loss	(2,315,962)	(1,143,748)	(4,219,228)	(2,196,922)

Other income (expense):
Interest income (expense)	(17,719)	9,417	(24,600)	3,859
	(17,719)	9,417	(24,600)	3,859

Net loss	(2,333,681)	(1,134,331)	(4,243,828)	(2,193,063)

Less dividends issued for series A and B preferred stock	104,312	93,856	311,804	154,170

Net loss attributable to common stock	$(2,437,993)	$(1,228,187)	$(4,555,632)	$(2,347,233)

Basic and diluted loss per common share	$(0.09)	$(0.06)	$(0.18)	$(0.11)

Basic and diluted weighted average common
shares outstanding	26,104,179	21,200,231	24,644,121	21,068,202

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS
	Nine-month periods ended
	September 30
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,243,828)	$(2,193,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283,103	120,597
Amortization of deferred compensation	71,400	-
Fair value of warrants issued for services	644,000	-
Fair value of warrants issued	1,239,204	-
Fair value of options granted	199,261	54,018
Changes in operating assets and liabilities:
Accounts receivable	(69,943)	3,242
Prepaid expenses	(38,863)	(7,030)
Variation in deferred tax asset	4,503	-
Other assets	(17,460)
Accrued interest	4,850	10,977
Accounts payable and accrued expenses	119,181	(95,044)
Variation in deferred tax liability	(4,503)	-
Deferred revenue	114,650	115,880

Net cash used in operating activities	(1,694,445)	(1,990,423)

Cash flows used in investing activities:
Capital expenditures	(12,130)	-
Website development costs	(47,680)	(243,169)

Net cash used in investing activities	(59,810)	(243,169)

Cash flows from financing activities:
Proceeds from notes payable	530,000	400,000
Payment to former member	(21,736)	(25,696)
Payment of financing fees	-	(516,062)
Proceeds from exercise of warrants	822,500	-
Proceeds from issuance of shares of Preferred Stock B	-	3,760,625

Net cash provided by financing activities	1,330,764	3,618,867

Net increase (decrease) in cash	(423,491)	1,385,275

Cash, beginning of period	951,317	414,270

Cash, end of period	$527,826	$1,799,545

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,028	$4,500

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Beneficial conversion feature associated with convertible notes payable	$179,450	$-
Fair value of warrants issued associated with notes payable	$-	$94,030
Preferred stock dividends	311,804	60,140
Fair value of shares issued for future services	-	-
Conversion of notes payable into shares of Preferred Stock B	-	400,000
Goodwill resulting from acquisition and corresponding increase in:	105,000	580,547
Assets	-	44,105
Liabilities	-	519,652
Common stock and additional paid-in capital	105,000	105,000

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN:

Accelerize New Media, Inc., or the Company, a Delaware Corporation, incorporated on November 22, 2005, is an online based media and customer acquisition solutions provider.

The Company markets and provides internet development services and turnkey customer acquisition solutions to financial institutions and vendors marketing their goods and services to consumers.  In addition, the Company provides sales and marketing support in connection with debt settlement solutions offered by debt settlement agencies to consumers across the United States.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financials information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These financials statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2007 and notes thereto and other pertinent information contained in Form 10-K the Company has filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2008.

The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $1,694,000 during the nine-month period ending September 30, 2008. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

During December 2006, the Company entered into an Asset Purchase Agreement to acquire a substantial portion of the operating assets of The Debt Reduction Group, LLC, or DRG. Pursuant to the Asset Purchase Agreement, the Company acquired in January 2007 the accounts receivable and substantially all intangible assets of DRG in consideration of issuing 3,500,000 shares of its common stock to the managing members of DRG, as well as granting up to 500,000 warrants to certain of DRG’s employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. During October 2008, the Company determined that such DRG employees met certain performance targets and issued to them warrants to purchase 450,000 shares of common stock.

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

The total aggregate purchase price of DRG amounted to $729,652, which consisted of (i) 3,500,000 shares of common stock issued in 2007 and 2008, and valued at an aggregate of $210,000, and (i) assumption of $519,652 of liabilities. The purchase price has been allocated as follows:

Accounts receivable:	$12,036
Property and equipment:	32,069
Goodwill:	685,547
Purchase Price:	$729,652

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $100,000. During the nine-month period ending September 30, 2008, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. Two of the Company’s customers accounted for 26% and 12% of its accounts receivables at September 30, 2008.  Three of the customers accounted for 38%, 12%, and 12% of its accounts receivables at December 31, 2007.  The Company determined that there was a need for an allowance for doubtful accounts of $4,504 and $3,037 at September 30, 2008 and December 31, 2007, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following:

	September 30, 2008	December 31, 2007
Computer equipment and software	$13,594	$1,464
Phone equipment	19,155	19,155
Office furniture and equipment	11,450	11,450
	44,199	32,069
Accumulated depreciation	(21,499)	(10,689)
	$22,700	$21,380

Depreciation expense amounted to approximately $10,810 and $8,016 during the nine-month periods ending September 30, 2008 and 2007, respectively.

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

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if: 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract, or 2) the debt settlement agencies issue a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $756,000 and $641,000 at September 30, 2008 and December 31, 2007, respectively, and is recorded as deferred revenue on the balance sheet.

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

Customer Concentration

Three of the Company's customers accounted for approximately 20%, 13%, and 10% of its revenues during the nine-month period ending September 30, 2008. One of the Company’s customers accounted for 55% of the Company’s revenue during the nine-month period ending September 30, 2007.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $786,203 and $813,890 during the nine-month periods ending September 30, 2008 and 2007, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $484,000 and $437,000 as of September 30, 2008 and December 31 2007, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles, or GAAP, for non-governmental entities. The Company is currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options and warrants amounted to 18,839,661 at September 30, 2008, and have been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the nine-month periods ending September 30, 2008 and 2007:

	For the nine-month periods ending
	September 30,
	2008	2007
Numerator:
Net loss attributable to common stock	$(4,555,632)	$(2,347,235)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	24,644,121	21,068,202
Denominator for diluted earnings per share-
Weighted average shares outstanding	24,644,121	21,068,202

Basic earnings per share	$(0.18)	$(0.11)
Diluted earnings per share	$(0.18)	$(0.11)

NOTE 3: PREPAID EXPENSES

At September 30, 2008, the prepaid expenses consisted primarily of insurance expense.

NOTE 4: DOMAIN NAME RIGHTS

During 2007, the Company purchased domain name rights for $200,000 and has a useful life of one year from the date of purchase.  The Company recognized amortization expense of approximately $150,000 in connection with the domain name rights during the nine-month period ending September 30, 2008.

NOTE 5: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	September 30,	December 31,
	2008	2007
Website development costs	$484,244	$436,564
Less: accumulated amortization	(317,220)	(210,081)
Website development costs, net	$167,024	$226,483

Amortization expense of the website development costs amounted to $107,139 and $112,580 during the nine-month periods ending September 30, 2008 and 2007, respectively.

NOTE 6: CONVERTIBLE NOTES PAYABLE

During the nine-month period ending September 30, 2008, the Company issued convertible promissory notes aggregating $530,000 to certain stockholders.  The notes bear interest at 10% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of common stock. If the accrued interest is paid in shares of common stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the Over-the-Counter Bulletin Board of the trading day immediately prior to the interest payment date.  The interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the convertible promissory notes are satisfied.  The convertible promissory notes are due ranging from March 15, 2011 to March 31, 2011.  The Company may prepay the convertible promissory notes as follows: if prior to July 30, 2008, at a premium amounting to sum of 0.5% for each full month remaining between the prepayment date and the maturity date; if after July 30, 2008, without premium.  Each noteholder may convert, at his option, the outstanding principal of the convertible promissory note, after July 30, 2008 and prior to maturity at the lesser of: 1)  $0.75 or 2) the average closing price of the Company’s common stock, but in no event less than $0.50, or 3) the effective price per share of a subsequent financing of the Company occurring prior to March 2011.

In accordance with EITF Issue No.00-27, "Application of Issue No. 98-5, Accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments", the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the nine-month period ending September 30, 2008, the beneficial conversion feature amounted to approximately $179,450. This beneficial conversion feature is reflected in the accompanying consolidated financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the notes payable amounted to $19,434 during the nine-month period ending September 30, 2008.

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

On January 1, 2008, the Company issued 1,750,000 shares of common stock valued at $1,312,500, pursuant to its acquisition of DRG.

During the nine-month period ending September 30, 2008, the Company entered into a six-month contract for banking and financial services.  Pursuant to the contract, the Company issued 105,000 shares of common stock valued at $71,400.  At September 30, 2008, the Company had fully expensed the $71,400.

During the nine-month period ending September 30, 2007, the Company paid dividends on its preferred stock. The dividends amounted to 400,935 shares of the common stock, valued at $60,140.

During the nine-month period ending September 30, 2008, the Company paid dividends on its preferred stock. The dividends amounted to 827,333 shares of the common stock, valued at $311,804.

During the nine-month period ending September 30, 2008, certain stockholders exercised their warrants associated with Series B Preferred Stock at an exercise price per share of $0.35.  As a result, the Company issued 2,350,000 shares of common stock, aggregating $822,500.

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

Warrants

In connection with the acquisition of DRG in January 2007, the Company granted to certain DRG employees warrants to purchase up to 500,000 shares of common stock, which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The warrants are exercisable at a price of $0.15 per share. The warrants expire between January 2012 and March 2013. During October 2008, the Company determined that such DRG employees met certain performance targets and issued to them warrants to purchase 450,000 shares of common stock.

In connection with the issuance of notes payable, the Company issued warrants to purchase 265,000 shares of common stock exercisable at a price of $0.75 per share at September 30, 2008. The warrants expire in March 2013.

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

During September 2008, in consideration for services, the Company issued to a marketing firm warrants to purchase 5,000,000 shares of common stock exercisable at a price of $0.55 per share.  2,500,000 warrants were vested at September 30, 2008.  The remaining warrants will vest at a rate of 4.17% every three months there after. The warrants expire in September 2013.

The fair value of the warrants issued in consideration for services amounted to $644,000.  The fair value is based on the following assumptions, using Black Scholes Model: term:3 years; exercise price: $0.55; risk-free interest rate: 2.45%; expected volatility: 68.54%; market value: $0.55.

The expected volatility of the warrants issued in consideration for services was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants was recorded as a selling, general, and administrative expense and as an increase to additional paid-in capital.

In connection with the exercise of warrants associated with Series B Preferred Stock, the Company issued warrants to purchase 2,350,000 share of common stock to the exercising stockholders. The new warrants have the same terms and conditions as the warrants exercised by the stockholders, except that they contain a cashless exercise and a forced conversion feature.

The fair value of the warrants issued in connection with the exercise of warrants associated with Series B Preferred Stock amounted to $1,239,204.  The fair value is based on the following assumptions, using Black Scholes Model: term: 7 years; exercise price: $0.35; risk-free interest rate: 3.40% to 3.73%; expected volatility: 68.54% market value: $0.60 to $0.75.

The expected volatility of the warrants issued in association with Series B Preferred Stock was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants was recorded as an expense and as an increase to additional paid-in capital.

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

During the nine-month period ending September 30, 2008, the Company granted 153,500 options to certain of its employees.

At September 30, 2008, options to purchase 7,161,000 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price per share of $0.16 per share. The options outstanding vest over periods ranging from two to three years.

During the nine-month periods ending September 30, 2008 and 2007, the Company recorded a share-based payment expense amounting to approximately $199,000 and $54,000, respectively, in connection with all options granted at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the nine-month period ending September 30, 2008 is based on the Black Scholes Model using the following assumptions:

Exercise price:	$0.68 to 0.72
Market price at date of grant:	$0.68 to 0.72
Expected volatility:	69%
Expected dividend rate:	0%
Risk-free interest rate:	2.55 to 3.41%

The expected volatility is based on the historical volatility of publicly-traded companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the nine-month period ending September 30, 2008 amounted to $0.41.

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $96,000 and $126,000 at September 30, 2008 and 2007, respectively and the Company expects that it will be recognized over the following weighted-average period of 45 months.

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

Overview

We offer comprehensive online media solutions for our clients, including financial institutions and other sophisticated vendors of high-quality consumer goods and services, to reach their target audiences on the Internet.  As of September 30, 2008, we owned and operated an extensive portfolio of over 6,000 domain names (commonly referred to as URLs), and we use this substantial body of online domain properties to build consumer-based portals, microsites, and landing pages which are attractive and useful to our users because of the unique free information items offered therein.  To our advertiser customers, we provide advertising exposure to qualified and interested parties, along with lead generation and customer acquisition solutions, via our network of financial, news, and business networking portals, and through RSS feeds, blogs, targeted e-mail campaigns, banners, search engine optimization, and co-registration opportunities. In addition, we provide sales and marketing support in connection with debt settlement solutions offered by debt settlement agencies to consumers across the United States.

We were incorporated in Delaware on November 22, 2005, and commenced operations on that date.  In January 2006 we commenced our interactive marketing initiatives and recognized our initial revenues.

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

Recent Developments

On May 5, 2008, we filed a registration statement on Form S-1 registering for sale by the holders of our 8% Series B Convertible Preferred Stock an aggregate of 19,641,173 shares of common stock, comprised of 11,887,500 shares of common stock underlying our 8% Series B Convertible Preferred Stock, and issueable upon conversion, 2,254,298 shares of common stock to be received by holders of the 8% Series B Convertible Preferred Stock as pay-in-kind, or PIK, dividends, and up to 5,499,375 shares of common stock underlying Warrants. On August 5, 2008, we filed an application for withdrawal of the registration statement. The application for withdrawal was filed because, following discussions that we had with the SEC staff, we concluded that in order to have the registration statement declared effective we would need to make several significant changes that would be too costly and would not serve the best interests of our shareholders. The application for withdrawal is deemed granted on the date that it was filed with the SEC.

During July and August 2008, twenty four of our stockholders exercised their warrants associated with their Series B Preferred Stock at an exercise price of $0.35 per share, aggregating $822,500. In connection with the exercise of these warrants the company issued to the exercising stockholders a total of 2,350,000 shares of common stock, as well as warrants to purchase an additional 2,350,000 shares of common stock. The new warrants have the same terms and conditions as the warrants exercised by the stockholders, except that they contain cashless exercise and forced conversion features.

During the nine-month period ended September 30, 2008, we issued convertible promissory notes aggregating $530,000 to seven different stockholders.  The notes bear interest at a rate of 10% per annum and mature in March 2011. Interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the notes are satisfied. Principal and interest are payable either in cash or shares of common stock of the Company, at the noteholder’s option.  At maturity, the principal is payable in cash or shares of common stock of the Company. If the principal is paid in shares, the number of shares is determined by dividing the principal amount outstanding on the maturity date by the average closing price of our common stock on the OTC.BB during the last five trading days prior to the maturity date. If interest is paid in shares, the number of shares of common stock to be issued to the noteholder as payment of interest shall be determined by dividing the interest dollar amount due on the respective interest payment date by the closing price of our common stock on the last trading day before the respective interest payment date, and rounding it to the nearest whole number. The notes are convertible at anytime after July 30, 2008 but prior to the maturity date, to shares of our common stock, at the noteholder’s option.  The notes are convertible at the lower of the following rate:

•	$0.75 per share;
•	the average of the closing price, as quoted on the OTC.BB, for the last five trading days prior to conversion, but in no event less than $0.50 per share; or
•
at the fair value of any common stock shares issued by the Company prior to the maturity date in connection with a new transaction, except for shares issued pursuant to the Company’s stock option plan,

The Company may prepay the notes at any time. If the prepayment is prior to July 30, 2008, it will carry a premium equal to the sum of 0.5% for each full month remaining between the prepayment date and the maturity date multiplied by the principal amount then payable. In such case, principal and accrued interest are payable solely in cash. The Company may prepay the notes at any time on or after July 30, 2008 but prior to the maturity date without any premium or penalty. In such case, the noteholder has the option to have the principal and accrued interest paid in cash or shares of common stock of the Company. If the notes are paid in shares, the notes are convertible using the same rate as described above.

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

On October 14, 2008, in accordance with Section 3.1 of the Asset Purchase Agreement between us and DRG, which was closed on January 1, 2007, we issued to each of Damon Stein and Dan Goldberg warrants to purchase an aggregate of 225,000 shares of common stock, exercisable at a price of $0.15 per share, which issuance was contingent upon meeting certain milestones.

On January 2, 2008, in accordance with the Asset Purchase Agreement between us and DRG, we issued to each of Damon Stein and Dan Goldberg an aggregate of 875,000 shares of common stock (and together with shares issued on January 1, 2007, we issued to messers Stein and Goldberg a total of 3,500,000 shares.)

On September 30, 2008, in consideration for services, we issued to MarketingExperiments, LLC warrants to purchase up to 5,000,000 shares of our common stock, exercisable at $0.55 per share. Of the 5,000,000 warrant shares, 2,500,000 shares were vested on the issue date, and the other 2,500,000 warrant shares will vest in 12 equal increments of 208,333.33 shares each, at the end of every 3-month period after the issue date, with the last vesting increment taking place on the 3rd anniversary after the issue date. The warrants expire in September 2013.

Results of Operations, September 30, 2008 and 2007

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/	Nine-month periods ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)	September 30,		(Decrease)	(Decrease)
	2008	2007	in $ 2007	in % 2007	2008	2007	in $ 2007	in % 2007
			vs 2006	vs 2006			vs 2006	vs 2006
Revenue:
Debt solution revenues	$370,486	$116,432	$254,054	218.2%	$899,912	$381,009	$518,903	136.2%
Lead generation revenues	625,353	44,801	580,552	1295.8%	1,530,647	97,778	1,432,869	1465.4%
Advertising and other revenues	83,501	(25,843)	109,344	-423.1%	276,661	99,647	177,014	177.6%
Total revenues:	1,079,340	135,390	943,950	697.2%	2,707,220	578,434	2,128,786	368.0%

Operating expenses:
Selling, general and administrative	3,395,302	1,279,138	2,116,164	165.4%	6,926,448	2,775,356	4,151,092	149.6%
Total operating expenses	3,395,302	1,279,138	2,116,164	165.4%	6,926,448	2,775,356	4,151,092	149.6%

Operating loss	(2,315,962)	(1,143,748)	(1,172,214)	102.5%	(4,219,228)	(2,196,922)	(2,022,306)	92.1%

Other income (expense):
Interest income (expense)	(17,719)	9,417	(27,136)	-288.2%	(24,600)	3,859	(28,459)	-737.5%
	(17,719)	9,417	(27,136)	-288.2%	(24,600)	3,859	(28,459)	-737.5%

Net loss	(2,333,681)	(1,134,331)	(1,199,350)	105.7%	(4,243,828)	(2,193,063)	(2,050,765)	93.5%

Less dividends issued for series A and B preferred stock	104,312	93,856	$10,456	11.1%	311,804	154,170	$157,634	102.2%

Net loss attributable to common stock	$(2,437,993)	$(1,228,187)	$(1,209,806)	98.5%	$(4,555,632)	$(2,347,233)	$(2,208,399)	94.1%
NM: Not Meaningful

Revenues

Revenues primarily consist of fees generated from lead generations, sales and marketing of debt settlement referrals, and, to a lesser extent, from advertising and other revenues generated from our portfolio of web sites.

Our increase in lead generation revenues during the three and nine-month periods ended September 30, 2008, when compared to the same periods in the prior year is due primarily to an increase in the number of leads we sold to our marketing partners from our portfolio of web sites.

Our increase in debt settlement referrals revenues during the three and nine-month periods ended September 30, 2008, when compared to the same periods in the prior year is primarily due to the increased number of consumers who use the services offered by the debt settlement agencies.

Our increase in advertising and other services revenues during the three and nine-month periods ended September 30, 2008 when compared to the prior year periods is due to the increased number of customers using our advertising and other services.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The increase in selling, general and administrative expenses during the three-month period ended September 30, 2008 when compared with the prior year’s three-month period is primarily due to the following:

•
an increase in lead acquisition costs and  search management expenses of approximately $500,000, this increase is primarily due to a concentrated effort by management to increase lead generation revenues;

•	an increase in advertising expenses of approximately $263,00, this increase is primarily due to a concentrated effort by management to increase revenues; and
•	an increase in warrant expense of approximately $1,239,000 for the valuation of the cashless warrants issued to Series B Preferred Stock holders.

The increase in selling, general and administrative expenses during the nine-month period ended September 30, 2008 when compared with the prior year’s nine-month period is primarily due to the following:

•	an increase in lead acquisition costs of approximately $1,164,000;
•	an increase in search management costs of approximately $539,000;
•	an increase in cash compensation to new and existing employees of approximately $653,000 primarily to expand the marketing of our products and services; and
•	an increase in warrant expense of approximately $1,239,000 for the valuation of the cashless warrants issued to Series B Preferred Stock holders.

Interest

Interest expense consists of interest charges associated with notes payable issued in 2008.  The increase in interest expense during the three and nine-month periods ended September 30, 2008 is primarily due to the increase in the accrued interest associated with the notes payable.

Liquidity and Capital Resources

At September 30, 2008, our cash amounted to approximately $528,000 and our working deficit amounted to approximately $703,000.

During the nine-month period ended September 30, 2008, we used cash in our operating activities amounting to approximately $1,695,000. Our cash used in operating activities was comprised of our net loss of approximately $4,244,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $199,000;
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $283,000;
•	Amortization of deferred compensation of approximately $71,000;
•	Fair value warrants issued of approximately $1,239,000; and
•	Fair value of warrants issued for services of $644,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $70,000, resulting from increased lead generation revenues;
•	Increase in accounts payable and accrued expenses of approximately $119,000, resulting from increased marketing programs expenditures associated with increased acquisition of leads; and
•	Increase in deferred revenue of approximately $115,000, resulting from increased number of consumers successfully referred to debt settlement agencies.

During the nine-month period ended September 30, 2008, we incurred website development costs of approximately $48,000 in connection with development and enhancement of our websites and capital expenditures of approximately $12,000.

During the nine-month period ended September 30, 2008, we generated cash from financing activities of approximately $1,331,000, which primarily consisted of the proceeds from notes payable of $530,000 and proceeds from the exercise of warrants of approximately $822,000, offset by the payment to former member of approximately $21,700.

During the nine-month period ended September 30, 2007, we used cash in our operating activities amounting to approximately $1,990,000. Our cash used in operating activities was comprised of our net loss of approximately $2,193,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $54,000; and
•	Amortization of capitalized web development and depreciation of fixed assets of approximately $121,000.
Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Decrease in accounts payable and accrued expenses from the date of acquisition of DRG, of approximately $95,000; and
•	Increase in deferred revenue of approximately $116,000, resulting from increased number of consumers successfully referred to debt settlement agencies.

During the nine-month period ended September 30, 2007, we incurred website development costs of approximately $243,000 in connection with development of existing and future websites.

During the nine-month period ended September 30, 2007, we generated cash from financing activities of approximately $3,619,000, which primarily consisted of the proceeds from notes payable of $400,000 and the proceeds from issuance of shares of Series B Preferred Stock of approximately $3,761,000, offset by the payment of financing fees of approximately $516,000 related to the issuance of shares of Series B Preferred Stock and payment to former member of approximately $26,000.

Capital Raising Transactions

On May 5, 2008 we filed a registration statement on Form S-1 registering for sale by the holders of our 8% Series B Convertible Preferred Stock an aggregate of 19,641,173 shares of common stock, comprised of 11,887,500 shares of common stock underlying our 8% Series B Convertible Preferred Stock, and issueable upon conversion, 2,254,298 shares of common stock to be received by holders of the 8% Series B Convertible Preferred Stock as pay-in-kind, or PIK, dividends, and up to 5,499,375 shares of common stock underlying Warrants. On August 5, 2008, we filed an application for withdrawal of the registration statement. The application for withdrawal was filed because, following discussions that we had with the SEC staff, we concluded that in order to have the registration statement declared effective we would need to make several significant changes that would be too costly and would not serve the best interests of our shareholders. The application for withdrawal is deemed granted on the date that it was filed with the SEC.

During July and August, 2008, twenty four of our stockholders exercised their warrants associated with their Series B Preferred Stock at an exercise price of $0.35 per share, aggregating $822,500. In connection with the exercise of these warrants the company issued to the exercising stockholders a total of 2,350,000 shares of common stock, as well as warrants to purchase an additional 2,350,000 shares of common stock. The new warrants have the same terms and conditions as the warrants exercised by the stockholders, except that they contain cashless exercise and forced conversion features.

During the nine-month period ended September 30, 2008, we issued convertible promissory notes aggregating $530,000 to seven different stockholders.  The notes bear interest at a rate of 10% per annum and mature in March 2011. Interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the notes are satisfied. Principal and interest are payable either in cash or shares of our common stock, at the noteholder’s option.  At maturity, the principal is payable in cash or shares of our common stock. If the principal is paid in shares, the number of shares is determined by dividing the principal amount outstanding on the maturity date by the average closing price of our common stock on the OTC.BB during the last five trading days prior to the maturity date. The notes are convertible at anytime after July 30, 2008 but prior to the maturity date, to shares of our common stock, at the noteholder’s option.  The notes are convertible at the lower of the following rate:

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

The interest and amortization expense associated with the notes payable amounted to $19,434 during the nine-month period ended September 30, 2008.

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

PART II - OTHER INFORMATION

Item 1A.   Risk Factors

We face risks related to the current credit crisis.

Current uncertainty in the global economic conditions resulting from the recent disruption in credit markets poses a risk to the overall economy and have adversely affected the online advertising market and debt settlement referral business, which are now highly competitive. These economic conditions could impact consumer and customer demand for our products, as well as our ability to borrow money to finance our operations, to maintain our key employees, and to manage normal commercial relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business and results of operations could be negatively impacted.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On October 14, 2008, in accordance with Section 3.1 of the Asset Purchase Agreement between us and DRG, which was closed on January 1, 2007, we issued to each of Damon Stein and Dan Goldberg warrants to purchase an aggregate of 225,000 shares of common stock, exercisable at a price of $0.15 per share, which issuance was contingent upon meeting certain milestones.

On September 30, 2008, in consideration for services, we issued to MarketingExperiments, LLC warrants to purchase up to 5,000,000 shares of our common stock, exercisable at $0.55 per share. Of the 5,000,000 warrant shares, 2,500,000 shares were vested on the issue date, and the other 2,500,000 warrant shares will vest in 12 equal increments of 208,333.33 shares each, at the end of every 3-month period after the issue date, with the last vesting increment taking place on the 3rd anniversary after the issue date. The warrants expire in September 2013.

During July and August, 2008, twenty four of our stockholders exercised their warrants associated with their Series B Preferred Stock at an exercise price of $0.35 per share, aggregating $822,500. In connection with the exercise of these warrants the company issued to the exercising stockholders a total of 2,350,000 shares of common stock, as well as warrants to purchase an additional 2,350,000 shares of common stock. The new warrants have the same terms and conditions as the warrants exercised by the stockholders, except that they contain cashless exercise and forced conversion features.

On June 1, 2008 and September 1, 2008, we were scheduled to pay dividends on our Series B Preferred Stock in accordance with the terms of the Series B Preferred Stock. However, we discovered that due to a calculation mistake with respect to dividends paid on March 1, 2008, we overpaid the Series B Preferred Stockholders. Instead of issuing a total of 117,904 shares on March 1, 2008, we issued 237,336 shares. Accordingly, no additional dividends were paid on June 1, 2008, and instead we applied the excess shares issued on March 1, 2008 to the dividend scheduled to be paid on June 1, 2008. On September 1, 2008 we paid to the holders of our Series B Preferred Stock 190,674 dividend shares valued at $83,896, less the overage of 7,537 dividend shares which were overpaid on March 1, 2008, totaling 183,147 dividend shares

On September 1, 2008 we issued to our Series A Preferred Stock holders 136,110 shares of our common stock as dividends, valued at $20,416.

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

Item 6.    Exhibits

10.1	Common Stock Purchase Warrant issued to MarketingExperiments, LLC.*
10.2	Common Stock Purchase Warrant issued to Damon Stein.
10.3	Common Stock Purchase Warrant issued to Dan Goldberg.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.

* Attached as Exhibit 4.1 to our Current Report on Form 8-K, which was filed with the SEC on September 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: November 14, 2008	By:	/s/ Brian Ross
Brian Ross Chief Executive Officer