Form 10-K
period 2008-12-31
ACCELERIZE NEW MEDIA INC
filed 2009-03-31
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

Commission File Number 000-52635

ACCELERIZE NEW MEDIA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3858769
(State of Incorporation)	(IRS Employer Identification No.)

12121 Wilshire Blvd. , Suite 322, Los Angeles, CA 90025
(Address of Principal Executive Offices) (Zip Code)

 Registrant's telephone Number, Including Area Code: (310) 903 4001

Securities registered pursuant to Section 12(b) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2008 was $9,481,778. For purposes of this calculation, an aggregate of 11,500,000 shares of common stock were held by the directors and officers of the registrant on June 30, 2008 and have been included in the number of shares of common stock held by affiliates.

The number of the registrant’s shares of common stock outstanding as of March 31, 2009: 27,286,683.

 In this Annual Report on Form 10-K, the terms the “Company,” “Accelerize”, “we”, “us” or “our” refers to Accelerize New Media, Inc., unless the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. FOR EXAMPLE, WHEN WE DISCUSS THE INTERNET MARKET TRENDS, AND SPECIFICALLY, THE GROWTH IN ON-LINE ADVERTISING, LEAD GENERATION AND PERFORMANCE BASED MARKETING, AND OUR EXPECTATIONS BASED ON SUCH TRENDS, WE ARE USING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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

PART I

Item 1.  Business

Overview

We offer a comprehensive online media solution for clients to reach their target audience on the Internet. We provide lead generation and performance based customer acquisition solutions via our network of financial, news, and business networking portals, blogs, targeted e-mail, banners, search engine optimization, and co-registration opportunities. We primarily make money from the following two lines of business: (1) Online advertising - Our financial content network is available over the Internet, and our revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services, and (2) Lead generation/Performance based marketing - Utilizing our internally designed and developed lead generation platform, we deliver buyers to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and essentially crafting high-quality new-business leads for such vendors, and in return we receive fees. Our current lead generation focus surrounds, but is not limited to, the industry of debt settlement, credit repair/reports, and tax settlements. As of the end of 2008 we closed our debt settlement referrals unit, however, we still receive fees for sales and marketing support we provided in connection with debt settlement solutions prior to closing this unit. We expect that these payments will gradually decrease during 2009.

We own and operate an extensive portfolio of more than 6,000 domain names (commonly referred to as URLs). Our URL portfolio is currently used to build consumer-based financial portals, microsites, blogs, and landing pages used for lead generation initiatives.  This media strategy drives new membership, which results in recurring user traffic to our websites and allows us to generate highly relevant responses and leads for our online advertising and lead generation customers.

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

In January 2007, we acquired substantially all of the assets and assumed some, but not all, of the liabilities of the Debt Reduction Group, or TDRG, an Internet marketing business focused at identifying debt and mortgage leads from forms hosted on TDRG’s network of websites, and selling such leads to third parties or processing the leads within TDRG in connection with TDRG’s debt settlement referral business.

In December 2006, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission, or the SEC, which registration statement became effective on May 9, 2007. At the same time we became a reporting company under the Securities Exchange Act of 1934. On January 9, 2008, our Common Stock commenced trading on the Over-The-Counter Bulletin Board, or the OTC.BB, under the symbol ACLZ.OB.

How we market our services

We market our financial portal and domain name strategy through:

●
organic search listings, which are results based on factors such as keyword relevancy within a web page. These are the listings generally found on the left hand side in search engines, and are not influenced by direct financial payments, only by effective search engine optimization;

●
paid search marketing, which consists of placing ads for products or services on search engines and on content sites across the Internet. These ads are typically small snippets of text linked to merchandise pages. Payment is made when users click through to the site from the ad;

●
our blogs and microsites, which complement our financial portals, deliver up-to-date news and analysis, which then refer the user to our portals for more detailed information. Using blogs allows us to benefit from the real-time nature of blog search listings, so that current information in our blogs can appear in a wide variety of sites and blog aggregation search engines, often within minutes of the initial posting; and

●
our financial portals, which generate sales leads and targeted traffic for advertisers. We market our services within our portfolio of websites via banner ad inventory, targeted newsletters, and filing alerts.

We market our Lead Generation/Performance Based Marketing Services through:

●	marketing methods, which include organic search engine optimization, paid search engine marketing, e-mail marketing, media buys, and display advertising; and

●	marketing affiliates and publishers, who drive qualified traffic from one website to another.

How we support our services

Web development, server and database development/maintenance, financial data process, and lead generation development/maintenance are carried out in-house and via a number of partners. In order to remain competitive, we renegotiated or eliminated certain vendor partnerships during 2008 and the first quarter of 2009.

On March 16, 2009, we entered into a services agreement with Edgar Online Inc. to provide financial data and content to our www.secfilings.com financial portal. This strategic partnership has resulted in significant cost savings as it reduced our dependence on in-house technical resources, hosting services, and data service providers.

Partners who support our services:

●
Edgar Online, Inc. provides financial content and engages in the creation and distribution of fundamental financial data and public filings for equities, mutual funds, and other publicly traded assets principally in the United States. It produces data that assists in the analysis of the financial, business, and ownership conditions of an investment. The company delivers its information products via the Internet in the form of end-user subscriptions and data feeds; and

●
Maximum ASP hosts our servers and provides comprehensive network protection, automated server patching, and advanced server monitoring, with a strong focus on hosting solutions that combine advanced monitoring and management tools.

Advertising Partners

●
Zacks Investment Research Inc. markets segments of our ad inventory. Zacks is a Chicago based firm with 25 years of experience in providing institutional and individual investors with the analytical tools and financial information necessary to the success of their investment process;

●
Opt-Intelligence Inc., in partnership with Zacks, assists us with real-time consumer opt-in advertising (commonly called Co-registration). Opt-Intelligence clients include TheStreet.com, Match.com and StarMagazine.com. Their advertiser list includes Circuit City, eBay, Wal-Mart, The Home Depot, NASCAR, Nokia and Procter & Gamble. Co-registration is the practice of one organization, on its own subscription and membership registration forms, offering subscriptions, memberships, or leads to another organization; and

●	Lake Group Media, whose services include list brokerage, list management and interactive programs.

In order to remain competitive and reduce our costs, during 2008 and the first quarter of 2009 we terminated our relationships with the following providers:

●	Try Catch Consulting Inc., which supported our portals and web-based solutions, our financial/customer/alert data and our technical infrastructure;

●	Verio Inc., which hosted our servers;

●	Hemscott Inc., which provided us with detailed numerical, statistical and general business information; and

●	Global Securities Information, Inc., which provided us with SEC filing services.

Web Properties

We own and operate an extensive portfolio of more than 6,000 domain names (commonly referred to as URLs). Our URL portfolio is currently used to build consumer-based financial portals, microsites, blogs, and landing pages used for lead generation initiatives.  This media strategy drives new membership, which results in recurring user traffic to our websites and allows us to generate highly relevant responses and leads for our online advertising and lead generation customers.

Our financial data portals include:

•
www.secfilings.com, a financial business networking portal delivering free, accurate SEC data and user-generated content. Users can retrieve historical filings, subscribe to free email alerts and RSS feeds, and can track SEC filings by company, industry or person;

•
www.executivedisclosure.com, a financial and business networking blog offering news and information about salaries, bonuses, option grants, and stock award data provided by all publicly-held companies;

•
www.investerms.com, which provides investors with real-time news and education, syndicated across a wide network of distribution partners. Content is aimed to help readers fully understand the news by presenting it in an easy-to-understand manner;

•
www.otcroadshow.com, which generates investor awareness for public and private companies. Our team creates company reports, marketing materials and supplementary materials that are then put in front of a targeted audience to garner company awareness, business leads, and real time feedback on products/services; and

•
www.takingthestreet.com, a financial blog containing investment opinions that are syndicated across a wide network of distribution partners. Our focus is on helping readers to identify new investment opportunities through in-depth analysis.

Our lead generation and performance based marketing include:

•
Combining management’s direct marketing practices and industry experience we have developed a technology platform to generate, validate, and deliver lead generation programs. Utilizing this  platform  we are able to deliver buyers to sellers, in return for the lead fees we receive as our compensation;

•	We also promote our Lead Generation offers through our website: http://www.accelerizenewmedia.com/offers/index.aspx

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

Discontinued Products

During 2008 we decided to cease the provision of our debt settlement referral solutions effective January 1, 2009. We expect to continue to receive commissions for debt settlement solutions provided to past clients, on a diminishing scale during the foreseeable future, but will not be adding additional clients or have any further financial obligations with respect to our Debt Settlement Referral Division.

Industry/Market Trends

We believe that our business depends upon the continuing consumer and business use of the Internet as a primary tool to facilitate research, communications, and transactions, especially in the following segments:

●	Online Advertising; and

●	Lead Generation/Performance Based Marketing.

Online Advertising

The growth of online advertising dramatically slowed in 2008 with the start of the economic recession. After several years of healthy growth, U.S. spending for online advertising dropped from 25% growth in 2007 to only 12% growth in 2008.

Analysts forecast that Internet advertising spending will rise by only 10% in 2009. eMarketer estimates that total U.S. online spending for 2008 was $23.6 billion and this year will reach $25.7 billion. IDC's latest Internet Advertising Quarterly report also suggests that the growth has faltered. In the third quarter of 2008, the report says that total U.S. advertising spending increased by 9.4% to $6.67 billion from $6.09 billion in the third quarter of 2007.

Lead Generation and Performance Based Marketing

According to a January 2009 report by JP Morgan, over the last five years, performance-based advertising has gained market share over the Click-Per-Mille, or CPM, based model. This trend is more clearly seen in the U.K., where the online advertising market is considered more mature than in the U.S. (about 15% of total advertising budgets in the U.K. are spent online, compared with only 8% in the U.S.).

According to JP Morgan, in the U.K. market, roughly 85% of total online advertising budgets are spent on the performance-based model. They believe that this trend will not only continue but also accelerate in this recessionary environment, because advertisers place higher value on clear return-on-investment, or ROI models. As such, they believe the shift to performance-based models is only going to accelerate in 2009, while the display advertising market will become very competitive faced with declining CPMs.

Given the challenges facing advertisers, we believe that revenue from on-line social networks will need to come from sources other than display advertising. There are several alternatives, among them, more performance-based advertising models, such as Cost-Per-Action, or CPA advertising and lead generation, not all of which can apply to our business.

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

Competition

 Our primary competitors include:

Edgar Online, Inc., which engages in the creation and distribution of fundamental financial data and public filings for equities, mutual funds, and other publicly traded assets principally in the United States. It produces data that assists in the analysis of the financial, business, and ownership conditions of an investment. The company delivers its information products via the Internet in the form of end-user subscriptions and data feeds. Edgar Online, Inc., is also one of our business partners providing us with SEC filings and other data.

TheStreet.com, Inc., which together with its wholly-owned subsidiaries, operates as a financial media company. Its flagship site, TheStreet.com, provides financial commentary, analysis, and news with financial coverage to individual investors. TheStreet.com also offers investigative journalism, commentary on market trends, specific stock and mutual fund analysis, and personal finance and lifestyle sections.

ValueClick, Inc., which provides online advertising campaigns and programs for advertisers and advertising agency customers in the United States and internationally. It operates in four segments: Media, Affiliate Marketing, Comparison Shopping, and Technology. ValueClick Inc. customers include advertisers, advertising agencies, and traffic distribution partners.

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

The principal competitive factors relating to attracting and retaining users include the quality and relevance of our search results, and the usefulness, accessibility, integration and personalization of the online services that we offer.  In the case of attracting advertisers, the principal competitive factors are reach, effectiveness and efficiency of our marketing services.

Our competitors have significantly greater capital, technology, resources, and brand recognition than we do.   However, we believe that based upon past performance and our unique blend of web assets we will remain highly competitive in our industry.

Government Regulation

Although there are currently relatively few laws and regulations directly applicable to the Internet, it is possible that new laws and regulations will be adopted in the United States and elsewhere. The adoption of restrictive laws or regulations could slow or otherwise affect Internet growth. The adoption of laws or regulations restricting or limiting debt settlement could affect our lead generation business. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, taxation, defamation and personal injury), will not expose us to significant liabilities, slow Internet growth or otherwise hurt us financially.

Employees

As of December 31, 2008, we had 11 full-time employees, and 4 consultants, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

Item 1A. Risk Factors

If we are unable to obtain financing necessary to support our operations, we may be unable to continue as a going concern.

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity and debt. We will need to raise additional working capital to fund our ongoing operations and growth. The amount of our future capital requirements depends primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our Company. Our audited financial statements included in this annual report for the period ended December 31, 2008 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

We have a limited operating history and, therefore, predicting our future performance is difficult.

We were incorporated and have began operations in November 2005. Our limited operating history makes it difficult to evaluate our business and prospects. We have encountered, and expect to continue to encounter, many of the difficulties and uncertainties often faced by early stage companies. You should consider our business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early stage companies, including limited capital, delays in product development, marketing and sales obstacles and delays, inability to gain customer acceptance of our products and services, inability to attract and retain high-quality and talented executives and other personnel and significant competition. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer and/or we may be unable to stay in business.

We have a history of losses, and we expect to continue to operate at a loss and to have negative cash flow from operations for the foreseeable future.

We have a history of continuing losses and negative cash flow from operations. At December 31, 2007 and December 31, 2008, we had cumulative net losses of approximately $3.3 million and $5.4 million, respectively. Our operations have been financed primarily through proceeds from the issuance of equity and borrowings under promissory notes. On December 31, 2007 and December 31, 2008, we had approximately $951,000 and $253,000 in cash, respectively. We expect that our expenses will increase substantially as we continue to develop and market our products and services. As a result, we expect to continue to incur losses for the foreseeable future.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline.

While we are hopeful of becoming profitable by the end of 2009, we hoped to be profitable in 2008, and there is no assurance that this objective can be attained. Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

Our quarterly financial results will fluctuate, making it difficult to forecast our results of operation.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

●	Variability in demand and usage for our products and services;

●	Market acceptance of new and existing services offered by us, our competitors and potential competitors;

●	Governmental regulations affecting the use of the Internet, including regulations concerning intellectual property rights and security features; and

●	The recent downturn in the economy which led to a large increase in home foreclosures, business failures, unemployment and substantial growth in consumer debt.

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

Current uncertainty in the global economic conditions resulting from the recent disruption in credit markets poses a risk to the overall economy and has adversely affected the online advertising market, which is now highly competitive. These economic conditions could impact consumer and customer demand for our products, as well as our ability to borrow money to finance our operations, to maintain our key employees, and to manage normal commercial relationships with our customers, suppliers and creditors. For example, customers are likely to spend less on on-line advertising and other services, and may extend the payment periods for our lead generation services. If the current situation continues to deteriorate, our business and results of operations will continue to be negatively impacted.

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

Our servers are currently hosted with Maximum ASP, Inc. in Louisville, Kentucky. Maximum ASP, Inc. handles the failover process we have put in place. We intend to notify them immediately of any outage and upon such notice they are assigned to immediately implement our failover strategy. We may not have adequate business interruption insurance to compensate us for losses that may occur from a system outage. Despite our efforts, our network infrastructure and systems could be subject to service interruptions or damage and any resulting interruption of services could harm our business, operating results and reputation.

Our future performance and success depend on our ability to retain our key personnel.

Our future performance and success is heavily dependent upon the continued active participation of our current senior management team, including, our President and Chief Executive Officer, Brian Ross, our General Counsel, Damon Stein and our Head of Lead Generation, Jeff McCollum. The loss of any of their services could have a material adverse effect on our business development and our ability to execute our growth strategy, resulting in loss of sales and a slower rate of growth. We do not maintain any "key person" life insurance for any of our employees.

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

Dilutive securities may adversely impact our stock price.

As of March 31, 2009, the following securities issuable, convertible or exercisable into shares of our Common Stock were outstanding:

●	5,400,000 shares of Common Stock issuable upon the possible conversion of outstanding 10% Series A Convertible Preferred Stock;

●	11,887,500 shares of Common Stock issuable upon the possible conversion of outstanding 8% Series B Convertible Preferred Stock;

●	1,224,470 shares of Common Stock issuable in payment of PIK dividends by our 10% Series A Convertible Preferred Stock holders, or the Series A PIK Dividends;

●	1,005,386 shares of Common Stock issuable in payment of PIK dividends by our 8% Series B Convertible Preferred Stock holders, or the Series B PIK Dividends;

●	Warrants to purchase up to a total of 1,800,000 shares of our Common Stock at a price of $0.15 per share, or the Series A Warrants;

●	Warrants to purchase up to a total of 3,199,375 shares of our Common Stock at a price of $0.35 per share, or the Series B Warrants;

●
Warrants to purchase up to a total of 2,350,000 shares of our Common Stock at a price of $0.35 per share with a cashless exercise feature, issued to holders of Series B Preferred Stock, who exercised their Series B Warrants;

●	Convertible Promissory Notes in a total principal amount of $530,000, which may be converted at the note holders' option at conversion prices ranging between $0.35 - $0.75 per share;

●	Convertible Promissory Notes in a total principal amount of $617,000, which may be converted at the note holders' option at conversion prices ranging between $0.35 - $0.55 per share;

●	Warrants to purchase up to a total of 573,500 shares of our Common Stock at prices ranging between $0.55 - $0.75 per share, issued in connection with convertible promissory notes;

●	Warrants to purchase up to a total of 2,808,333 shares of our Common Stock at prices ranging between $0.50 - $0.55 per share, issued to various service providers; and

●	up to 10,000,000 shares of Common Stock issuable under our stock option plan.

These securities represent as of March 31, 2009, approximately 62% of our Common Stock on a fully diluted, as converted basis. The exercise of these options or warrants and the conversion of the preferred stock, both of which have fixed prices, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

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

Further, products that we acquire from third parties often require significant expenditures of time and resources to upgrade and integrate with our existing product suite. If we fail to integrate acquired applications into our product offering in a timely manner, we may be unable to fully realize the expected benefits of the acquisition. We may not be able to successfully integrate any business, technologies or personnel that we have acquired or that we might acquire in the future, and this could harm our financial condition and operating results. For example, in January 2007, we acquired substantially all of the assets of TDRG, which provided debt-referral solutions and as of the end of 2008 we have discontinued this line of business.

Our internal control over financial reporting was not considered effective as of December 31, 2008 and may continue to be ineffective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's report as of the end of 2008 identified several material weaknesses and concluded that we did not have effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements. Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

In addition, our internal control over financial reporting has not yet been audited by our independent registered public accounting firm. In the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or an adverse audit opinion on those financial statements which could also adversely affect the market price of our Common Stock and our ability to secure additional financing as needed.

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

We do not know with certainty how existing laws governing issues such as property ownership, debt-settlement, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of multimedia and other proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies. Depending on how these laws developed and are interpreted by the judicial system, they could have the effect of:

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

As of March 31, 2009 we had 27,286,683 shares of Common Stock issued and outstanding, of which  26,811,627 shares were freely tradable under Rule 144 under the Securities Act, or registered for re-sale. The possibility that substantial amounts of outstanding Common Stock may be sold in the public market may adversely affect prevailing market prices for our Common Stock.  This could negatively affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

Item 1.B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease real property in Los Angeles, CA, Huntington Beach, CA and Whitefish, MT.  Most of our activity is carried out from our Los Angeles office, which is on a three year lease that commenced on July 1, 2007 and expires on June 30, 2010.  Our Huntington Beach office is home to our lead generation division, and it is on a month-to-month sublease that commenced on February 1, 2009.  A portion of our sales and marketing activity is carried out from our Whitefish office, which is on a month-to-month lease that commenced on November 15, 2008. Some of our operations are carried out from the employees’ and consultants’ respective homes and offices. We also sublet the majority of the Los Angeles office. We believe that our offices are sufficient for our current needs.

Item 3. Legal Proceedings.

We are currently not a party to any material pending litigation, government investigation or any other legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock began quotation on the Over-the-Counter Bulletin Board on January 9, 2008, and is quoted under the symbol "ACLZ.OB". Prior to such date our common stock was not traded on any established public trading market, nor was it quoted on any automated quotation system. The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter during that fiscal year. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2008	High	Low

First Quarter Ended March 31, 2008	$0.80	$0.50
Second Quarter Ended June 30, 2008	$0.78	$0.72
Third Quarter Ended September 30, 2008	$0.75	$0.45
Fourth Quarter Ended December 31, 2008	$0.50	$0.25

Stockholders

As of March 31, 2009, there were 102 stockholders of record of our Common Stock.

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

Unregistered issuance of Securities

On December 1, 2008 we issued a total of 136,110 shares of Common Stock as PIK Dividends to the holders of our Series A Preferred and 237,717 shares of Common Stock as PIK Dividends to the holders of our Series B Preferred.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview

We offer a comprehensive online media solution for clients to reach their target audience on the Internet. We provide lead generation and performance based customer acquisition solutions via our network of financial, news, and business networking portals, blogs, targeted e-mail, banners, search engine optimization, and co-registration opportunities. We primarily make money from the following two lines of business: (1) Online advertising - Our financial content network is available to users for free, and our revenue are generated through the sale of display, list management, targeted lead generation, and web consulting services, and (2) Lead generation/Performance based marketing - Utilizing our internally designed and developed lead generation platform, we deliver buyers to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and essentially crafting high-quality new-business leads for such vendors, and in return we receive fees. Our current lead generation focus surrounds, but is not limited to, the industry of debt settlement, credit repair/reports, and tax settlements. As of the end of 2008 we closed our debt settlement referrals unit, in order to remain competitive and save costs. However, we still receive fees for sales and marketing support we provided in connection with debt settlement solutions prior to closing this unit. We expect that these payments will gradually decrease during 2009.

We own and operate an extensive portfolio of more than 6,000 domain names (commonly referred to as URLs). Our URL portfolio is currently used to build consumer-based financial portals, microsites, blogs, and landing pages used for lead generation initiatives.  This media strategy drives new membership, which results in recurring user traffic to our websites and allows us to generate highly relevant responses and leads for our online advertising and lead generation customers.

Our principal offices are located at: 12121 Wilshire Blvd., Suite 322, Los Angeles, CA 90025, and  our telephone number there is: (310) 903 4001. Our corporate website is: www.accelerizenewmedia.com.

On January 2, 2007, we acquired substantially all of the assets and assumed some, but not all, of the liabilities of the Debt Reduction Group, or TDRG, an Internet marketing business focused on identifying debt and mortgage leads from forms hosted on TDRG’s network of websites, and selling such leads to third parties or processing the leads within TDRG in connection with TDRG’s debt settlement referral business.

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

Results of Operations

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Year ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2008	2007	in $ 2008	in % 2007
			vs 2007	vs 2006
Revenue:
Debt solution revenues	$1,190,966	$540,386	$650,580	120.4%
Lead generation revenues	2,216,302	359,911	1,856,391	515.8%
Advertising and other revenues	388,095	130,212	257,883	198.0%
Total revenues:	3,795,363	1,030,509	2,764,854	268.3%

Operating expenses:
Selling, general and administrative	8,754,657	4,047,516	4,707,141	116.3%
Total operating expenses	8,754,657	4,047,516	4,707,141	116.3%

Operating loss	(4,959,294)	(3,017,007)	(1,942,287)	54.4%

Other income (expense):
Interest income (expense)	(32,302)	18,253	(50,555)	-277.0%
	(32,302)	18,253	(50,555)	-277.0%

Net loss	(4,991,596)	(2,998,754)	(1,992,842)	66.5%

Less dividends issued for series A and B preferred stock	415,206	296,977	$118,229	39.8%

Net loss attributable to common stock	$(5,406,802)	$(3,295,731)	$(2,111,071)	64.1%

Revenues

Revenues primarily consist of fees generated from lead generation, sales and marketing of debt settlement referrals, and, to a lesser extent, from advertising and other revenues generated from our portfolio of web sites.

Our increase in lead generation revenues during the year ended December 31, 2008, when compared to the prior year is due primarily to an increase in the number of leads we sold to our marketing partners from our portfolio of web sites.

Our increase in debt settlement referrals revenues during the year ended December 31, 2008, when compared to the prior year is primarily due to the increased number of consumers who use the services offered by the debt settlement agencies. We expect that the amount of our debt settlement referrals revenues will decrease in 2009.

Our increase in advertising and other services revenues during year ended December 31, 2008 when compared to the prior year is due to the increased number of customers using our advertising and other services.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The increase in selling, general and administrative expenses during the year ending December 31, 2008 when compared with the prior year is primarily due to the following:

•
an increase in lead acquisition costs and  sales acquisition costs of approximately $2,193,000; This increase is primarily due to a concentrated effort by management to increase lead generation revenues;

•	an increase in advertising expenses of approximately $31,000; This increase is primarily due to a concentrated effort by management to increase revenues;
•	an increase in payroll expenses of approximately $608,000; This increase is primarily due to the need for more help to handle the increase in sales;
•	an increase in option expense of approximately $129,000; This increase is primarily due to the increase in stock issuance to new employees; and
•
an increase in warrant expense of approximately $1,413,624 for the valuation of the cashless warrants issued to Series B Preferred Stock holders and valuation of warrants issued pursuant to the TDRG acquisition.

Interest

Interest expense consists of interest charges associated with notes payable issued in 2008.  The increase in interest expense during the year ended December 31, 2008 is primarily due to the increase in the accrued interest associated with the notes payable.

Liquidity and Capital Resources

At December 31, 2008, our cash amounted to approximately $253,000 and our working deficit amounted to approximately $542,000. During the year ended December 31, 2008, cash decreased due to cash used in operating and investing activities, offset by cash provided by financing activities.

During the year ended December 31, 2008, we used cash in our operating activities amounting to approximately $1,961,000. Our cash used in operating activities was comprised of our net loss of approximately $4,992,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $223,000;
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $341,000;
•	Amortization of deferred compensation of approximately $71,000;
•	Fair value warrants issued of approximately $1,239,000;
•	Fair value warrants issued pursuant to the TDRG acquisition of approximately $174,000; and
•	Fair value of warrants issued for services of $910,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $127,000, resulting from increased lead generation revenues;
•	Increase in accounts payable and accrued expenses of approximately $228,000, resulting from increased marketing programs expenditures associated with increased acquisition of leads; and
•	Increase in domain name rights of $25,000, resulting from the renewal of domain name rights.

During the year ended December 31, 2008, we incurred website development costs of approximately $51,000 in connection with development and enhancement of our websites and capital expenditures of approximately $10,000.

During the year ended December 31, 2008, we generated cash from financing activities of approximately $1,324,000, which primarily consisted of the proceeds from notes payable of $530,000 and proceeds from the exercise of warrants of approximately $822,000, offset by the payment to former member of approximately $29,000.

During the year ended December 31, 2007, we used cash in our operating activities amounting to approximately $2.8 million. Our cash used in operating activities was comprised of our net loss of approximately $3.0 million adjusted for the following:

•	Fair value of options granted to employees of approximately $94,000; and
•	Amortization of capitalized web development and depreciation of fixed assets of approximately $199,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $27,000, primarily due to an increase in our revenues;
•	Increase in domain name rights of $200,000, primarily from the acquisition of a domain name registration in October 2007;
•	Decrease in accounts payable and accrued expenses of approximately $72,000, primarily from paying our obligations in a more timely manner in 2007; and
•	Increase in deferred revenue of approximately $223,000, resulting from the assumption of the operations of TDRG.

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

Between September 1, 2006 and March 31, 2009 we issued an aggregate of 1,359,098 shares of our Common Stock as PIK Dividends to our Series A Preferred Stock holders.

Between December 1, 2007 and March 31, 2009 we issued an aggregate of 1,242,722 shares of our Common Stock as PIK Dividends to our Series B Preferred Stock holders.

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

Warrants

During January 2007, we issued warrants to purchase 450,000 shares of Common Stock to the previous owners of TDRG. The warrants vested on July 1, 2008, but became fully exercisable only on October 14, 2008 upon meeting certain special vesting provisions provided in the warrants. The warrants are exercisable at a price of $0.15 per share. The warrants expire in January 2012 and March 2013. The fair value of the warrants amounted to $174,420 were expensed as compensation during the year ending December 31, 2008.

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

The line of credit lenders described below also received seven year warrants to purchase up to 200,000 shares of Common Stock at an exercisable price of $0.35 per share.

The First Convertible Promissory Note holders described below also received warrants to purchase an aggregate of 265,000 shares of our Common Stock. The warrants are exercisable for 5 years and expire on 2013, with an exercise price of $0.75 per share. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants is subject to adjustment in the event of stock splits, stock dividends and reorganizations, or in the event we issue shares of Common Stock or securities convertible or exchange for shares of Common Stock at an effective price less than the then exercise price of the warrants in which event the exercise price would be adjusted downward. We have the right to call the warrants, at a redemption price of $.001 per warrant share, commencing on the first trading day after the common stock of the Company has traded for ten consecutive days on the OTC.BB at an average closing price at or exceeding $1.25 per share.

During July and August, 2008, twenty four of our stockholders exercised their warrants associated with their Series B Preferred Stock at an exercise price of $0.35 per share, resulting in gross proceeds to us of $822,500. In connection with the exercise of these warrants we issued to the exercising stockholders a total of 2,350,000 shares of Common Stock, as well as warrants to purchase an additional 2,350,000 shares of Common Stock. The new warrants have the same terms and conditions as the warrants exercised by the stockholders, except that they contain cashless exercise and forced conversion features.

On September 30, 2008, in consideration for services, we issued to Marketing Experiments, LLC warrants to purchase up to 5,000,000 shares of our Common Stock, exercisable at $0.55 per share. Of the 5,000,000 warrant shares, 2,500,000 shares were vested on the issue date, and the other 2,500,000 warrant shares were set to vest in 12 equal increments of 208,333.33 shares each, at the end of every 3-month period after the issue date, with the last vesting increment taking place on the 3rd anniversary after the issue date. The warrants expire in September 2013. Subsequently, on February 4, 2009, we agreed with Marketing Experiments to terminate the agreement and to cancel all warrants which have not vested until the termination date.

The Second Convertible Promissory Note holders described below also received warrants to purchase an aggregate of 308,500 shares of our Common Stock. The warrants are exercisable for 5 years and expire on 2014, with an exercise price of $0.55 per share. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants is subject to adjustment in the event of stock splits, stock dividends and reorganizations, or in the event we issue shares of Common Stock or securities convertible or exchange for shares of Common Stock at an effective price less than the then exercise price of the warrants in which event the exercise price would be adjusted downward. We have the right to call the warrants, at a redemption price of $.001 per warrant share, commencing on the first trading day after the Common Stock of the Company has traded for ten consecutive days on the OTC.BB at an average closing price at or exceeding $1.25 per share.

During the year ended December 31, 2008, in consideration for services, we issued to various service providers warrants to purchase up to 2,808,333 shares of our Common Stock, exercisable at prices ranging between  $0.35 and $0.50 per share.

$500,000 Line of Credit.

           During April 2007, we entered into a line of credit with five existing stockholders of the Company, each of which agreed to lend us up to $100,000 for a total line of credit of $500,000. Draws on the line of credit accrue interest at the rate of 10% per annum (computed on the basis of a 360-day year) and are payable in monthly installments. The principal and any remaining interest are payable at maturity. Draws on the line of credit were evidenced by promissory notes signed and delivered by us in connection with each respective draw. Under the promissory notes, an Event of Default occurs if we breach, fail to perform, or fail to observe any material covenant, term or provision under the note, in case of bankruptcy, reorganization, insolvency or liquidation, or if we fail to pay interest or principal when due and fail to make such payment within 45 days after receipt of a written notice to such extent. The principal and interest may be prepaid in whole or in part without penalty. During the year ended December 31, 2007 we drew an aggregate of $400,000 from three different lenders, which funds were used for working capital purposes.  During June, 2007, the total outstanding amounts due under the line of credit were converted into 11,429 shares of our Series B Preferred Stock.  The actual stock certificates were issued to the creditors with the closing of the Series B Preferred Stock at August 31, 2007. This line of credit is no longer active.

First Convertible Promissory Note.

During the six-month period ended June 30, 2008, we issued convertible promissory notes aggregating $530,000 to seven different stockholders. The notes bear interest at a rate of 10% per annum and mature in March 2011. Interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the notes are satisfied. Principal and interest are payable either in cash or shares of our Common Stock, at the noteholder’s option. At maturity, the principal is payable in cash or shares of our Common Stock. If the principal is paid in shares, the number of shares is determined by dividing the principal amount outstanding on the maturity date by the average closing price of our Common Stock on the OTC.BB during the last five trading days prior to the maturity date. The notes are convertible at any time after July 30, 2008 but prior to the maturity date, to shares of our Common Stock, at the noteholder’s option. The notes are convertible at the lower of the following rate: (i) $0.75 per share; (ii) the average of the closing price, as quoted on the OTC.BB for the last five trading days prior to conversion, but in no event less than $0.50 per share; or (iii) at the fair value of any Common Stock shares issued by the Company prior to the maturity date in connection with a new transaction, except for shares issued pursuant to the Company’s stock option plan.

We may prepay the notes at any time on or after July 30, 2008 but prior to the maturity date without any premium or penalty. In such case, the noteholder has the option to have the principal and accrued interest paid in cash or shares of our Common Stock. If the notes are paid in shares, the notes are convertible using the same rate as described above.

In addition, we issued to the lenders Common Stock purchase warrants to purchase an aggregate of 265,000 shares as described more fully above.

The interest and amortization expense associated with the notes payable amounted to $25,237 during the year ended December 31, 2008.

Second Convertible Promissory Note.

During the three-month period ended March 31, 2009, we issued convertible promissory notes aggregating $617,000 to various persons. The notes bear interest at a rate of 12% per annum and mature in March 2012. Interest is payable commencing June 1, 2009 and every quarter thereafter, until the obligations under the notes are satisfied. Principal and interest are payable either in cash or shares of our Common Stock, at the noteholder’s option. At maturity, the principal is payable in cash or shares of our Common Stock. If the principal is paid in shares, the number of shares is determined by dividing the principal amount outstanding on the maturity date by the average closing price of our common stock on the OTC.BB during the last five trading days prior to the maturity date. The notes are convertible at anytime after July 1, 2009 but prior to the maturity date, to shares of our common stock, at the noteholder’s option. The notes are convertible at the lower of the following rate: (i) $0.50 per share; (ii) at the fair value of any Common Stock shares issued by the Company prior to the maturity date in connection with a new transaction, except for shares issued pursuant to the Company’s stock option plan.

We may prepay the notes at any time. If the prepayment is prior to June 30, 2009, it will carry a premium equal to the sum of 0.5% for each full month remaining between the prepayment date and the maturity date multiplied by the principal amount then payable. In such case, principal and accrued interest are payable solely in cash. We may prepay the notes at any time on or after July 30, 2009 but prior to the maturity date without any premium or penalty. In such case, the noteholder has the option to have the principal and accrued interest paid in cash or shares of our common stock. If the notes are paid in shares, the notes are convertible using the same rate as described above.

In addition, we issued to the lenders common stock purchase warrants to purchase an aggregate of 308,500 shares, as described more fully above.

We used the cash proceeds from the offerings, the promissory notes and the line of credit advances to finance our on going operations, including, development, sales, marketing and support services.

Stock Options

During year ended December 31, 2008, we granted to certain of our employees options to purchase 173,500 shares of Common Stock under the Accelerize New Media Stock Option Plan.

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

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if: 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract, or 2) the debt settlement agencies issue a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $667,000 and $641,000 at December 31, 2008 and 2007, respectively, and is recorded as deferred revenue on the balance sheet.

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

During 2008, the Company ceased allocating reserves to the marketing of debt settlement referral offered by debt settlement agencies.

The Company also generates revenues, to a lesser extent, by selling leads it generates to synergistic companies operating in the debt consumer market segment and from ads appearing on its network of web sites.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $346,000 and $437,000 as of December 31, 2008 and 2007, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

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

Going Concern

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity and promissory notes.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon the evaluation conducted by management in connection with the audit of the Company's financial statements for the year ended December 31, 2008, we identified material weaknesses in our internal control over financial reporting as described below. As a result of this material weakness, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008, to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as approproate to allow timely decisions regarding required disclosures.

A material weakness is "a significant deficiency, or a combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner." A significant deficiency, is a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2008, management identified the following material weaknesses:

•	There is no documentation that the board of directors monitored or provided oversight responsibility related to financial reporting and related internal controls and considered its effectiveness;

•	While the Company has processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

•	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

•	The Company lacked the resources and personnel to implement proper segregation of duties or other risk mitigation system.

The Company intends to gradually improve its internal control over financial reporting to the extent that it can allocate resources to such improvements.  It intends to prioritize the design of its internal control over financial reporting starting with its control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities.   Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.  Due to the existence of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and principal position of our executive officers and directors as of March 31, 2009:

Name	Age	Position
Brian Ross	34	President, Chief Executive Officer, Treasurer, Director
Chris Meredith	38	Chief Technology Officer, Assistant Treasurer, Assistant Secretary, Director
Daniel Minton	33	Head of Financial Portals
Damon Stein	33	General Counsel and Secretary
Jeff McCollum	37	Head of Lead Generation Division

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

Damon Stein. Mr. Stein has served as our General Counsel since January 2007. He worked as Director of Marketing/Player Affairs at Beach Sports Group, LLC, a successful sports agency, from 1997 through 2001. After working as a sports agent, Mr. Stein served as a Contract Lawyer for Alschuler, Grossman, Stein & Kahan before joining TDRG in 2002. Mr. Stein was a founder and partner, and served as General Counsel/President for TDRG until it was acquired by us. Mr. Stein was integrally responsible for growing TDRG from a startup company to a prominent debt negotiation and Internet marketing firm. While at TDRG, Mr. Stein was responsible for legal and financial affairs, while also aiding in many marketing initiatives. Mr. Stein received his BA from the University of California at Berkeley. He was then awarded a partial academic scholarship to Pepperdine University where he received his JD/MBA. Mr. Stein is licensed to practice law in California.

Jeff McCollum. Mr. McCollum has served as our Head of Lead Generation since March 2007. He worked at Netscape Communications from 1995 through 1998. He was Director of Business Development at NBCi where he identified, negotiated and closed deals and managed relationships with NBC broadcasting and studio operations from 1999 through 2001. He was co-founder of Ecological Technologies where he also served as Vice President of Business Development and Sales from 2001 through 2004. He was Vice President of Sales for eForce Media, where he was responsible for creating a market, understanding the technology, and generating demand for sales leads within several industries from 2004 through 2007. Mr. McCollum attended University of Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on From 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that during the fiscal year ended December 31, 2008, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

Committees of the Board of Directors

Our Board of Directors has not yet established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee. We plan to expand our board in the future and we will seek to establish an Audit Committee and a Compensation Committee, but this will depend on our ability to attract and retain new directors. The typical functions of such committees are currently being undertaken by the entire board as a whole.

Audit Committee Financial Expert

Currently no member of our board is an audit committee financial expert. We do not currently have the resources to recruit a board member who would also be a financial expert. We may start our recruiting process for such board member during 2009 if our financial position improves.

Code of Ethics

We have adopted a Code of Business Conduct Ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics, free of charge, upon request.

Employment Agreements

We have written employment agreement with most of our employees. The main terms of the executive employment or consulting agreements of Brian Ross, our President, Chief Executive Officer, Treasurer, and Director, Chris Meredith, our Chief Technology Officer and Director, Damon Stein, our General Counsel and Secretary, and Jeff McCollum, our Head of Lead Generation Division, are summarized below.

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

Mr. McCollum's employment agreement is effective as of March 15, 2007 and continues until termination.  Mr. McCollum’s employment is “at will”, meaning that both parties shall have the right to terminate the agreement at any time without cause by giving notice of such termination to the other party. Under the agreement Mr. McCollum is entitled to an annual base salary of $150,000.  Mr. McCollum is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, Mr. McCollum will be entitled to receive non-qualified stock options to purchase up to 3,500,000 shares of the Company. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions.

Item 11. Executive Compensation

The following table sets forth, for the last two completed fiscal years, all compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by (i)  all individuals serving as our principal executive officer, or PEO, or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (ii) all individuals serving as our principal financial officer, or PFO, or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (iii) our two most highly compensated executive officers other than the PEO and PFO who were serving as executive officers at the end of the last completed fiscal year; and (iv) one additional individual for whom disclosure would have been provided pursuant to paragraph (iii) above but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year, and whose total compensation for 2007 and/or 2008 exceeded $100,000:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)		Total ($)(10)

Brian Ross, President, Chief Executive Officer, and Treasurer (2)	2007	90,000			300,000	(3)	390,000
	2008	93,000			-		93,000

Chris Meredith, Chief Technology Officer, Assistant Treasurer and Assistant Secretary (4)	2007	137,500			30,000	(5)	167,500
	2008	150,625			-		150,625

Damon Stein, General Counsel, Head of the Debt Division and Secretary (6)	2007	135,833			60,000	(7)	195,833
	2008	152,950			-		152,950

Jeff McCollum Head of Lead Generation Division (8)	2007	118,750			525,000	(9)	643,750
	2008	154,000					154,000

(1)           The dollar value recognized for the stock option awards was determined in accordance with SFAS123(R). For a disclosure of the assumptions made in the valuation please refer to footnote 6 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)           During the fiscal year ended December 31 2008, the company paid to Mr. Ross only $78,375 in monthly salary payments. In accordance with the terms of his employment agreement, his unpaid salary for this year is accruing without interest. Mr. Ross’s employment agreement is effective as of January 1, 2007 and continues until the earlier of January 1, 2010 or its earlier termination or expiration. See “Management Employment Agreements.”

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

(6)           During the fiscal year ended December 31 2008, the company paid to Mr. Stein only $132,325 in monthly salary payments. In accordance with the terms of his employment agreement, his unpaid salary for this year is accruing without interest. Mr. Stein’s employment agreement is effective as of January 1, 2007 and continues until the earlier of January 1, 2010 or its earlier termination or expiration. See “Management Employment Agreements.”

(7)           Options to purchase 400,000 shares of our Common Stock at an exercise price of $0.15 per share, vesting on a quarterly basis over a period of 24 months (50,000 options every quarter) commencing April 1, 2007.

(8)           Mr. McCollum’s employment agreement is effective as of March 15, 2007 and may be terminated at will for any reason. See “Management Employment Agreements.”

(9)           Options to purchase 3,500,000 shares of our Common Stock at an exercise price of $0.15per share, vesting on a quarterly basis over a period of 36 months commencing January 1, 2008, as follows: (i) 1/1/08 – 25%, (ii) 4/1/08 – 33%, (iii) 7/1/08 - 42%, (iv) 10/1/08 – 50%, (v) 1/1/09 – 58%, (vi) 4/1/09 – 67%, (vii) 7/1/09 – 75%, (viii) 10/1/09 – 83%, (ix) 1/1/10 – 92%, and (x) 4/1/10 - 100%.

(10)          Except as described above, we paid no other compensation to the executive officers listed in the table above for services rendered during each of the years ended December 31, 2007 and December 31, 2008.

We have no plans or arrangements with respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control, except for the following: (i) if the company elects to terminate Mr. Ross’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, (ii) if the company elects to terminate Mr. Meredith’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, and (iii) if the company elects to terminate Mr. Stein’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year as well as any unvested options and bonuses.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2008 by our Executive Officers and Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Brian Ross	2,000,000	-0-	$0.15	1/1/2017
Chris Meredith	200,000	-0-	$0.15	1/1/2017
Damon Stein	400,000	-0-	$0.15	1/1/2017
Jeff McCollum	2,041,666 (1)	1,458,334 (1)	$0.15	4/1/2017

(1) Options to purchase 3,500,000 shares of Common Stock, vesting on a quarterly basis over a period of 36 months commencing January 1, 2008.

Director Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of March 31, 2009 we had 27,286,683 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 31, 2009 by:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our directors;

•	each of our executive officers named in the compensation tables in Item 11; and

•	All of our executive officers and directors as a group.

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (2)
	COMMON STOCK		SERIES A PREFERRED STOCK		SERIES B PREDERRED STOCK
NAME (1)	# OF SHARES	% OF CLASS	# OF SHARES	% OF CLASS	# OF SHARES	% OF CLASS	% OF VOTE

Brian Ross (3)	8,100,000	27.7%	-0-	n/a	-0-	n/a	17.4%
Jeff McCollum (4)	2,041,666	7.0%	-0-	n/a	-0-	n/a	4.4%
Chris Meredith (5)	3,250,000	11.8%	-0-	n/a	-0-	n/a	7.3%
Daniel Minton (6)	825,000	3.0%	-0-	n/a	-0-	n/a	1.8%
Damon Stein (7)	2,375,000	8.6%	-0-	n/a	-0-	n/a	5.3%
All officers and directors as a group (five persons) (8)	16,574,999	58.1%	-0-	n/a	-0-	n/a	36.2%
Dan Goldberg (9)	2,375,000	8.6%	-0-	n/a	-0-	n/a	5.3%
Sharon Standowski (10)	1,742,500	6.4%	-0-	n/a	-0-	n/a	3.9%
Camien Advisors LLC (11)	1,545,500	5.7%	-0-	n/a	-0-	n/a	3.5%

(1)	Unless otherwise indicated, the business address of each person listed is in care of Accelerize New Media, Inc., 12121 Wilshire Blvd. , Suite 322, Los Angeles, CA 90025.
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

(3)	Includes 2,000,000 options, exercisable at $.15 per share.
(4)	Includes 2,041,666 options, exercisable at $.15 per share.
(5)	Includes 200,000 options, exercisable at $.15 per share.

(6)	Includes 225,000 options, exercisable at $.15 per share.
(7)	Includes 400,000 options, exercisable at $.15 per share.
(8)	Includes 4,799,999 options, exercisable at $.15 per share.
(9)	Includes 400,000 options, exercisable at $.15 per share.
(10)	Ms. Standowski’s address is 307 Wildflower Court Jackson, New Jersey 08527.
(11)
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

The table below provides information regarding all compensation plans as of the end of the most recently completed fiscal year (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	7,151,000	$0.16	2,849,000
Total	7,151,000	$0.16	2,849,000

Item 13. Certain Relationship and Related Party Transactions.

There were no relationships during 2008 or more currently, between us and any director, executive officer or 5% shareholder, other than the employment and consulting agreements, stock ownership and the TDRG acquisition.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of Sherb & Co. LLC, our independent registered public accounting firm, billed for each of the last two fiscal years for audit services and other services:

Fee Category	2007	2008

Audit Fees (1)	$56,000	$76,000
Audit Related Fees	-	-
Tax Fees (2)	-	5,000
All Other Fees(3)	6,000	2,125

Total Fees	$62,000	$83,125

(1)  Consists of fees for professional services rendered in connection with the review of our three quarterly reports on Form 10-Q and the financial statements included in our annual report on Form 10-K
(2)  Consists of fees relating to our tax compliance and tax planning.
(3)  Consists of fees relating to review of our registration statement on form S-1, which was withdrawn.

We do not have an Audit Committee. Our Board of Directors pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm.

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

3.3	Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.)

3.4	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

4.2	Form of Preferred Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

4.3
Form of Subscription Agreement of 10% Series A Convertible Preferred Stock (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

4.4
Form of Common Stock Purchase Warrant for 10% Series A Convertible Preferred Stock (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

4.5	Form of Subscription Agreement of 8% Series B Convertible Preferred Stock (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007.)

4.6	Form of Common Stock Purchase Warrant for 8% Series B Convertible Preferred Stock (incorporated by reference to the Company’s Quarterly Report on Form 10QSB filed on August 13, 2007.)

10.1	Form of Promissory Note (incorporated by reference to Amendment No.3 of the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on April 30, 2007.)

10.2	Form of Note Conversion Agreement (incorporated by reference to the Company’s Current Report on Form 8-K furnished on September 7, 2007.)

10.3	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.4	Employment Agreement of Brian Ross (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.5	Employment Agreement of Chris Meredith (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.6	Employment Agreement of Damon Stein (incorporated by reference to Amendment No.1 to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on January 31, 2007.)

10.7	Employment Agreement of Dan Goldberg (incorporated by reference to Amendment No.1 to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on January 31, 2007.)

10.8	Employment Agreement of Jeff McCollum (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on March 19, 2009.)

10.9	Form of First Convertible Promissory Note (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file no. 000-52635) filed on March 31, 2008.)

10.10	Form of Warrant issued to First Convertible Promissory Note holders (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 5, 2008.)

10.11	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.12	Form of Second Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 26, 2009.)

10.13	Form of Warrant issued to Second Convertible Promissory Note holders (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 26, 2009.)

23.1	Consent of Sherb & Co., LLP. (filed herewith)

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350. (furnished herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

By:              /S/ Brian Ross
Brian Ross
President, Chief Executive Officer and Treasurer

Date: March 31, 2009

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /S/ Brian Ross	President, Chief Executive Officer, Treasurer and Director (Principal executive and accounting officer)	March 31, 2009

By: /S/ Chris Meredith	Chief Technology Officer, Assistant Treasurer, Assistant Secretary and Director	March 31, 2009

ACCELERIZE NEW MEDIA, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:
Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2008 and 2007	F-3
Statements of Operations for each of the two years in the periods ended December 31, 2008 and 2007	F-4
Statements of Stockholders’ Equity (Deficit) for each of the two years in the periods ended December 31, 2008 and 2007	F-5
Statements of Cash Flows for each of the two years in the periods ended December 31, 2008 and 2007	F-6
Notes to Financial Statements	F-8 – F-20

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Accelerize New Media, Inc.
Los Angeles, CA

We have audited the accompanying balance sheets of Accelerize New Media, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerize New Media, Inc. as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 30, 2009

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2008	2007

Current Assets:
Cash	$252,921	$951,317
Accounts receivable, net of allowance for bad debt of $6,857
and $3,037 at December 31, 2008 and 2007, respectively	177,752	50,499
Prepaid expenses and other assets	30,224	5,487
Domain name rights	20,411	162,740
Deferred tax asset	56,030	80,026
Total current assets	537,338	1,250,069

Website development costs, net of accumulated amortization of $206,410
and $210,411 at December 31, 2008 and 2007, respectively	140,075	226,483

Fixed assets, net of accumulated depreciation of $24,436 and
$10,689 at December 31, 2008 and 2007, respectively	17,527	21,380
Goodwill	685,547	580,547
Total assets	$1,380,487	$2,078,479

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$442,565	$214,578
Payable to former member	-	36,315
Deferred revenues- short-term	580,920	550,992
Deferred tax liability	56,030	80,026
Total current liabilities	1,079,515	881,911

Convertible notes payable and accrued interest, net of debt discount of $156,852	375,787	-
Deferred revenue- long-term	86,110	90,307
Total liabilities	1,541,412	972,218

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding at December 31, 2008 and 2007, respectively	728,567	728,567
Series B, 118,875 issued and outstanding at December 31, 2008 and 2007, respectively	3,644,563	3,644,563
Common stock; $.001 par value; 100,000,000 shares authorized;
27,184,854 and 21,779,294 shares issued and outstanding
at December 31, 2008 and 2007, respectively	27,185	21,779
Additional paid-in capital	6,552,272	2,418,062
Accumulated deficit	(11,113,512)	(5,706,710)

Total stockholders’ equity (deficit)	(160,925)	1,106,261

Total liabilities and stockholders’ equity (deficit)	$1,380,487	$2,078,479

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2008	2007

Revenue:
Debt solution revenues	$1,190,966	$540,386
Lead generation revenues	2,216,302	359,911
Advertising and other revenues	388,095	130,212
Total revenues:	3,795,363	1,030,509

Operating expenses:
Selling, general and administrative	8,754,657	4,047,516
Total operating expenses	8,754,657	4,047,516

Operating loss	(4,959,294)	(3,017,007)

Other income (expense):
Interest income (expense)	(32,302)	18,253
	(32,302)	18,253

Net loss	(4,991,596)	(2,998,754)

Less dividends issued for series A and B preferred stock	415,206	296,977

Net loss attributable to common stock	$(5,406,802)	$(3,295,731)

Basic and diluted loss per common share	$(0.21)	$(0.16)

Basic and diluted weighted average common
shares outstanding	25,220,571	21,124,349

See Notes to Financial Statements.

Statement of Changes in Stockholders’ Equity (Deficit)
From January 1, 2007 to December 31, 2008

									Total
							Additional		Stockholders'
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Deficit)

Balance, January 1, 2007	54,000	$728,567	-	$-	19,140,027	$19,140	$1,925,220	$(2,410,978)	$261,949

Stock issued for TDRG acquisition	-	-	-	-	1,750,000	1,750	103,250	-	105,000
Fair value of warrants issued	-	-	-	-	-	-	94,030	(94,030)	-
Fair value of options granted	-	-	-	-	-	-	93,503	-	93,503
Shares issued pursuant to private placement	-	-	118,875	3,644,563	-	-	-	-	3,644,563
Preferred stock dividends	-	-	-	-	889,267	889	202,059	(202,948)	-
Net loss	-	-	-	-	-	-	-	(2,998,754)	(2,998,754)
Ending balance, December 31, 2007	54,000	728,567	118,875	3,644,563	21,779,294	21,779	2,418,062	(5,706,710)	1,106,261

Stock issued for TDRG acquisition	-	-	-	-	1,750,000	1,750	103,250	-	105,000
Fair value of warrants issued	-	-	-	-	-	-	1,239,204	-	1,239,204
Fair value of warrants issued pursuant to TDRG acquisition	-	-	-	-	-	-	174,420	-	174,420
Beneficial conversion features of Convertible notes	-	-	-	-	-	-	179,450	-	179,450
Fair value of warrants issued for services	-	-	-	-	-	-	909,908	-	909,908
Fair value of options granted	-	-	-	-	-	-	222,528	-	222,528
Exercise of warrants	-	-	-	-	2,350,000	2,350	820,150	-	822,500
Deferred compensation	-	-	-	-	105,000	105	71,295	-	71,400
Preferred stock dividends	-	-	-	-	1,200,560	1,201	414,005	(415,206)	-
Net loss	-	-	-	-	-	-	-	(4,991,596)	(4,991,596)
Ending balance, December 31, 2008	54,000	$728,567	118,875	$3,644,563	27,184,854	$27,185	$6,552,272	$(11,113,512)	$(160,925)

See Notes to Financial Statements

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(4,991,596)	$(2,998,754)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	341,219	199,395
Amortization of deferred compensation	71,400	-
Fair value of warrants issued for services	909,908	-
Fair value of warrants issued for TDRG acquisition	174,420	-
Fair value of warrants issued	1,239,204	-
Fair value of options granted	222,528	93,503
Changes in operating assets and liabilities:
Accounts receivable	(127,253)	(26,840)
Prepaid expenses	(24,437)	(2,912)
Domain name rights	(25,000)	(200,000)
Deferred tax asset	23,996	(80,026)
Other assets	(300)	-
Accrued interest	(4,693)	1,067
Accounts payable and accrued expenses	227,987	(71,907)
Deferred tax liability	(23,996)	80,026
Deferred revenues	25,731	223,384

Net cash used in operating activities	(1,960,882)	(2,783,064)

Cash flows used in investing activities:
Capital expenditures	(9,894)	-
Website development costs	(51,137)	(295,018)

Net cash used in investing activities	(61,031)	(295,018)

Cash flows from financing activities:
Proceeds from notes payable	530,000	400,000
Payment to former member	(28,983)	(29,434)
Payment of financing fees	-	(516,062)
Proceeds from exercise of warrants	822,500	-
Proceeds from issuance of shares of Preferred Stock B	-	3,760,625

Net cash provided by financing activities	1,323,517	3,615,129

Net increase (decrease) in cash	(698,396)	537,047

Cash, beginning of year	951,317	414,270

Cash, end of year	$252,921	$951,317

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,055	$4,194

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Beneficial conversion feature associated with convertible notes payable	$179,450	$-
Fair value of warrants issued associated with notes payable	$-	$94,030
Preferred stock dividends	$415,206	$202,948
Conversion of notes payable into shares of Preferred Stock B	$-	$400,000

Goodwill resulting from acquisition and corresponding increase in:	$105,000	$580,547
Assets	$-	$44,105
Liabilities	$-	$519,652
Common stock and additional paid-in capital	$105,000	$105,000

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN:

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

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $2 million during the year ended December 31, 2008. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

During December 2006, the Company entered into an Asset Purchase Agreement to acquire a substantial portion of the operating assets of The Debt Reduction Group, LLC, or TDRG. Pursuant to the Asset Purchase Agreement entered into by the Company in January 2007, the accounts receivable and substantially all intangible assets of DRG in consideration of issuing 3,500,000 shares of its common stock to the managing members of TDRG, as well as granting up to 500,000 warrants to certain of TDRG’s employees which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. During October 2008, the Company determined that such TDRG employees met certain performance targets and issued to them warrants to purchase 450,000 shares of common stock.

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

The total aggregate purchase price of TDRG amounted to $729,652, which consisted of (i) 3,500,000 shares of common stock issued in 2007 and 2008, and valued at an aggregate of $210,000, and (i) assumption of $519,652 of liabilities. The purchase price has been allocated as follows:

Amount
Accounts receivable	$12,036
Property and equipment	32,069
Goodwill	685,547
Total Purchase Price	$729,652

The fair value of the shares issued in 2007 pursuant to this transaction was based on a valuation of the Company’s shares prepared by an independent valuation specialist, using the discounted cash flow approach.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the year ended December 31, 2008, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. Three of the Company’s customers accounted for 24%, 15% and 11% of its accounts receivables at December 31, 2008.  Three of the customers accounted for 38%, 12%, and 12% of its accounts receivables at December 31, 2007.  The Company recorded an allowance for doubtful accounts of $6,857 and $3,037 at December 31, 2008 and 2007, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following as:

	December 31, 2008	December 31, 2007
Computer equipment and software	$11,358	$1,464
Phone equipment	19,155	19,155
Office furniture and equipment	11,450	11,450
	41,963	32,069
Accumulated depreciation	(24,436)	(10,689)
	$17,527	$21,380

Depreciation expense amounted to approximately $13,747 and $10,689 during the years ending December 31, 2008 and 2007, respectively.

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

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if: 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract, or 2) the debt settlement agencies issue a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $667,000 and $641,000 at December 31, 2008 and 2007, respectively, and is recorded as deferred revenue on the balance sheet.

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

Customer Concentration

Three of the Company's customers accounted for approximately 20%, 13%, and 12% of its revenues during the year ended December 31, 2008. Three of the Company’s customers accounted for 29%, 22%, and 11% of the Company’s revenue during the year ended December 31, 2007.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $1,037,145 and $1,255,793 during the years ended December 31, 2008 and 2007, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $51,000 and $437,000 as of December 31, 2008 and 2007, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options and warrants amounted to 17,573,708 at December 31, 2008, and have been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008 and 2007:

	For the years ended
	December 31,
	2008	2007
Numerator:
Net loss attributable to common stock	$(5,406,802)	$(3,295,731)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	25,220,571	21,124,349
Denominator for diluted earnings per share-
Weighted average shares outstanding	25,220,571	21,124,349

Basic earnings per share	$(0.21)	$(0.16)
Diluted earnings per share	$(0.21)	$(0.16)

NOTE 3: PREPAID EXPENSES

At December 31, 2008, the prepaid expenses consisted primarily of insurance expense.

NOTE 4: DOMAIN NAME RIGHTS

During 2007, the Company purchased domain name rights for $200,000 that have a useful life of one year from the date of purchase, which is fully amortized as of December 31, 2008.  In October 2008, the Company paid $25,000 to renew its agreement for an additional year.  The Company recognized amortization expense of approximately $167,329 in connection with the domain name rights during the year ended December 31, 2008.

NOTE 5: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	December 31,	December 31,
	2008	2007
Website development costs	$346,485	$436,564
Less: accumulated amortization	(206,410)	(210,081)
Website development costs, net	$140,075	$226,483

During 2008, the Company wrote off fully amortized capitalized web development amounting to $141,546.  Amortization expense of the website development costs amounted to $138,545 and $151,446 during the years ended December 31, 2008 and 2007, respectively.

The website development costs, net, as of December 31, 2008 will be amortized over the future periods as follows:

2009	$84,700
2010	53,826
2011	1,549
$140,075

NOTE 6: CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company issued convertible promissory notes aggregating $530,000 to certain stockholders.  The notes bear interest at 10% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of common stock. If the accrued interest is paid in shares of common stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the Over-the-Counter Bulletin Board of the trading day immediately prior to the interest payment date.  The interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the convertible promissory notes are satisfied.  The convertible promissory notes are due ranging from March 15, 2011 to March 31, 2011.  The Company may prepay the convertible promissory notes as follows: if prior to July 30, 2008, at a premium amounting to sum of 0.5% for each full month remaining between the prepayment date and the maturity date; if after July 30, 2008, without premium.  Each noteholder may convert, at his option, the outstanding principal of the convertible promissory note, after July 30, 2008 and prior to maturity at the lesser of: 1)  $0.75 or 2) the average closing price of the Company’s common stock, but in no event less than $0.50, or 3) the effective price per share of a subsequent financing of the Company occurring prior to March 2011.

In accordance with EITF Issue No.00-27, "Application of Issue No. 98-5, Accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments", the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the year ended December 31, 2008, the beneficial conversion feature amounted to approximately $179,450. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the notes payable amounted to $25,237 during the year ended December 31, 2008. The unamortized debt discount amounted to $156,852 at December 31, 2008.

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2007, the Company paid dividends on its preferred stock amounting to 889,267 shares of common stock, which were valued at $202,948.

On January 1, 2008, the Company issued 1,750,000 shares of common stock valued at $105,000, pursuant to its acquisition of TDRG.

During the year ended December 31, 2008, the Company entered into a six-month contract for banking and financial services.  Pursuant to the contract, the Company issued 105,000 shares of common stock valued at $71,400.  At December 31, 2008, the Company had fully expensed the $71,400.

During the year ended December 31, 2008, the Company paid dividends on its preferred stock amounting to 1,200,560 shares of common stock, which were valued at $415,206.

During the year ended December 31, 2008, certain stockholders exercised their warrants associated with Series B Preferred Stock at an exercise price per share of $0.35.  As a result, the Company issued 2,350,000 shares of common stock, aggregating $822,500.

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

Warrants

In connection with the acquisition of TDRG in January 2007, the Company granted to certain TDRG employees warrants to purchase up to 500,000 shares of common stock, which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The warrants are exercisable at a price of $0.15 per share. The warrants expire between January 2012 and March 2013. The fair value of the warrants amounted to $172,420 were expensed as compensation during the year ending December 31, 2008.

In connection with the issuance of notes payable, the Company issued warrants to purchase 265,000 shares of common stock exercisable at a price of $0.75 per share at December 31, 2008. The warrants expire in March 2013.

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

During 2008, in consideration for services, the Company issued to a marketing firm warrants to purchase 5,000,000 shares of common stock exercisable at a price of $0.55 per share.  2,708,333 warrants were vested at December 31, 2008.  The remaining warrants will vest at a rate of 4.17% every three months there after. The warrants expire in September 2013.

The fair value of the vested warrants issued in consideration for services amounted to $880,708.  The fair value is based on the following assumptions, using Black Scholes Model: term: 5 years; exercise price: $0.55; risk-free interest rate: 1.05% to 2.45%; expected volatility: 68.04% to 68.54%; market value: $0.35 to $0.55.

The expected volatility of the warrants issued in consideration for services was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants was recorded as a selling, general, and administrative expense and as an increase to additional paid-in capital.

During October 2008, in consideration for services, the Company issued to an investor relations firm warrants to purchase 100,000 shares of common stock exercisable at a price of $0.50 per share.  The warrants expire in October 2013.

The fair value of the warrants issued in consideration for services amounted to $29,200.  The fair value is based on the following assumptions, using Black Scholes Model: term:5 years; exercise price: $0.50; risk-free interest rate: 2.57%; expected volatility: 68.04%; market value: $0.50.

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

During the year ended December 31, 2008, the Company granted 173,500 options to certain of its employees.

At December 31, 2008, options to purchase 7,151,000 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price per share of $0.16 per share. The options outstanding vest over periods ranging from two to three years.

During the years ended December 31, 2008 and 2007, the Company recorded a share-based payment expense amounting to approximately $222,500 and $94,000, respectively, in connection with all options granted at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the year ended December 31, 2008 is based on the Black Scholes Model using the following assumptions:

	2008	2007
Exercise price:	$ 0.47 to 0.72	$ 0.15 to 0.35
Market price at date of grant:	$ 0.50 to 0.72	$ 0.06 to 0.75
Expected volatility:	68 to 69%	69%
Expected dividend rate:	0%	0%
Risk-free interest rate:	2.55 to 3.41%	3.41 to 4.54%

The expected volatility is based on the historical volatility of publicly-traded companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 amounted to $0.39.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2007	-	$-	-	$-

Granted	7,542,000	0.16		104,000
Exercised	-	-
Expired	10,000	0.15
Outstanding at December 31, 2007	7,532,500	0.16	9.38	4,459,500

Granted	173,500	0.68
Exercised	-	-
Expired	555,000	0.32
Outstanding at December 31, 2008	7,151,000	$0.16	4.40	$1,397,500

Exercisable and vested at December 31, 2008	5,196,666	$0.15	6.94	$1,036,833

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $77,000 and $269,000 at December 31, 2008 and 2007, respectively and the Company expects that it will be recognized over the following weighted-average period of 36 months.

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

NOTE 8: INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2008	2007
Tax at US statutory rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0	5.7
Permanent differences - principally beneficial conversion feature	(28.4)	(0.0)
Change in valuation allowance	(11.6)	(40.7)
Effective tax rate	0.0%	0.0%

Management believes it is more likely than not that it will be able to offset its deferred tax liability against its net operating losses.

The components of the deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:
Net operating losses	$2,646,000	$1,730,000
Depreciation	112,000	61,000
Options issued for services	492,000	39,000
Other	68,000	37,000
	3,318,000	1,867,000
Less: valuation allowance	(3,262,000)	(1,787,000)
Net deferred tax assets	56,000	80,000
Deferred tax liability:
Software development costs	$56,000	$80,000

The components of the deferred tax liability are as follows:

Website development costs	$56,030
Total deferred tax liability-current	$56,030

At December 31, 2008 the Company had estimated tax net operating loss carryforwards of approximately $6.6 million, which expire through its tax year ending in 2028.

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

At December 31, 2008, the Company subleases the office facility in Los Angeles to two subtenants.  The subleases require payments aggregating to $7,337 through June 2010.

At December 31, 2008, the Company leases certain office space in Santa Ana, California.  The Company terminated the lease agreement in February 2009. Under the terms of the lease, the Company pays monthly base rent of $4,800. The lease is renewable every month. During February 2009, the Company terminated their lease agreement.

During January 2009, the Company entered into a lease for certain office space in Newport Beach, California, effective on February 1, 2009.  Under the terms of the lease, the Company pays monthly base rent of $4,100.  The lease is renewable every month.

Future annual minimum payments, net of sublease income, required under operating lease obligations at December 31, 2008 are as follows:

	Future Minimum Lease Payments	Sublease Income	Net Minimum Lease Payments
2009	101,176	(45,236)	55,940
2010	45,788	(45,788)	-

As of December 31, 2008, the Company has 3-year employment agreements with three of its officers. The agreements are renewable for an additional two-year period at the option of the applicable employee or consultant. The aggregate compensation to be paid under such agreements amounts to $360,000 per year. If the employment or consulting arrangement is terminated without cause by the Company, the Company is under the obligation, subject to certain restrictions, to pay the equivalent of one-year compensation, which ranges from $90,000 to $150,000, to the respective employee or consultant. If the employment or consulting arrangement is terminated with cause, the Company has no liability for further payments.

The commitments under such agreements over the next year is as follows:

Year	Commitments
2009	$ 360,000

NOTE 10: SUBSEQUENT EVENTS (Unaudited)

During March 2009, the Company raised an aggregate amount of $617,000 in convertible loan from 16 different lenders. In connection with the loan, the Company issued to each of the lenders a convertible promissory note and a common stock purchase warrant. The notes accrue interest at the rate of 12% per annum and mature in March 2012. Interest may be paid, at the lenders’ option, in cash or in shares of common stock of the Company. The lenders may convert, at their option, the outstanding principal of the notes into Company common stock, after June 30, 2009 and prior to maturity date, at the lesser of: (1) $0.50 per share of common stock; or (2) the effective price per share of a subsequent financing of the Company occurring prior to the respective maturity date. In addition, the Company issued to the lenders common stock purchase warrants to purchase an aggregate of 308,500 shares. The warrants are exercisable for 5 years and expire on 2014, with an exercise price of $0.55 per share. The Company has the right to call the warrants, at a redemption price of $.001 per warrant share, commencing on the first trading day after the common stock of the Company has traded for ten consecutive days at an average closing price at or exceeding $1.25 per share.

During March 2009, the Company issued to a service provider 250,000 shares of Common Stock and issued a warrant to purchase up to 1,200,000 shares of Common Stock of the Company. The Warrant is exercisable for a period of five years at a price of $0.35 per share.

During February 2009, the Company issued 89,100 shares of common stock to a warrant holder pursuant to a cashless exercise of a warrant issued to them in connection with the Company’s Series A Preferred financing.

During February 2009, in connection with execution of a Termination and Mutual Release Agreement, the Company issued an Amended Common Stock Purchase Warrant for the purchase of up to 2,708,333 shares of Common Stock, exercisable at a price of $0.55 per share, instead of the warrant to purchase up to 5,000,000 shares of Common Stock issued to the service provider with the original agreement.