Form 10-Q
period 2009-03-31
ACCELERIZE NEW MEDIA INC
filed 2009-05-08
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 27,684,631 as of May 8, 2009.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “ we,” “our,” and “us” refer to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2009. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE NEW MEDIA, INC.

INDEX

		Page

PART I - FINANCIAL INFORMATION:
		4-16
Item 1.	Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis And Results of Operations	17-21

Item 4T.	Controls and Procedures	21

PART II - OTHER INFORMATION:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	23

SIGNATURES		24

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2009	2008
	(Unaudited)	(1)
Current Assets:
Cash	$515,260	$252,921
Accounts receivable, net of allowance for bad debt of $12,486 and $6,857 at
March 31, 2009 and December 31, 2008, respectively	280,466	177,752
Prepaid expenses and other assets	33,273	30,224
Domain name rights	14,246	20,411
Deferred tax asset	113,251	56,030
Total current assets	956,496	537,338

Website development costs, net of accumulated amortization of $203,797 and
$206,410 at March 31, 2009 and December 31, 2008, respectively	143,053	140,075

Fixed assets, net of accumulated depreciation of $28,297 and $24,436 at
March 31, 2009 and December 31, 2008, respectively	20,094	17,527

Deferred financing fees	59,799	-
Goodwill	338,000	685,547
Total assets	$1,517,442	$1,380,487

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$513,608	$442,565
Deferred revenues- short-term	542,907	580,920
Deferred tax liability	113,251	56,030
Total current liabilities	1,169,766	1,079,515

Convertible notes payable and accrued interest, net of debt discount of $339,266
and $156,852 at March 31, 2009 and December 31, 2008, respectively	833,623	375,787
Deferred revenue- long-term	126,341	86,110
Total liabilities	2,129,730	1,541,412

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	728,567	728,567
Series B, 118,875 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	3,644,563	3,644,563
Common stock; $.001 par value; 100,000,000 shares authorized;
27,934,631 and 27,184,854 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	27,935	27,185
Additional paid-in capital	7,171,502	6,552,272
Accumulated deficit	(12,184,855)	(11,113,512)

Total stockholders’ deficit	(612,288)	(160,925)

Total liabilities and stockholders’ deficit	$1,517,442	$1,380,487

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month periods ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues:
Lead generation revenues	$777,649	$384,132
Debt solution revenues	190,972	302,885
Advertising and other revenues	63,845	87,888
Total revenues:	1,032,466	774,905

Operating expenses:
Selling, general and administrative	1,986,840	1,731,374
Total operating expenses	1,986,840	1,731,374

Operating loss	(954,374)	(956,469)

Other income (expense):
Interest income (expense)	(14,924)	3,407
	(14,924)	3,407

Net loss	(969,298)	(953,062)

Less dividends series A and B preferred stock	102,045	103,179

Net loss attributable to common stock	$(1,071,343)	$(1,056,241)

Basic and diluted loss per common share	$(0.04)	$(0.04)

Basic and diluted weighted average common
shares outstanding	27,184,854	23,656,008

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Three-month periods ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(969,298)	$(953,062)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	16,647	94,183
Impairment of goodwill	347,547	-
Fair value of shares issued for services	50,000	-
Change in terms of warrants issued	97,414	-
Fair value of warrants issued for services	139,080	-
Fair value of options granted	39,793	34,143
Changes in operating assets and liabilities:
Accounts receivable	(102,714)	(59,652)
Prepaid expenses	21,951	(25,500)
Deferred tax asset	(44,592)	(17,933)
Other assets	(25,000)	(6,076)
Accrued interest	13,250	1,570
Accounts payable and accrued expenses	71,043	183,991
Deferred tax liability	44,592	17,933
Deferred revenues	2,218	55,386

Net cash used in operating activities	(298,069)	(675,017)

Cash flows used in investing activities:
Capital expenditures	(6,428)	(12,130)
Website development costs	(365)	(41,619)

Net cash used in investing activities	(6,793)	(53,749)

Cash flows from financing activities:
Proceeds from notes payable	567,201	430,000
Payment to former member	-	(6,830)

Net cash provided by financing activities	567,201	423,170

Net increase (decrease) in cash	262,339	(305,596)

Cash, beginning of period	252,921	951,317

Cash, end of period	$515,260	$645,721

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Beneficial conversion feature associated with convertible notes payable	$191,648	$144,794
Exercise of warrants	$102	$-
Preferred stock dividends	$102,045	$103,791
Goodwill resulting from acquisition and corresponding
increase (decrease) in:	$(347,547)	$105,000
Assets	$(347,547)	$-
Common stock and additional paid-in capital	$-	$105,000

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Accelerize New Media, Inc., or the Company, a Delaware corporation, incorporated on November 22, 2005, is a multi-faceted Internet company providing lead generation and performance-based solutions for its customers.

The Company offers online media solutions for U.S. based businesses to reach their target audience on the Internet. The Company provides lead generation and performance-based customer acquisition solutions via Internet marketing communications offerings, such as portals, blogs, email, organic search traffic, and search engine optimization.  The Company’s primary revenue sources are as follows: (1) Online advertising – the Company’s financial content network is available over the Internet, and the Company’s revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services, and (2) Lead generation/Performance based marketing - utilizing the Company’s internally designed and developed lead generation platform, the Company delivers information to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and new-business leads for such vendors, and in return the Company receives fees. The Company’s current lead generation focus surrounds, but is not limited to, the industry of debt settlement, credit repair/reports, and tax settlements.

The Company ceased operating its Debt Settlement Referral Division effective January 1, 2009. During 2009 it will continue to receive commissions for debt settlement solutions provided to past clients, but will not be adding additional clients.

The balance sheet presented as of December 31, 2008 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2009.  The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $298,000 during the three-month period ended March 31, 2009. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for the Company’s capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2009, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. Three of the Company’s customers accounted for 11%, 11% and 10% of its accounts receivables at March 31, 2009.  Three of the customers accounted for 24%, 15%, and 11% of its accounts receivables at December 31, 2008.  The Company recorded an allowance for doubtful accounts of $12,486 and $6,857 at March 31, 2009 and December 31, 2008, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following:

	March 31, 2009	December 31, 2008
Computer equipment and software	$17,786	$11,358
Phone equipment	19,155	19,155
Office furniture and equipment	11,450	11,450
	48,391	41,963
Accumulated depreciation	(28,297)	(24,436)
	$20,094	$17,527

Depreciation expense amounted to approximately $3,861 and $3,683 during the three-month periods ended March 31, 2009 and 2008, respectively.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company’s online advertising revenues are generated from list management fees, cost-per-action listings, and banner ad sales of its portfolio of Web sites. When an online user navigates to one of the Company’s owned and operated Web sites and clicks or completes the specified action, the Company receives a fee.

The Company’s lead generation network revenues are primarily generated using third-party distribution networks to deliver the merchant advertisers’ listings. The distribution network includes search engines, email marketers, shopping engines, directories, destination sites, Internet domains or Web sites, and other targeted Web-based content. The Company generates revenue upon delivery of a qualified lead to the Company’s merchant advertisers or partner.

Since January 1, 2007, the Company generates a substantial portion of its revenues from its Debt Settlement Referral Division. The Company’s fees are earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter into a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. The Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $669,000 and $667,000 at March 31, 2009 and December 31, 2008, respectively, and is recorded as deferred revenue on the balance sheet.

Since September 2007, the payment to the Company is subject to a partial refund only if a debt settlement agency issues a refund to the consumer over the term of the respective contract.

The Company ceased operating its Debt Settlement Referral Division effective January 1, 2009. During 2009 it will continue to receive commissions for debt settlement solutions provided to past clients, but will not be adding additional clients.

Customer Concentration

One of the Company's customers accounted for approximately 17% of its revenues during the three-month period ended March 31, 2009. Three of the Company’s customers accounted for 39%, 22%, and 12% of the Company’s revenue during the three-month period ended March 31, 2008.

Product Concentration

The Company generates  revenues from the following sources: (1) Online advertising – the Company’s financial content network is available over the Internet, and the Company’s revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services, and (2) Lead generation/Performance based marketing - utilizing the Company’s internally designed and developed lead generation platform, the Company delivers information to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and new-business leads for such vendors, and in return the Company receives fees.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value based on the short-term maturity of these instruments.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $37,245 and $291,748 during the three-month periods ended March 31, 2009 and 2008, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $350 and $42,000 as of March 31, 2009 and December 31, 2008, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Goodwill

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. SFAS No. 142, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Share-Based Payment

Under SFAS No. 123(R), "Share-Based Payment," or SFAS No. 123(R) companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Under Staff Accounting Bulletin No. 107, “Disclosures about Fair Value of Financial Instruments,” or SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. Effective with its fiscal 2006, the Company has adopted the provisions of SFAS No. 123 (R) and related interpretations as provided by SAB 107 prospectively. As such compensation cost is measured on the date of grant as its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

Segment Reporting

The Company generates  revenues from the following sources: (1) Online advertising – the Company’s financial content network is available over the Internet, and the Company’s revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services, and (2) Lead generation/Performance based marketing - utilizing the Company’s internally designed and developed lead generation platform, the Company delivers information to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and new-business leads for such vendors, and in return the Company receives fees.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options, warrants, and shares issuable due to convertible debt amounted to 15,065,375 and 19,979,885 at March 31, 2008 and 2009, respectively, and have been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2009 and 2008:

	For the three-month periods ended
	March 31,
	2009	2008
Numerator:
Net loss attributable to common stock	$(1,071,343)	$(1,056,241)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	27,184,854	23,656,008
Denominator for diluted earnings per share-
Weighted average shares outstanding	27,184,854	23,656,008

Basic earnings per share	$(0.04)	$(0.04)
Diluted earnings per share	$(0.04)	$(0.04)

NOTE 3: PREPAID EXPENSES

At March 31, 2009, the prepaid expenses consisted primarily of insurance and rent expenses.

NOTE 4: DOMAIN NAME RIGHTS

During the fourth quarter of 2008, the Company renewed the certain domain name rights for $25,000 for an additional year.  The Company recognized amortization expense of $6,165 and $49,863 in connection with the domain name rights during the three-month periods ended March 31, 2009 and 2008, respectively.

NOTE 5: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	March 31,	December 31,
	2009	2008
Website development costs	$346,850	$346,485
Less: accumulated amortization	(203,797)	(206,410)
Website development costs, net	$143,053	$140,075

Amortization expense of the website development costs amounted to $2,613 and $39,658 during the three-month periods ended March 31, 2009 and 2008, respectively.

NOTE 6: GOODWILL

At March 31, 2009, the Company wrote-down the value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. SFAS No. 142, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company wrote-down approximately $348,000 during the three-month period ended March 31, 2009.

NOTE 7: CONVERTIBLE NOTES PAYABLE

During the three-month period ended March 31, 2008, the Company issued convertible promissory notes aggregating $430,000 to certain stockholders.  The notes bear interest at 10% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is calculated by dividing the interest dollar amount due on the respective interest payment date by the closing price of the Common Stock, as quoted on the Over-the-Counter Bulletin Board on the last trading day before the respective interest payment date, and rounding it to the nearest whole number. The interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the convertible promissory notes are satisfied.  The convertible promissory notes are due ranging from March 15, 2011 to March 31, 2011.  The Company may prepay the convertible promissory notes without premium.  Each noteholder may convert, at his option, the outstanding principal of the convertible promissory note, after July 30, 2008 and prior to maturity at the lesser of: 1) $0.55 or 2) the average closing price of the Company’s common stock, but in no event less than $0.50, or 3) the effective price per share of a subsequent financing of the Company occurring prior to March 2011.

During the three-month period ended March 31, 2009, the Company issued convertible promissory notes aggregating $627,000 to certain stockholders.  The notes bear interest at 12% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is calculated by dividing the interest dollar amount due on the respective interest payment date by the closing price of the Common Stock, as quoted on the Over-the-Counter Bulletin Board on the last trading day before the respective interest payment date, and rounding it to the nearest whole number. The interest is payable commencing June 1, 2009 and every quarter thereafter, until the obligations under the convertible promissory notes are satisfied.  The convertible promissory notes are due in March, 2012.  The Company may prepay the convertible promissory notes as follows: if on or prior to June 30, 2009, at a premium amounting to sum of 0.5% for each full month remaining between the prepayment date and the maturity date; if after June 30, 2009, without premium. Each noteholder may convert, at his option, the outstanding principal of the convertible promissory note, on and after July 1, 2009 and prior to maturity at the lesser of: 1) $0.50 or 2) the effective price per share of a subsequent financing of the Company occurring prior to March 2012.

In accordance with Emerging Issues Task Force, or EITF, Issue No.00-27, "Application of Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios, to Certain convertible Instruments", the Company recorded a beneficial conversion feature related to the convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the three-month periods ended March 31, 2009 and 2008, respectively, the beneficial conversion feature amounted to $191,648 and $144,794. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the notes payable amounted to $22,484 and $2,757 during the three-month periods ended March 31, 2009 and 2008, respectively. The unamortized debt discount amounted to $339,266 at March 31, 2009.

Associated with the notes payable issued during the three-month period ended March 31, 2009, the Company paid finder’s fees of $61,700 that were deferred and amortized over the period of the loans.  At March 31, 2009, the Company had recognized amortization of $1,901 for the fees.

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock

On January 1, 2008, the Company issued 1,750,000 shares of Common Stock valued at $105,000, pursuant to its acquisition of the Debt Reduction Group, or TDRG.

During the three-month period ended March 31, 2008, the Company paid dividends on its preferred stock amounting to 371,966 shares of Common Stock, which were valued at $103,179.

During the three-month period ended March 31, 2009, the Company paid dividends on its preferred stock amounting to 397,948 shares of Common Stock, which were valued at $102,045.

During the three-month period ended March 31, 2009, the Company issued 250,000 shares of Common Stock to a service provider valued at $50,000.

During the three-month period ended March 31, 2009, the Company issued 101,829 shares of Common Stock to a warrant holder pursuant to a cashless exercise of a warrant issued to the holder in connection with the Company’s Series A Preferred financing.

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

Warrants

In connection with the issuance of notes payable with a 10% annum interest, the Company issued warrants to purchase 215,000 shares of Common Stock exercisable at a price of $0.75 per share at March 31, 2008. The warrants expire in March 2013.

The fair value of the warrants issued in connection with the issuance of the notes payable amounted to $144,794.  The fair value is based on the following assumptions, using Black Scholes Model: term: 5 years; exercise price: $0.75; risk-free interest rate: 2.46%; expected volatility: 66.28%; market value: $0.72.

The expected volatility of the warrants issued in connection with the notes payable was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants was recorded as a debt discount and as an increase to additional paid-in capital.

On February 27, 2009 the board approved the reduction of the exercise price of the warrants issued in connection with the notes payable with a 10% annum interest from $0.75 to $0.55.  The fair value of these warrants amounted to $97,414, and was recorded as a selling, general, and administrative expense and as an increase to additional paid-in capital.

In connection with the issuance of notes payable with a 12% annum interest, the Company issued warrants to purchase 313,500 shares of Common Stock exercisable at a price of $0.55 per share at March 31, 2009. The warrants expire in March 2014.

The fair value of the warrants issued in connection with the issuance of the notes payable amounted to $191,648.  The fair value is based on the following assumptions, using Black Scholes Model: term: 5 years; exercise price: $0.55; risk-free interest rate: 1.67%; expected volatility: 62.10%; market value: $0.32.

The expected volatility of the warrants issued in connection with the notes payable was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants was recorded as a debt discount and as an increase to additional paid-in capital.

During the three-month period ended March 31, 2009, in consideration for services, the Company issued to a service provider warrants to purchase 600,000 shares of Common Stock exercisable at a price of $0.35 per share.  The warrants expire in March 2014.

The fair value of the warrants issued in consideration for services amounted to $139,080.  The fair value is based on the following assumptions, using Black Scholes Model: term: 5 years; exercise price: $0.35; risk-free interest rate: 1.69%; expected volatility: 62.10%; market value: $0.20.

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

On February 27, 2009, the Company’s Board of Directors approved the extension of the exercise date for nine stock option holders to December 31, 2009.  As a result, the Company recognized an expense of $18,488, which increased additional paid-in capital.  The fair value is based on the following assumptions, using Black Scholes Model: term: 5 years; exercise price: $0.15 to $0.35; risk-free interest rate: 1.99%; expected volatility: 62.10%; market value: $0.31.

During the three-month period ended March 31, 2009, the Company granted 20,000 options to certain of its employees.

At March 31, 2009, options to purchase 7,161,000 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price per share of $0.16 per share. The options outstanding vest over periods ranging from two to three years.

During the three-month periods ended March 31, 2009 and 2008, the Company recorded a share-based payment expense amounting to approximately $21,300 and $34,000, respectively, in connection with all options granted at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the three-month period ended March 31, 2009 is based on the Black Scholes Model using the following assumptions:

Exercise price:	$ 0.35
Market price at date of grant:	$ 0.35
Expected volatility:	68.0 to 74.6%
Expected dividend rate:	0%
Risk-free interest rate:	1.67 to 1.99%

The expected volatility is based on the historical volatility of publicly-traded companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the three-month period ended March 31, 2009 amounted to $0.21.

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $58,000 and $248,000 at March 31, 2009 and 2008, respectively and the Company expects that it will be recognized over the following weighted-average period of 33 months.

If any options granted under the Plan expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the Plan. All employees of the Company and its subsidiaries are eligible to receive non-qualified stock options. Non-employee directors and outside consultants who provided bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive non-qualified stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the Common Stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three-six months after their employment termination or one year after their death or permanent and total disability. The Plan provides for adjustments upon changes in capitalization.

The Company’s policy is to issue shares pursuant to the exercise of stock options from its available authorized but unissued shares of Common Stock. It does not issue shares pursuant to the exercise of stock options from its treasury shares.

NOTE 9: SUBSEQUENT EVENTS

In connection with the termination of employment of the Company’s Chief Technology Officer, the Company agreed to re-purchase from him a total of 500,000 shares of Common Stock at a price of $0.10 per share for a total purchase price of $50,000. During April 2009, the Company re-purchased 250,000 shares for $25,000.

During April 2009, the Company issued $10,000 worth of 12% Convertible Promissory Note to another lender and warrants to purchase up to 5,000 shares of Common Stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2008. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We offer online media solutions for U.S. based businesses to reach their target audience on the Internet by providing lead generation and performance based customer acquisition solutions.  We own and operate approximately 6,000 web properties, provide real-time SEC filing and financial data services and operate a proprietary performance-based lead generation platform. We primarily make money from the following two lines of business: (1) Online advertising - Our financial content network is available over the Internet, and our revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services, and (2) Lead generation/Performance based marketing - Utilizing our internally designed and developed lead generation platform, we deliver buyers to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and essentially crafting high-quality new-business leads for such vendors, and in return we receive fees. Our current lead generation focus surrounds, but is not limited to, the industry of debt settlement, credit repair/reports, and tax settlements.

Recent Developments

During March 2009, we raised an aggregate amount of $627,000 in convertible loans from 18 different lenders. In connection with the loan, we issued to each of the lenders a convertible promissory note and a Common Stock purchase warrant. The notes accrue interest at the rate of 12% per annum and mature in March 2012. Interest may be paid, at the lenders’ option, in cash or in shares of Common Stock of the Company. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is calculated by dividing the interest dollar amount due on the respective interest payment date by the closing price of the Common Stock, as quoted on the Over-the-Counter Bulletin Board on the last trading day before the respective interest payment date, and rounding it to the nearest whole number. Principal shall be due and payable on the maturity date, and subject to the following conditions, shall be payable at the option of the lender in cash or shares of Common Stock as follows: (i) if the average closing price of the Common Stock on the last 5 trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50; (ii) if the average closing price of the Common Stock on the last 5 trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.

The lenders may convert, at their option, the outstanding principal of the notes into Company Common Stock, on and after July 1 2009 and prior to maturity date, at the lesser of: (i) $0.50 per share; or (ii) the lowest effective purchase price, conversion price or exercise price, as the case may be, of any new transaction pursuant to which shares of Common Stock, or securities convertible or exercisable into shares of Common Stock, are issued by the Company before the maturity date, except for shares of Common Stock issued under the Accelerize New Media Stock Option Plan.

In addition, the Company issued to the lenders Common Stock purchase warrants to purchase an aggregate of 313,500 shares. The warrants are exercisable for 5 years and expire on 2014, with an exercise price of $0.55 per share. The Company has the right to call the warrants, at a redemption price of $.001 per warrant share, commencing on the first trading day after the Common Stock of the Company has traded for ten consecutive days at an average closing price at or exceeding $1.25 per share.

Results of Operations, March 31, 2009 and 2008

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Three-months periods ending		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2009	2008	in $ 2008	in % 2007
			vs 2007	vs 2006
Revenue:
Lead generation revenues	$777,649	$384,132	$393,517	102.4%
Debt solution revenues	190,972	302,885	(111,913)	-36.9%
Advertising and other revenues	63,845	87,888	(24,043)	-27.4%
Total revenues:	1,032,466	774,905	257,561	33.2%

Operating expenses:
Selling, general and administrative	1,986,840	1,731,374	255,466	14.8%
Total operating expenses	1,986,840	1,731,374	255,466	14.8%

Operating loss	(954,374)	(956,469)	2,095	-0.2%

Other income (expense):
Interest income (expense)	(14,924)	3,407	(18,331)	-538.0%
	(14,924)	3,407	(18,331)	-538.0%

Net loss	(969,298)	(953,062)	(16,236)	1.7%

Less dividends issued for series A and B preferred stock	102,045	103,179	$(1,134)	-1.1%

Net loss attributable to common stock	$(1,071,343)	$(1,056,241)	$(15,102)	1.4%
NM: Not Meaningful

Revenues

The Company generates  revenues from the following sources: (1) Online advertising – the Company’s financial content network is available over the Internet, and the Company’s revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services, and (2) Lead generation/Performance based marketing - utilizing the Company’s internally designed and developed lead generation platform, the Company delivers information to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and new-business leads for such vendors, and in return the Company receives fees.

Our increase in lead generation revenues during the three-month period ended March 31, 2009, when compared to the prior period is due primarily to an increase in the number of leads we sold to our marketing partners.  During 2009, management placed greater emphasis on our lead generation platform as a dominant business line and source of revenue.

Our decrease in debt settlement referrals revenues during the three-month period ended March 31, 2009, when compared to the prior period is primarily due to our decision to cease operating our Debt Settlement Referral Division effective January 1, 2009. During 2009, we will continue to receive commissions for debt settlement solutions provided to past clients, but will not be adding additional clients.

Our decrease in advertising and other revenues during the three-month period ended March 31, 2009 when compared to the prior period is due to a change in financial data providers and testing different online marketing and traffic acquisition strategies.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The increase in selling, general and administrative expenses during the three-month period ended March 31, 2009 when compared with the prior period is primarily due to the following:

•
an increase in lead acquisition costs of approximately $129,000; this increase is primarily due to a concerted effort by management to use such marketing programs compared to others, which are less efficient;

•	an increase in impairment of goodwill according to SFAS No. 142 of approximately $348,000 which was recorded in the three-month period ended March 31, 2009, and which did not occur in 2008;
•
an increase in warrant expense of approximately $236,000 due to the re-pricing of the warrants issued to the 10% notes holders; the exercise price decreased from $0.75 to $0.55, as well from the issuance of warrants for consulting services;

•
a decrease in amortization costs of approximately $78,000; this decrease is primarily due to the fact that the Company has invested less in web development costs in 2009 when compared to prior periods, resulting in a lower amortization base;

•
a decrease in professional services expense of approximately $131,000; this decrease is primarily due to the termination of an agreement with a marketing consultant in February 2009 and, to a lesser extent, a decrease in allocation of outside resources to support the operations of the Company; and

•
a decrease in payroll expenses of approximately $244,000; this decrease is primarily due to the termination of employment of a number of employees in September 2008 resulting from the Company’s decreased involvement in the sales and marketing of debt settlement solutions.

Interest

Interest expense consists of interest charges associated with notes payable issued in 2008 and 2009.  The increase in interest expense during the three-month period ended March 31, 2009 is primarily due to the increase in the accrued interest associated with the notes payable.

Liquidity and Capital Resources

At March 31, 2009, our cash amounted to approximately $515,000 and our working deficit amounted to approximately $213,000. During the three-month period ended March 31, 2009, cash increased due to cash provided by financing activities, offset by cash used in operating and investing activities.

During the three-month period ended March 31, 2009, we used cash in our operating activities amounting to approximately $298,000. Our cash used in operating activities was comprised of our net loss of approximately $766,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $40,000;
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $17,000;
•	Fair value of shares issued for services of $50,000;
•	Fair value of warrants issued of approximately $97,000;
•	Fair value of warrants issued for services of approximately $139,000; and
•	Impairment of goodwill of approximately $348,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $103,000, resulting from increased lead generation revenues; and
•	Increase in accounts payable and accrued expenses of approximately $71,000, resulting from increased marketing programs expenditures associated with increased acquisition of leads.

During the three-month period ended March 31, 2009, we incurred website development costs of approximately $400 in connection with development and enhancement of our websites and capital expenditures of approximately $6,000.

During the three-month period ended March 31, 2009, we generated cash from financing activities of approximately $567,000, which consisted of the proceeds from notes payable of $567,000.

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

Capital Raising Transactions

During March 2009, we raised an aggregate amount of $627,000 in convertible loans from 18 different lenders. In connection with the loan, we issued to each of the lenders a convertible promissory note and a Common Stock purchase warrant. The notes accrue interest at the rate of 12% per annum and mature in March 2012. Interest may be paid, at the lenders’ option, in cash or in shares of Common Stock of the Company. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is calculated by dividing the interest dollar amount due on the respective interest payment date by the closing price of the Common Stock, as quoted on the Over-the-Counter Bulletin Board on the last trading day before the respective interest payment date, and rounding it to the nearest whole number. Principal shall be due and payable on the maturity date, and subject to the following conditions, shall be payable at the option of the lender in cash or shares of Common Stock as follows: (i) if the average closing price of the Common Stock on the last 5 trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50; (ii) if the average closing price of the Common Stock on the last 5 trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.

We may prepay the notes at any time. If the prepayment is on or prior to June 30, 2009, it will carry a premium equal to the sum of 0.5% for each full month remaining between the prepayment date and the maturity date multiplied by the principal amount then payable. In such case, principal and accrued interest are payable solely in cash. We may prepay the notes at any time on and after July 1, 2009 but prior to the maturity date without any premium or penalty. In such case, the noteholder has the option to have the principal and accrued interest paid in cash or shares of our Common Stock. If the notes are paid in shares, the notes are convertible using the same rate as described below.

The lenders may convert, at their option, the outstanding principal of the notes into shares of the Company’s Common Stock, on and after July 1 2009 and prior to maturity date, at the lesser of: (i) $0.50 per share; or (ii) the lowest effective purchase price, conversion price or exercise price, as the case may be, of any new transaction pursuant to which shares of Common Stock, or securities convertible or exercisable into shares of Common Stock, are issued by the Company before the maturity date, except for shares of Common Stock issued under the Accelerize New Media Stock Option Plan.

In addition, we issued to the lenders Common Stock purchase warrants to purchase an aggregate of 313,500 shares. The warrants are exercisable for 5 years and expire on 2014, with an exercise price of $0.55 per share. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants is subject to adjustment in the event of stock splits, stock dividends and reorganizations, or in the event we issue shares of Common Stock or securities convertible or exchangeable to shares of Common Stock at an effective price less than the then exercise price of the warrants in which event the exercise price would be adjusted downward. We have the right to call the warrants, at a redemption price of $.001 per warrant share, commencing on the first trading day after our Common Stock has traded for 10 consecutive days at an average closing price at or exceeding $1.25 per share.

We used the cash proceeds from the offerings, the promissory notes and the line of credit advances to finance our on going operations, including, development, sales, marketing and support services.

The interest and amortization expense associated with the notes payable amounted to $22,484 during the three-month period ended March 31, 2009.

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

Evaluation of Disclosure Controls and Procedures -

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures. Based upon the evaluation conducted by management in connection with the review of our financial statements for the three-month period ended March 31, 2009, we identified material weaknesses in our internal control over financial reporting as described below. As a result of this material weakness, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009 to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of March 31, 2009, management identified the following material weaknesses:

·	There is no documentation that the board of directors monitored or provided oversight responsibility related to financial reporting and related internal controls and considered its effectiveness;
·	While the Company has processes in place, there are no formal written policies and procedures related to certain financial reporting processes;
·	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;
·	The Company lacked the resources and personnel to implement proper segregation of duties or other risk mitigation system.

The Company intends to gradually improve its internal control over financial reporting to the extent that it can allocate resources to such improvements. It intends to prioritize the design of its internal control over financial reporting starting with its control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness. Due to the existence of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting –

There has been no change in our internal control over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During March 2009, we raised an aggregate amount of $627,000 in convertible notes from 18 different lenders as described above under Part I Item 2. Management’s Discussion and Analysis and Results of Operations, “Capital Raising Transactions”. In addition, we issued to the lenders Common Stock purchase warrants to purchase an aggregate of 313,500 shares.

We used the cash proceeds from the loans to finance our on going operations, including, development, sales, marketing and support services.

During March 2009, we issued to Strategic Growth International, Inc., an investors relations company, 250,000 shares of Common Stock and issued a warrant to purchase up to an additional 1,200,000 shares of Common Stock of the Company. The Warrant is exercisable for a period of five years at a price of $0.35 per share.

During February 2009, in connection with execution of a Termination and Mutual Release Agreement, we issued an Amended Common Stock Purchase Warrant for the purchase of up to 2,708,333 shares of Common Stock, exercisable at a price of $0.55 per share, instead of the warrant to purchase up to 5,000,000 shares of Common Stock issued to the service provider with the original agreement.

On March 1, 2009 we issued to our Series A Preferred Stock holders 133,165 shares of our Common Stock as dividends, valued at $19,973.

On March 1, 2009 we issued to our Series B Preferred Stock holders 264,783 shares of our Common Stock as dividends, valued at $82,072.

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

During February 2009, we issued 89,100 shares of Common Stock to a warrant holder pursuant to a cashless exercise of a warrant issued to them in connection with the Company’s Series A Preferred financing. This issuance was deemed exempt under Section 3(a)(9) of the Securities Act of 1933.

Item 6.    Exhibits

4.1	Common Stock Purchase Warrant issued to SGI and dated March 23, 2009. (filed with our Current Report on Form 8-K filed with the SEC on March 27, 2009.)
10.1	Agreement between the Company and Strategic Growth International, Inc., dated March 23, 2009. (filed with our Current Report on Form 8-K filed with the SEC on March 27, 2009.)
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: May 8, 2009	By:	/s/ Brian Ross
Brian Ross Chief Executive Officer