Form 10-Q
period 2009-06-30
ACCELERIZE NEW MEDIA INC
filed 2009-08-11
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 28,005,230 as of August 5, 2009.

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

ACCELERIZE NEW MEDIA, INC.

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	4-17

Item 2.	Management’s Discussion and Analysis And Results of Operations	18-22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22-23

Item 6.	Exhibits	23

SIGNATURES		23

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	June 30,	December 31,
ASSETS	2009	2008
	(Unaudited)	(1)
Current Assets:
Cash	$288,891	$252,921
Accounts receivable, net of allowance for bad debt of $19,909 and $6,857 at
June 30, 2009 and December 31, 2008, respectively	208,707	177,752
Prepaid expenses and other assets	34,303	30,224
Domain name rights	8,014	20,411
Deferred tax asset	103,912	56,030
Total current assets	643,827	537,338

Website development costs, net of accumulated amortization of $227,144 and
$206,410 at June 30, 2009 and December 31, 2008, respectively	119,706	140,075

Fixed assets, net of accumulated depreciation of $31,705 and $24,436 at
June 30, 2009 and December 31, 2008, respectively	13,408	17,527

Deferred financing fees	56,521	-
Goodwill	154,000	685,547
Total assets	$987,462	$1,380,487

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$431,693	$442,565
Deferred revenues- short-term	476,177	580,920
Deferred tax liability	103,912	56,030
Total current liabilities	1,011,782	1,079,515

Convertible notes payable and accrued interest, net of debt discount of $339,266
and $156,852 at March 31, 2009 and December 31, 2008, respectively	813,695	375,787
Deferred revenue- long-term	145,835	86,110
Total liabilities	1,971,312	1,541,412

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	728,567	728,567
Series B, 112,125 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	3,565,813	3,644,563
Common stock; $.001 par value; 100,000,000 shares authorized;
28,005,230 and 27,184,854 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	28,505	27,185
Additional paid-in capital	7,356,953	6,552,272
Treasury stock	(500)	-
Accumulated deficit	(12,663,188)	(11,113,512)

Total stockholders’ deficit	(983,850)	(160,925)

Total liabilities and stockholders’ deficit	$987,462	$1,380,487

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Lead generation revenues	$999,565	$226,541	$1,777,214	$529,426
Debt solution revenues	189,348	549,815	380,320	933,947
Advertising and other revenues	39,022	76,619	102,867	164,507
Total revenues:	1,227,935	852,975	2,260,401	1,627,880

Operating expenses:
Selling, general and administrative	1,562,272	1,799,772	3,549,112	3,531,146
Total operating expenses	1,562,272	1,799,772	3,549,112	3,531,146

Operating loss	(334,337)	(946,797)	(1,288,711)	(1,903,266)

Other expense:
Interest expense	(39,683)	(10,288)	(54,607)	(6,881)
	(39,683)	(10,288)	(54,607)	(6,881)

Net loss	(374,020)	(957,085)	(1,343,318)	(1,910,147)

Less dividends series A and B preferred stock	104,313	104,313	206,358	207,492

Net loss attributable to common stock	$(478,333)	$(1,061,398)	$(1,549,676)	$(2,117,639)

Basic and diluted loss per common share	$(0.02)	$(0.04)	$(0.06)	$(0.09)

Basic and diluted weighted average common
shares outstanding	27,843,668	24,051,131	27,620,876	23,906,070

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Six-month periods ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,343,318)	$(1,910,147)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	62,882	198,698
Amortization of deferred compensation	-	64,260
Impairment of goodwill	531,547	-
Fair value of shares issued for services	50,000	-
Change in terms of warrants issued	97,414	-
Fair value of warrants issued for services	139,080	-
Fair value of options granted	54,177	68,053
Changes in operating assets and liabilities:
Accounts receivable	(30,955)	(47,993)
Prepaid expenses	20,921	(21,859)
Deferred tax asset	(35,253)	(5,756)
Other assets	(25,000)	(12,584)
Accrued interest	8,148	3,201
Accounts payable and accrued expenses	(10,872)	293,405
Deferred tax liability	35,253	5,756
Deferred revenues	(45,018)	159,730

Net cash used in operating activities	(490,994)	(1,205,236)

Cash flows used in investing activities:
Capital expenditures	(3,150)	(12,130)
Website development costs	(365)	(45,547)

Net cash used in investing activities	(3,515)	(57,677)

Cash flows from financing activities:
Proceeds from notes payable	580,479	530,000
Payment to former member	-	(14,491)
Repurchase of shares of common stock	(50,000)	-

Net cash provided by financing activities	530,479	515,509

Net increase (decrease) in cash	35,970	(747,404)

Cash, beginning of period	252,921	951,317

Cash, end of period	$288,891	$203,913

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,120	$9,679

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Beneficial conversion feature associated with convertible notes payable	$194,703	$144,794
Revaluation of beneficial conversion feature associated with
convertible notes payable	$35,019	$-
Conversion of preferred stock Series B to common stock	$78,750	$-
Cashless exercise of warrants	$102	$-
Preferred stock dividends	$206,358	$207,492
Fair value of shares issued for future services	$50,000	$71,400
Goodwill resulting from acquisition and corresponding
increase (decrease) in:	$-	$105,000
Assets	$-	$-
Common stock and additional paid-in capital	$-	$105,000

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN:

Accelerize New Media, Inc., or the Company, a Delaware corporation, incorporated on November 22, 2005, is a multi-faceted Internet company providing performance-based solutions for its customers.

The Company offers online media solutions for U.S. based businesses to reach their target audience on the Internet. The Company provides lead generation and performance-based customer acquisition solutions via internet marketing communications offerings, such as portals, blogs, and search engine optimization.  The Company’s primary revenue sources are as follows: (1) Online advertising – the Company’s financial content network is available over the Internet, and the Company’s revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services, and (2) Lead generation/Performance based marketing - utilizing the Company’s internally designed and developed lead generation platform, the Company delivers information to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and new-business leads for such vendors, and in return the Company receives fees. The Company’s current lead generation focus surrounds, but is not limited to, the industry of debt settlement, credit repair/reports, and tax settlements.

The Company ceased operating its Debt Settlement Referral Division effective January 1, 2009. During 2009 it will continue to receive commissions for debt settlement solutions provided to past clients, but will not be adding additional clients.

The balance sheet presented as of December 31, 2008 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K dated March 31, 2009.  The results of operations for the six-month period ended June 30, 2009 are necessarily indicative of the results for the year ending December 31, 2009.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $491,000 during the six-month period ended June 30, 2009. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the six-month period ended June 30, 2009, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. Three of the Company’s customers accounted for 16%, 15% and 14% of its accounts receivables at June 30, 2009.  Three of the customers accounted for 24%, 15%, and 11% of its accounts receivables at December 31, 2008.  The Company recorded an allowance for doubtful accounts of $19,909 and $6,857 at June 30, 2009 and December 31, 2008, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following as:

	June 30, 2009	December 31, 2008
Computer equipment and software	$14,508	$11,358
Phone equipment	19,155	19,155
Office furniture and equipment	11,450	11,450
	45,113	41,963
Accumulated depreciation	(31,705)	(24,436)
	$13,408	$17,527

Depreciation expense amounted to approximately $7,000 and $15,000 during the six-month periods ended June 30, 2009 and 2008, respectively.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company’s online advertising revenues are generated from the pay-per-click, cost-per-action listings, and banner ad sales of its portfolio of web sites. When an online user navigates to one of the Company’s owned and operated Web sites and clicks and or visits on a particular listing/web page or completes the specified action, the Company receives a fee.

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

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if: 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract, or 2) the debt settlement agencies issue a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $622,000 and $667,000 at June 30, 2009 and December 31, 2008, respectively, and is recorded as deferred revenue on the balance sheet.

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

Customer Concentration

One of the Company's customers accounted for approximately 14% of its revenues during the six-month period ended June 30, 2009. Three of the Company’s customers accounted for 21%, 13%, and 10% of the Company’s revenue during the six-month period ended June 30, 2008.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2009 and December 31, 2008, with the exception of its convertible promissory notes.  The carrying amount of the convertible promissory notes at June 30, 2009 and December 31, 2008, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2009 and December 31, 2008, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was effective for January 1, 2008. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $84,504 and $127,473 during the six-month periods ended June 30, 2009 and 2008, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $400 and $51,000 during the six-month period ended June 30, 2009 and fiscal year ended December 31, 2008, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Goodwill

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards, or SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  The new standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the issuance of financial statements. Specifically, the standard sets forth: 1) the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) the circumstances that an entity should recognize events or transactions that occur after the balance sheet date, and 3) the disclosures that an entity should make about events or transactions that occur after the balance sheet date.  In preparing these consolidated financial statements, the Company evaluated events that occurred through August 11, 2009 for potential recognition or disclosure.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162”.  The new standard sets forth that the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also source for authoritative GAAP for SEC registrants. When the statement is effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options and warrants amounted to 18,309,008 and 14,815,375 at June 30, 2009 and 2008, respectively, and have been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the six-month periods ended June 30, 2009 and 2008:

	For the six-month periods ended
	June 30,
	2009	2008
Numerator:
Net loss attributable to common stock	$(1,549,676)	$(2,117,639)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	27,620,876	23,906,070
Denominator for diluted earnings per share-
Weighted average shares outstanding	27,620,876	23,906,070

Basic earnings per share	$(0.06)	$(0.09)
Diluted earnings per share	$(0.06)	$(0.09)

NOTE 3: PREPAID EXPENSES

At June 30, 2009, the prepaid expenses consisted primarily of prepaid insurance.

NOTE 4: DOMAIN NAME RIGHTS

During 2008, the Company renewed the domain name rights for $25,000 for an additional year.  The Company recognized amortization expense of $12,397 and $99,726 in connection with the domain name rights during the six-month period ended June 30, 2009 and 2008, respectively.

NOTE 5: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	June 30,	December 31,
	2009	2008
Website development costs	$346,850	$346,485
Less: accumulated amortization	(227,144)	(206,410)
Website development costs, net	$119,706	$140,075

Amortization expense of the website development costs amounted to $20,734 and $76,651 during the six-month periods ended June 30, 2009 and 2008, respectively.

NOTE 6: GOODWILL

At June 30, 2009, the Company wrote-down the value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. SFAS 142, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company wrote-down approximately $532,000 during the six-month period ended June 30, 2009.

NOTE 7: CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company issued convertible promissory notes aggregating $530,000 to certain stockholders.  The notes bear interest at 10% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of common stock. If the accrued interest is paid in shares of common stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the Over-the-Counter Bulletin Board (“OTCBB”) of the trading day immediately prior to the interest payment date.  The interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the convertible promissory notes are satisfied.  The convertible promissory notes are due ranging from March 15, 2011 to March 31, 2011.  Effective May 29, 2009, on the maturity date, the lender has the option of having the note paid in cash or shares of common stock as follows: 1) if the average closing price of the common stock on the last five trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of common stock. In such case, the number of shares of common stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, 2) if the average closing price of the common stock on the last five trading days prior to maturity date is less than $0.50, then the principal may only be paid in cash. The Company may prepay the convertible promissory notes as follows: if prior to July 30, 2008, at a premium amounting to sum of 0.5% for each full month remaining between the prepayment date and the maturity date; if after July 30, 2008, without premium.  Each noteholder may convert, at his option, the outstanding principal of the convertible promissory note, after July 30, 2008 and prior to maturity at the lesser of: 1) $0.75 or 2) the average closing price of the Company’s common stock, but in no event less than $0.50, or 3) the effective price per share of a subsequent financing of the Company occurring prior to March 2011.

During the six-month period ended June 30, 2009, the Company issued convertible promissory notes aggregating $637,000 to certain stockholders.  The notes bear interest at 12% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of common stock. If the accrued interest is paid in shares of common stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest is payable commencing June 1, 2009 and every quarter thereafter, until the obligations under the convertible promissory notes are satisfied.  The maturity dates of the convertible promissory notes range from February to April 2012.  Effective May 29, 2009, on the maturity date, the lender has the option of having the note prepaid in cash or share of common stock as follows: 1) if the average closing price of the common stock on the last five trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of common stock. In such case, the number of shares of common stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, 2) if the average closing price of the common stock on the last five trading days prior to maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the convertible promissory notes as follows: if prior to July 1, 2009, at a premium amounting to sum of 0.5% for each full month remaining between the prepayment date and the maturity date; if after July 1, 2009, without premium.  Each noteholder may convert, at his option, the outstanding principal of the convertible promissory note, after July 1, 2009 and prior to maturity at the lesser of: 1)  $0.50 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

In accordance with Emergency Issues Task Force, or EITF Issue No.00-27, "Application of Issue No. 98-5, Accounting for convertible securities with beneficial conversion features of contingently adjustable conversion ratios, to certain convertible instruments", the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the six-month periods ended June 30, 2009 and 2008, respectively, the beneficial conversion feature amounted to $194,703 and $179,450. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the notes payable amounted to $30,630 and $10,438 during the six-month periods ended June 30, 2009 and 2008, respectively. The unamortized debt discount amounted to $364,092 at June 30, 2009.

Following the modification of the terms of the 10% convertible promissory notes in May 2009, the Company recognized a beneficial conversion feature in excess of that previously recognized, which amounted to $35,019.  The revised beneficial conversion feature is partly based on the following assumptions for the valuation of warrants associated with the convertible promissory notes, using Black Scholes Model: term: 5 years; exercise price: $0.75; risk-free interest rate: 2.01%; expected volatility: 61.33% to 62.10%; market value: $0.40. The expected volatility of the beneficial conversion features was based on the average historical volatility of comparable publicly-traded companies.

Associated with the convertible notes payable issued during the three-month period ended March 31, 2009, the Company paid finder’s fees of $62,700 that were deferred and amortized over the period of the loans.  At June 30, 2009, the Company had recognized amortization of $7,179 for the fees.

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock

On January 1, 2008, the Company issued 1,750,000 shares of common stock valued at $105,000, pursuant to its acquisition of TDRG.

During the six-month period ending June 30, 2008, the Company entered into a six-month contract for banking and financial services.  As per the contract, the Company issued 105,000 shares of common stock, valued at $71,400.  At June 30, 2008, the Company had expensed $64,260 and had deferred compensation of $7,140.

During the six-month period ended June 30, 2008, the Company paid dividends on its preferred stock amounting to 508,076 shares of common stock, which were valued at $207,492.

During the six-month period ended June 30, 2009, the Company paid dividends on its preferred stock amounting to 743,547 shares of common stock, which were valued at $206,358.

During the six-month period ended June 30, 2009, the Company issued 250,000 shares of common stock to a service provider valued at $50,000.

During the six-month period ended June 30, 2009, the Company issued 101,829 shares of common stock to a warrant holder pursuant to a cashless exercise of a warrant issued to them in connection with the Company’s Series A Preferred financing.

During the six-month period ended June 30, 2009, the Company issued 225,000 shares of common stock to a holder of Preferred Stock Series B, pursuant to a conversion of 2,250 shares of Preferred Stock Series B stock.

During the six-month period ended June 30, 2009, the Company repurchased 500,000 shares of its common stock from a stockholder.

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

During the six-month period ended June 30, 2009, the Company issued 225,000 shares of common stock to a holder of Preferred Stock Series B, pursuant to a conversion of 2,250 shares of Preferred Stock Series B stock

Warrants

In connection with the issuance of notes payable with a 10% annum interest, the Company issued warrants to purchase 265,000 shares of Common Stock exercisable at a price of $0.75 per share at March 31, 2008. The warrants expire in March 2013.

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

In connection with the issuance of notes payable with a 12% annum interest, the Company issued warrants to purchase 318,500 shares of Common Stock exercisable at a price of $0.55 per share at June 30, 2009. The warrants expire in March and April 2014.

The fair value of the warrants issued in connection with the issuance of the notes payable amounted to $194,703.  The fair value is based on the following assumptions, using Black Scholes Model: term: 5 years; exercise price: $0.55; risk-free interest rate: 1.67% to 1.83%; expected volatility: 61.33% to 62.10%; market value: $0.32.

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

The fair value of the warrants issued was recorded as an expense and as an increase to additional paid-in capital.

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

During the six-month period ended June 30, 2009, the Company granted 20,000 options to certain of its employees.

At June 30, 2009, options to purchase 7,146,000 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price per share of $0.16 per share. The options outstanding vest over periods ranging from two to three years.

During the six-month periods ended June 30, 2009 and 2008, the Company recorded a share-based payment expense amounting to approximately $35,700 and $68,000, respectively, in connection with all options granted at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the three-month period ended June 30, 2009 is based on the Black Scholes Model using the following assumptions:

Exercise price:	$ 0.35
Market price at date of grant:	$ 0.35
Expected volatility:	68.0 to 74.6%
Expected dividend rate:	0%
Risk-free interest rate:	1.67 to 1.99%

The expected volatility is based on the historical volatility of publicly-traded companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the six-month period ended June 30, 2009 amounted to $0.21.

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $44,000 and $214,000 at June 30, 2009 and 2008, respectively and the Company expects that it will be recognized over the following weighted-average period of 30 months.

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

Recent Developments

In May 2009 the Company and the lenders entered amendments to both the 10% Convertible Promissory Notes issued in March 2008 and the 12% Convertible Promissory Notes issued in March and April 2009. The amendments provide for certain changes in the Terms of Repayment and the Lender's Conversion Price of both Notes.

Results of Operations, June 30, 2009 and 2008

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/	Six-month periods ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)	June 30,		(Decrease)	(Decrease)
	2009	2008	in $ 2009	in % 2009	2009	2008	in $ 2009	in % 2009
			vs 2008	vs 2008			vs 2008	vs 2008
Revenue:
Lead generation revenues	$ 999,565	$ 226,541	$ 773,024	341.2%	$ 1,777,214	$ 529,426	$ 1,247,788	235.7%
Debt solution revenues	189,348	549,815	(360,467)	-65.6%	380,320	933,947	(553,627)	-59.3%
Advertising and other revenues	39,022	76,619	(37,597)	-49.1%	102,867	164,507	(61,640)	-37.5%
Total revenues:	1,227,935	852,975	374,960	44.0%	2,260,401	1,627,880	632,521	38.9%

Operating expenses:
Selling, general and administrative	1,562,272	1,799,772	(237,500)	-13.2%	3,549,112	3,531,146	17,966	0.5%
Total operating expenses	1,562,272	1,799,772	(237,500)	-13.2%	3,549,112	3,531,146	17,966	0.5%

Operating loss	(334,337)	(946,797)	612,460	-64.7%	(1,288,711)	(1,903,266)	614,555	-32.3%

Other income (expense):
Interest income (expense)	(39,683)	(10,288)	(29,395)	285.7%	(54,607)	(6,881)	(47,726)	693.6%
	(39,683)	(10,288)	(29,395)	285.7%	(54,607)	(6,881)	(47,726)	693.6%

Net loss	(374,020)	(957,085)	583,065	-60.9%	(1,343,318)	(1,910,147)	566,829	-29.7%

Less dividends issued for series A and B preferred stock	104,313	104,313	-	0.0%	206,358	207,492	$ (1,134)	-0.5%

Net loss attributable to common stock	$ (478,333)	$ (1,061,398)	$ 583,065	-54.9%	$ (1,549,676)	$ (2,117,639)	$ 567,963	-26.8%
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

Our increase in lead generation revenues during the three and six-month period ended June 30, 2009, when compared to the prior period is due primarily to an increase in the number of leads we sold to our marketing partners.  During 2009, management placed greater emphasis on our lead generation platform as a dominant business line and source of revenue.

Our decrease in debt settlement referrals revenues during the three and six-month period ended June 30, 2009, when compared to the prior period is primarily due to our decision to cease operating our Debt Settlement Referral Division effective January 1, 2009. During 2009, we will continue to receive commissions for debt settlement solutions provided to past clients, but will not be adding additional clients.

Our decrease in advertising and other revenues during the three and six-month period ended June 30, 2009 when compared to the prior period is due to a change in financial data providers and testing different online marketing and traffic acquisition strategies.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses during the three-month period ended June 30, 2009 when compared with the prior period is primarily due to the following:

•	an increase in lead acquisition costs of approximately $74,000; this increase is primarily due to a concerted effort by management to place greater emphasis on our lead generation initiatives;
•	an increase in impairment of goodwill according to SFAS No. 142 of approximately $184,000 which was recorded in the three-month period ended June 30, 2009, and which did not occur in 2008;
•	a decrease in IT expense of approximately $82,000 due to a reduction in cost for hosting and financial data feeds;
•
a decrease in amortization costs of approximately $51,000; this decrease is primarily due to the fact that the Company has invested less in web development costs in 2009 when compared to prior periods, resulting in a lower amortization base;

•
a decrease in professional services expense of approximately $107,000; this decrease is primarily due to the termination of an agreement with a marketing consultant in February 2009 and, to a lesser extent, a decrease in allocation of outside resources to support the operations of the Company; and

•
a decrease in payroll expenses of approximately $212,000; this decrease is primarily due to the termination of a number of employees in September 2008 resulting from the Company’s decreased involvement in the sales and marketing of debt settlement solutions.

The decrease in selling, general and administrative expenses during the six-month period ended June 30, 2009 when compared with the prior period is primarily due to the following:

•	an increase in lead acquisition costs of approximately $203,000; this increase is primarily due to a concerted effort by management to place greater emphasis on our lead generation initiatives;
•	an increase in impairment of goodwill according to SFAS No. 142 of approximately $532,000 which was recorded in the six-month period ended June 30, 2009, and which did not occur in 2008;
•
an increase in warrant expense of approximately $236,000 from the issuance of warrants for consulting services and due to the re-pricing of the warrants issued to the 10% notes holders; the exercise price decreased from $0.75 to $0.55;

•	a decrease in IT expense of approximately $77,000 due to a reduction in cost for hosting and financial data feeds;
•
a decrease in amortization costs of approximately $128,000; this decrease is primarily due to the fact that the Company has invested less in web development costs in 2009 when compared to prior periods, resulting in a lower amortization base;

•
a decrease in professional services expense of approximately $221,000; this decrease is primarily due to the termination of an agreement with a marketing consultant in February 2009 and, to a lesser extent, a decrease in allocation of outside resources to support the operations of the Company; and

•
a decrease in payroll expenses of approximately $454,000; this decrease is primarily due to the termination of a number of employees in September 2008 resulting from the Company’s decreased involvement in the sales and marketing of debt settlement solutions.

Interest

Interest expense consists of interest charges associated with notes payable issued in 2008 and 2009.  The increase in interest expense during the three and six month periods ended June 30, 2009 is primarily due to the increase in the accrued interest associated with the 12% notes payable issued in 2009.

Liquidity and Capital Resources

At June 30, 2009, our cash amounted to approximately $289,000 and our working deficit amounted to approximately $368,000.

During the six-month period ended June 30, 2009, we used cash in our operating activities amounting to approximately $491,000. Our cash used in operating activities was comprised of our net loss of approximately $1,343,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $54,000;
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $63,000;
•	Impairment of goodwill of approximately $532,000;
•	Fair value of warrants issued for services of approximately $139,000;
•	Change in terms of warrants issued of approximately $97,000; and
•	Fair value of shares issued for services of $50,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $31,000, resulting from increased lead generation revenues; and
•	Decrease in deferred revenue of approximately $45,000, resulting from increased number of consumers successfully referred to debt settlement agencies.

During the six-month period ended June 30, 2009, we incurred website development costs of approximately $400 in connection with development and enhancement of our websites and capital expenditures of approximately $3,000.

During the six-month period ended June 30, 2009, we generated cash from financing activities of approximately $530,000, which primarily consisted of the proceeds from notes payable of $580,000, offset by the repurchase of shares of common stock of $50,000.

During the six-month period ended June 30, 2008, we used cash in our operating activities amounting to approximately $1,205,236. Our cash used in operating activities was comprised of our net loss of approximately $1,910,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $68,000;
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $199,000; and
•	Amortization of deferred compensation of approximately $64,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $48,000, resulting from increased lead generation revenues;
•	Increase in accounts payable and accrued expenses of approximately $293,000, resulting from increased marketing programs expenditures associated with increased acquisition of leads; and
•	Increase in deferred revenue of approximately $160,000, resulting from increased number of consumers successfully referred to debt settlement agencies.

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

Capital Raising Transactions

During March and April 2009, we raised an aggregate amount of $637,000 in convertible loans from 18 different lenders. In May 2009 we and the Lenders amended the Terms of Repayment and Lender's Conversion Price of the Notes. In connection with the loan, we issued to each of the lenders a convertible promissory note and a Common Stock purchase warrant. The notes accrue interest at the rate of 12% per annum and mature in March 2012. Interest may be paid, at the lenders’ option, in cash or in shares of Common Stock of the Company. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is calculated by dividing the interest dollar amount due on the respective interest payment date by the closing price of the Common Stock, as quoted on the Over-the-Counter Bulletin Board on the last trading day before the respective interest payment date, and rounding it to the nearest whole number. Principal shall be due and payable on the maturity date, and subject to the following conditions, shall be payable at the option of the lender in cash or shares of Common Stock as follows: (i) if the average closing price of the Common Stock on the last 5 trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50; (ii) if the average closing price of the Common Stock on the last 5 trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.

We may prepay the notes at any time. If the prepayment is on or prior to July 1, 2009, it will carry a premium equal to the sum of 0.5% for each full month remaining between the prepayment date and the maturity date multiplied by the principal amount then payable. In such case, principal and accrued interest are payable solely in cash. We may prepay the notes at any time on and after July 1, 2009 but prior to the maturity date without any premium or penalty. In such case, the noteholder has the option to have the principal and accrued interest paid in cash or shares of our Common Stock. If the notes are paid in shares, the notes are convertible using the same rate as described below.

The lenders may convert, at their option, the outstanding principal of the notes into shares of the Company’s Common Stock, on and after July 1, 2009 and prior to maturity date, at the lesser of: (i) $0.50 per share; or (ii) the lowest effective purchase price, conversion price or exercise price, as the case may be, of any new transaction pursuant to which shares of Common Stock, or securities convertible or exercisable into shares of Common Stock, are issued by the Company before the maturity date, except for shares of Common Stock issued under the Accelerize New Media Stock Option Plan.

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

The interest and amortization expense associated with the notes payable amounted to $30,630 during the six-month period ended June 30, 2009.

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

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures -

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting –

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During March and April 2009, we raised an aggregate amount of $637,000 in convertible notes from 18 different lenders as described above under Part I Item 2. Management’s Discussion and Analysis and Results of Operations, “Capital Raising Transactions”. In addition, we issued to the lenders Common Stock purchase warrants to purchase an aggregate of 318,500 shares.

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

In February 2009, we issued 101,829 shares of our common stock to a warrant holder pursuant to a cashless exercise of a warrant issued to them in connection with our Series A Preferred financing.

During June 2009 we issued 225,000 shares of our common stock to a holder of Series B Preferred Stock, pursuant to a conversion of 2,250 shares of Series B Preferred Stock.

On June 1, 2009 we issued to our Series A Preferred Stock holders 269,291 shares of our Common Stock as dividends, valued at $40,389.

On June 1, 2009 we issued to our Series B Preferred Stock holders 474,256 shares of our Common Stock as dividends, valued at $165,969.

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

Item 6.    Exhibits

4.1	Amendment No. 2 to 10% Convertible Promissory Note (filed with our Current Report on Form 8-K filed with the SEC on May 29, 2009.)
4.2	Amendment No. 1 to 12% Convertible Promissory Note (filed with our Current Report on Form 8-K filed with the SEC on May 29, 2009.)
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: August 10, 2009	By:	/s/ Brian Ross
Brian Ross Chief Executive Officer