Form 10-Q
period 2009-09-30
ACCELERIZE NEW MEDIA INC
filed 2009-11-13
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 28,737,607 as of November 11, 2009.

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

ACCELERIZE NEW MEDIA, INC.

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	4-15

Item 2.	Management’s Discussion and Analysis And Results of Operations	16

Item 4T.	Controls and Procedures	20

PART II - OTHER INFORMATION:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	21

SIGNATURES		21

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2009	2008
	(Unaudited)	(1)
Current Assets:
Cash	$156,465	$252,921
Accounts receivable, net of allowance for bad debt of $11,780 and $6,857 at
September 30, 2009 and December 31, 2008, respectively	139,758	177,752
Prepaid expenses and other assets	27,147	30,224
Domain name rights	1,712	20,411
Deferred tax asset	38,549	56,030
Total current assets	363,631	537,338

Website development costs, net of accumulated amortization of $250,477 and
$206,410 at September 30, 2009 and December 31, 2008, respectively	96,373	140,075

Fixed assets, net of accumulated depreciation of $35,465 and $24,436 at
September 30, 2009 and December 31, 2008, respectively	9,649	17,527

Deferred financing fees	52,412	-
Goodwill	90,000	685,547
Total assets	$612,065	$1,380,487

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$343,586	$442,565
Deferred revenues- short-term	403,493	580,920
Deferred tax liability	38,549	56,030
Total current liabilities	785,628	1,079,515

Convertible notes payable and accrued interest, net of debt discount of $347,439
and $156,852 at September 30, 2009 and December 31, 2008, respectively	830,348	375,787
Deferred revenue- long-term	118,172	86,110
Total liabilities	1,734,148	1,541,412

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	728,567	728,567
Series B, 112,125 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3,565,813	3,644,563
Common stock; $.001 par value; 100,000,000 shares authorized;
28,737,607 and 27,184,854 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	29,238	27,185
Additional paid-in capital	7,573,578	6,552,272
Treasury stock	(50,000)	-
Accumulated deficit	(12,969,279)	(11,113,512)

Total stockholders’ deficit	(1,122,083)	(160,925)

Total liabilities and stockholders’ deficit	$612,065	$1,380,487

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Lead generation revenues	$475,939	$625,353	$2,253,153	$1,530,647
Debt solution revenues	182,872	370,486	563,192	899,912
Advertising and other revenues	125,135	83,501	228,002	276,661
Total revenues:	783,946	1,079,340	3,044,347	2,707,220

Operating expenses:
Selling, general and administrative	954,946	3,395,302	4,504,058	6,926,448
Total operating expenses	954,946	3,395,302	4,504,058	6,926,448

Operating loss	(171,000)	(2,315,962)	(1,459,711)	(4,219,228)

Other expense:
Interest expense	(32,245)	(17,719)	(86,852)	(24,600)
	(32,245)	(17,719)	(86,852)	(24,600)

Net loss	(203,245)	(2,333,681)	(1,546,563)	(4,243,828)

Less dividends series A and B preferred stock	102,846	104,312	309,204	311,804

Net loss attributable to common stock	$(306,091)	$(2,437,993)	$(1,855,767)	$(4,555,632)

Basic and diluted loss per common share	$(0.01)	$(0.09)	$(0.07)	$(0.18)

Basic and diluted weighted average common
shares outstanding	27,777,332	26,104,179	28,224,214	24,644,121

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Nine-month periods ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,546,563)	$(4,243,828)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	112,930	283,103
Amortization of deferred compensation	-	71,400
Impairment of goodwill	595,547	-
Fair value of shares issued for services	50,000	-
Change in terms of warrants issued	97,414	-
Fair value of warrants issued for services	139,080	644,000
Fair value of options issued	-	1,239,204
Fair value of options granted	68,329	199,261
Fair value of shares issued for interest payment	25,660	-
Changes in operating assets and liabilities:
Accounts receivable	37,994	(69,943)
Prepaid expenses	5,577	(38,863)
Deferred tax asset	30,110	4,503
Other assets	(2,500)	(17,460)
Accrued interest	8,148	4,850
Accounts payable and accrued expenses	(98,979)	119,181
Deferred tax liability	(30,110)	(4,503)
Deferred revenues	(145,365)	114,650

Net cash used in operating activities	(652,728)	(1,694,445)

Cash flows used in investing activities:
Capital expenditures	(3,151)	(12,130)
Website development costs	(365)	(47,680)

Net cash used in investing activities	(3,516)	(59,810)

Cash flows from financing activities:
Proceeds from notes payable	584,588	530,000
Payment to former member	-	(21,736)
Proceeds from exercise of warrants	25,200	822,500
Repurchase of shares of common stock	(50,000)	-

Net cash provided by financing activities	559,788	1,330,764

Net decrease in cash	(96,456)	(423,491)

Cash, beginning of period	252,921	951,317

Cash, end of period	$156,465	$527,826

Supplemental disclosures of cash flow information:
Cash paid for interest	$77,480	$23,028

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Beneficial conversion feature associated with convertible notes payable	$194,703	$179,450
Revaluation of beneficial conversion feature associated with
convertible notes payable	$35,019	$-
Conversion of preferred stock Series B to common stock	$78,750	$-
Cashless exercise of warrants	$171	$-
Preferred stock dividends	$309,204	$311,804
Fair value of shares issued for future services	$50,000	$-
Goodwill resulting from acquisition and corresponding
increase (decrease) in:	$-	$105,000
Assets	$-	$-
Common stock and additional paid-in capital	$-	$105,000

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

The Company ceased operating its Debt Settlement Referral Division effective January 1, 2009. During 2009 it will continue to receive commissions for debt settlement solutions provided to clients in the past.

The balance sheet presented as of December 31, 2008 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed on March 31, 2009.  The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $653,000 during the nine-month period ended September 30, 2009. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the nine-month period ended September 30, 2009, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. Two of the Company’s customers accounted for 24% and 15% of its accounts receivables at September 30, 2009.  Three of the customers accounted for 24%, 15%, and 11% of its accounts receivables at December 31, 2008.  The Company recorded an allowance for doubtful accounts of $11,780 and $6,857 at September 30, 2009 and December 31, 2008, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following as of:

	September 30, 2009	December 31, 2008
Computer equipment and software	$14,509	$11,358
Phone equipment	19,155	19,155
Office furniture and equipment	11,450	11,450
	45,114	41,963
Accumulated depreciation	(35,465)	(24,436)
	$9,649	$17,527

Depreciation expense amounted to approximately $11,000 and $11,000 during the nine-month periods ended September 30, 2009 and 2008, respectively.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC 605-10-S99-Revenue Recognition-Overall-SEC Materials. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if: 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract, or 2) the debt settlement agencies issue a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $523,000 and $667,000 at September 30, 2009 and December 31, 2008, respectively, and is recorded as deferred revenue on the balance sheet.

Since September 2007, the payment to the Company is subject to a partial refund only if a debt settlement agency issues a refund to the consumer over the term of the respective contract.

The Company ceased operating its Debt Settlement Referral Division effective January 1, 2009. During 2009 it will continue to receive commissions for debt settlement solutions provided to clients in the past.

Customer Concentration

One of the Company's customers accounted for approximately 14% of its revenues during the nine-month period ended September 30, 2009. Three of the Company’s customers accounted for 20%, 13%, and 10% of the Company’s revenue during the nine-month period ended September 30, 2008.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2009 and December 31, 2008, with the exception of its convertible promissory notes.  The carrying amount of the convertible promissory notes at September 30, 2009 and December 31, 2008, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2009 and December 31, 2008, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25-Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $130,399 and $786,203 during the nine-month periods ended September 30, 2009 and 2008, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $400 and $51,000 during the nine-month period ended September 30, 2009 and fiscal year ended December 31, 2008, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Goodwill

The Company accounts for goodwill and intangible assets in accordance with FASB ASC 350-30-35-4 – Intangibles - Goodwill and Other, or ASC 350-30-35-4. ASC 350-30-35-4 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC-740 – Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Share-Based Payment

In December 2004, the Financial Accounting Standards Board, or FASB, issued FASB ASC 718-10-55 - Compensation-Stock Compensation, or ASC 718-10-55. Under ASC 718-10-55, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In addition, FASB ASC 825-10-50-10 – Financial Instruments – Overall – Disclosures, or ASC 825-10-50-10, expresses views of the Securities and Exchange Commission, or the SEC, staff regarding the interaction between ASC 718-10-55 and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The Company’s compensation cost is measured on the date of grant at its fair value. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant.

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

Recent Accounting Pronouncements

None.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options and warrants amounted to 18,031,730 and 18,839,661 at September 30, 2009 and 2008, respectively, and have been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the nine-month periods ended September 30, 2009 and 2008:

	For the nine-month periods ended
	September 30,
	2009	2008
Numerator:
Net loss attributable to common stock	$(1,855,767)	$(4,555,632)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	28,224,214	24,644,121
Denominator for diluted earnings per share-
Weighted average shares outstanding	28,224,214	24,644,121

Basic earnings per share	$(0.07)	$(0.18)
Diluted earnings per share	$(0.07)	$(0.18)

NOTE 3: PREPAID EXPENSES

At September 30, 2009, the prepaid expenses consisted primarily of prepaid insurance.

NOTE 4: DOMAIN NAME RIGHTS

During 2008, the Company renewed the domain name rights for $25,000 for an additional year.  The Company recognized amortization expense of $23,288 and $150,137 in connection with the domain name rights during the nine-month period ended September 30, 2009 and 2008, respectively.

NOTE 5: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	September 30,	December 31,
	2009	2008
Website development costs	$346,850	$346,485
Less: accumulated amortization	(250,477)	(206,410)
Website development costs, net	$96,373	$140,075

Amortization expense of the website development costs amounted to $44,067 and $107,139 during the nine-month periods ended September 30, 2009 and 2008, respectively.

NOTE 6: GOODWILL

At September 30, 2009, the Company wrote-down the value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. ASC 350-30-35-4 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company wrote-down approximately $596,000 during the nine-month period ended September 30, 2009.

NOTE 7: CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company issued convertible promissory notes aggregating $530,000 to certain stockholders.  The notes bear interest at 10% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of common stock. If the accrued interest is paid in shares of common stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the Over-the-Counter Bulletin Board, or the OTCBB, of the trading day immediately prior to the interest payment date.  The interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the convertible promissory notes are satisfied.  The convertible promissory notes are due ranging from March 15, 2011 to March 31, 2011.  Effective May 29, 2009, on the maturity date, the lender has the option of having the note paid in cash or shares of common stock as follows: 1) if the average closing price of the common stock on the last five trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of common stock. In such case, the number of shares of common stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, 2) if the average closing price of the common stock on the last five trading days prior to maturity date is less than $0.50, then the principal may only be paid in cash. After July 30, 2008, the Company may prepay the convertible promissory notes without premium.  Each noteholder may convert, at his option, the outstanding principal of the convertible promissory note, after July 30, 2008 and prior to maturity at the lesser of: 1) $0.75 or 2) the average closing price of the Company’s common stock, but in no event less than $0.50, or 3) the effective price per share of a subsequent financing of the Company occurring prior to March 2011.

During the nine-month period ended September 30, 2009, the Company issued convertible promissory notes aggregating $637,000 to certain stockholders.  The notes bear interest at 12% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of common stock. If the accrued interest is paid in shares of common stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest is payable commencing June 1, 2009 and every quarter thereafter, until the obligations under the convertible promissory notes are satisfied.  The maturity dates of the convertible promissory notes range from February to April 2012.  Effective May 29, 2009, on the maturity date, each lender has the option of having the note prepaid in cash or shares of common stock as follows: 1) if the average closing price of the common stock on the last five trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of common stock. In such case, the number of shares of common stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, 2) if the average closing price of the common stock on the last five trading days prior to maturity date is less than $0.50, then the principal may only be paid in cash.  After July 1, 2009, the Company may prepay the convertible promissory notes without premium.  Each noteholder may convert, at his option, the outstanding principal of the convertible promissory note, after July 1, 2009 and prior to maturity at the lesser of: 1)  $0.50 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

In accordance with ASC 470-20 - Debt-Debt with Conversion Offer, the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the nine-month periods ended September 30, 2009 and 2008, respectively, the beneficial conversion feature amounted to $194,703 and $179,450. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the notes payable amounted to $85,627 and $39,135 during the nine-month periods ended September 30, 2009 and 2008, respectively. The unamortized debt discount amounted to $347,439 at September 30, 2009 and $156,852 at December 31, 2008.

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

Associated with the convertible notes payable issued during the nine-month period ended September 30, 2009, the Company paid finder’s fees of $64,960 that were deferred and amortized over the period of the loans.  At September 30, 2009, the Company had recognized amortization of $12,531 for the fees.

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock

On January 1, 2008, the Company issued 1,750,000 shares of common stock valued at $105,000, pursuant to its acquisition of DRG.

During the nine-month period ended September 30, 2008, the Company entered into a six-month contract for banking and financial services.  Pursuant to the contract, the Company issued 105,000 shares of common stock valued at $71,400.  At September 30, 2008, the Company had fully expensed the $71,400.

During the nine-month period ended September 30, 2008, the Company paid dividends on its preferred stock. The dividends amounted to 827,333 shares of the common stock, valued at $311,804.

During the nine-month period ended September 30, 2008, certain stockholders exercised their warrants associated with Series B Preferred Stock at an exercise price per share of $0.35.  As a result, the Company issued 2,350,000 shares of common stock, aggregating $822,500.

During the nine-month period ended September 30, 2009, the Company paid dividends on its preferred stock amounting to 1,044,560 shares of common stock, which were valued at $309,204.

During the nine-month period ended September 30, 2009, the Company issued 250,000 shares of common stock to a service provider valued at $50,000.

During the nine-month period ended September 30, 2009, the Company issued 171,297 shares of common stock to warrant holders pursuant to cashless exercises of warrants issued to them in connection with the Company’s Series A Preferred financing.

During the nine-month period ended September 30, 2009, the Company issued 225,000 shares of common stock to a holder of Preferred Stock Series B, pursuant to a conversion of 2,250 shares of Preferred Stock Series B stock.

During the nine-month period ended September 30, 2009, certain stockholders exercised their warrants associated with Series A Preferred Stock at an exercise price per share of $0.15.  As a result, the Company issued 168,000 shares of common stock, aggregating $25,200.

During the nine-month period ended September 30, 2009, the Company issued 51,320 shares of common stock to note holders for interest pursuant to the  10% and 12% convertible notes payable, aggregating $25,660.

During the nine-month period ended September 30, 2009, the Company repurchased 500,000 shares of its common stock from a stockholder.

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

During the nine-month period ended September 30, 2009, the Company issued 225,000 shares of common stock to a holder of Preferred Stock Series B, pursuant to a conversion of 2,250 shares of Preferred Stock Series B stock

Warrants

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

During the nine-month period ended September 30, 2009, in consideration for services, the Company issued to a service provider warrants to purchase 600,000 shares of Common Stock exercisable at a price of $0.35 per share.  The warrants expire in March 2014.

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

During the nine-month period ended September 30, 2009, the Company granted 20,000 options to certain of its employees.

At September 30, 2009, options to purchase 7,131,000 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price per share of $0.16 per share. The options outstanding vest over periods ranging from two to three years.

During the nine-month periods ended September 30, 2009 and 2008, the Company recorded a share-based payment expense amounting to approximately $68,000 and $199,000, respectively, in connection with all options granted at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the nine-month period ended September 30, 2009 is based on the Black Scholes Model using the following assumptions:

Exercise price:	$ 0.35
Market price at date of grant:	$ 0.35
Expected volatility:	68.0 to 74.6%
Expected dividend rate:	0%
Risk-free interest rate:	1.67 to 1.99%

The expected volatility is based on the historical volatility of publicly-traded companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the nine-month period ended September 30, 2009 amounted to $0.21.

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $29,000 and $96,000 at September 30, 2009 and 2008, respectively and the Company expects that it will be recognized over the following weighted-average period of 27 months.

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

NOTE 9: SUBSEQUENT EVENTS

At November 13, 2009, the date the financial statements were issued, there were no significant subsequent events.

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

Recent Developments

None.

Results of Operations, September 30, 2009 and 2008

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/	Nine-month periods ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)	September 30,		(Decrease)	(Decrease)
	2009	2008	in $ 2009	in % 2009	2009	2008	in $ 2009	in % 2009
			vs 2008	vs 2008			vs 2008	vs 2008
Revenue:
Lead generation revenues	$475,939	$625,353	$(149,414)	-23.9%	$2,253,153	$1,530,647	$722,506	47.2%
Debt solution revenues	182,872	370,486	(187,614)	-50.6%	563,192	899,912	(336,720)	-37.4%
Advertising and other revenues	125,135	83,501	41,634	49.9%	228,002	276,661	(48,659)	-17.6%
Total revenues:	783,946	1,079,340	(295,394)	-27.4%	3,044,347	2,707,220	337,127	12.5%

Operating expenses:
Selling, general and administrative	954,946	3,395,302	(2,440,356)	-71.9%	4,504,058	6,926,448	(2,422,390)	-35.0%
Total operating expenses	954,946	3,395,302	(2,440,356)	-71.9%	4,504,058	6,926,448	(2,422,390)	-35.0%

Operating loss	(171,000)	(2,315,962)	2,144,962	-92.6%	(1,459,711)	(4,219,228)	2,759,517	-65.4%

Other income (expense):
Interest income (expense)	(32,245)	(17,719)	(14,526)	82.0%	(86,852)	(24,600)	(62,252)	253.1%
	(32,245)	(17,719)	(14,526)	82.0%	(86,852)	(24,600)	(62,252)	253.1%

Net loss	(203,245)	(2,333,681)	2,130,436	-91.3%	(1,546,563)	(4,243,828)	2,697,265	-63.6%

Less dividends issued for series A and B preferred stock	102,846	104,312	(1,466.00)	-1.4%	309,204	311,804	$(2,600)	-0.8%

Net loss attributable to common stock	$(306,091)	$(2,437,993)	$2,131,902	-87.4%	$(1,855,767)	$(4,555,632)	$2,699,865	-59.3%
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

Our decrease in lead generation revenues during the three-month period ended September 30, 2009, when compared to the prior period is due primarily to a concerted effort by management to generate leads of a higher quality.  Our increase in lead generation revenues during the nine-month period ended September 30, 2009, when compared to the prior period is due primarily to an increase in the number of leads sold.  During 2009, management placed greater emphasis on our lead generation platform as a dominant business line and source of revenue.

Our decrease in debt settlement referrals revenues during the three and nine-month periods ended September 30, 2009, when compared to the prior periods is primarily due to our decision to cease operating our Debt Settlement Referral Division effective January 1, 2009. During 2009, we will continue to receive commissions for debt settlement solutions provided to past clients.

Our increase in advertising and other revenues during the three-month period ended September 30, 2009 when compared to the prior period is due to an increase in the number of clients using the Company’s advertising services.  Our decrease in advertising and other revenues during the nine-month period ended September 30, 2009 when compared to the prior period is due to a change in financial data providers and testing different online marketing and traffic acquisition strategies.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues, and legal and professional fees.

The decrease in selling, general and administrative expenses during the three-month period ended September 30, 2009 when compared with the prior period is primarily due to the following:

•	a decrease in lead acquisition costs of approximately $148,000; this decrease is primarily due to a concerted effort by management to generate leads of higher quality;
•	an increase in impairment of goodwill of approximately $64,000 which was recorded in the three-month period ended September 30, 2009; such impairment did not occur in 2008;
•
a decrease in advertising expense of approximately $617,000, this decrease is primarily due to the issuance of 2.5 million warrants to a marketing consultant during the nine-month period ended September 30, 2008, which did not occur in 2009;

•
a decrease in amortization costs of approximately $42,000. This decrease is primarily due to the fact that the Company has invested less in web development costs in 2009 when compared to the prior period, resulting in a lower amortization base;

•
a decrease in professional services expense of approximately $39,000; this decrease is primarily due to the termination of an agreement with a marketing consultant in February 2009 and, to a lesser extent, a decrease in allocation of outside resources to support the operations of the Company;

•
a decrease in payroll expenses of approximately $183,000; this decrease is primarily due to the termination of a number of employees in September 2008 resulting from the Company’s decreased involvement in the sales and marketing of debt settlement solutions;

•	a decrease in option expense of approximately $117,000 resulting from a decrease in options issued to employees in 2009; and
•
a decrease in warrant expense of approximately $1,239,000 resulting from the issuance of warrants in September 2008 and the exercise of cashless warrants related to the Series B Preferred Stock holders.

The decrease in selling, general and administrative expenses during the nine-month period ended September 30, 2009 when compared with the prior period is primarily due to the following:

•	an increase in impairment of goodwill of approximately $596,000 which was recorded in the nine-month period ended September 30, 2009; such impairment did not occur in 2008;
•
a decrease in warrant expense of approximately $1,003,000 resulting from the issuance of warrants in September 2008 and the exercise of cashless warrants related to the Series B Preferred Stock holders;

•	a decrease in IT expense of approximately $102,000 due to a reduction in cost for hosting and financial data feeds;
•
a decrease in amortization costs of approximately $170,000; this decrease is primarily due to the fact that the Company has invested less in web development costs in 2009 when compared to the prior period, resulting in a lower amortization base;

•
a decrease in professional services expense of approximately $213,000; this decrease is primarily due to the termination of an agreement with a marketing consultant in February 2009 and, to a lesser extent, a decrease in allocation of outside resources to support the operations of the Company;

•	A decrease in option expense of approximately $131,000 resulting from a decrease in options issued to employees in 2009;
•
a decrease in payroll expenses of approximately $650,000; this decrease is primarily due to the termination of a number of employees in September 2008 resulting from the Company’s decreased involvement in the sales and marketing of debt settlement solutions; and

•
a decrease in advertising expense of approximately $656,000; this decrease is primarily due to the issuance of 2.5 million warrants to a marketing consultant during the nine-month period ended September 30, 2008,  which did not occur in 2009.

Interest

Interest expense consists of interest charges associated with notes payable issued in 2008 and 2009.  The increase in interest expense during the three and nine-month periods ended September 30, 2009 is primarily due to the increase in 2009 of the weighted-average interest-bearing debt resulting from the issuance of 12% notes payable aggregating to approximately $643,000.

Liquidity and Capital Resources

At September 30, 2009, our cash amounted to approximately $156,000 and our working deficit amounted to approximately $422,000.

During the nine-month period ended September 30, 2009, we used cash of approximately $653,000 in our operating activities. Our cash used in operating activities was comprised of our net loss of approximately $1,500,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $68,000;
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $113,000;
•	Impairment of goodwill of approximately $596,000;
•	Fair value of warrants issued for services of approximately $139,000;
•	Change in terms of warrants issued of approximately $97,000;
•	Fair value of shares issued for services of $50,000; and
•	Fair value of shares issued for interest payment of approximately $26,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $38,000, resulting from increased lead generation revenues;
•	Decrease in accounts payable and accrued expenses of approximately $99,000, resulting from a decrease in expenditures; and
•	Decrease in deferred revenue of approximately $145,000, resulting from a decreased number of consumers successfully referred to debt settlement agencies.

During the nine-month period ended September 30, 2009, we generated cash from financing activities of approximately $560,000, which primarily consisted of the proceeds from notes payable of $585,000 and the proceeds from the exercise of warrants of $25,200, offset by the repurchase of shares of common stock of $50,000.

During the nine-month period ended September 30, 2008, we used cash in our operating activities amounting to approximately $1,695,000. Our cash used in operating activities was comprised of our net loss of approximately $4,244,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $199,000;
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $283,000;
•	Amortization of deferred compensation of approximately $71,000;
•	Fair value warrants issued of approximately $1,239,000; and
•	Fair value of warrants issued for services of $644,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $70,000, resulting from increased lead generation revenues;
•	Increase in accounts payable and accrued expenses of approximately $119,000, resulting from increased marketing programs expenditures associated with lead generation; and
•	Increase in deferred revenue of approximately $115,000, resulting from an increased number of consumers previously referred to debt settlement agencies.

During the nine-month period ended September 30, 2008, we incurred website development costs of approximately $48,000 in connection with development and enhancement of our websites and capital expenditures of approximately $12,000.

During the nine-month period ended September 30, 2008, we generated cash from financing activities of approximately $1,331,000, which primarily consisted of the proceeds from notes payable of $530,000 and proceeds from the exercise of warrants of approximately $822,000, offset by the payment to a former member of approximately $21,700.

Capital Raising Transactions

During March and April 2009, we raised an aggregate amount of $637,000 in convertible loans from 18 different lenders. In May 2009 we and the lenders amended the terms of repayment and lender's conversion price of the notes. In connection with the loan, we issued to each of the lenders a convertible promissory note and a Common Stock purchase warrant. The notes accrue interest at the rate of 12% per annum and mature in March 2012. Interest may be paid, at the lenders’ option, in cash or in shares of Common Stock of the Company. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is calculated by dividing the interest dollar amount due on the respective interest payment date by the closing price of the Common Stock, as quoted on the OTCBB on the last trading day before the respective interest payment date, and rounding it to the nearest whole number. Principal shall be due and payable on the maturity date, and subject to the following conditions, shall be payable at the option of the lender in cash or shares of Common Stock as follows: (i) if the average closing price of the Common Stock on the last 5 trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50; (ii) if the average closing price of the Common Stock on the last 5 trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.

After July 1, 2009, we may prepay the notes at any time without any premium or penalty. In such case, the noteholder has the option to have the principal and accrued interest paid in cash or shares of our Common Stock. If the notes are paid in shares, the notes are convertible using the same rate as described below.

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

We used the cash proceeds from the offerings, the promissory notes and the line of credit advances to finance our on going operations, including development, sales, marketing and support services.

The interest and amortization expense associated with the notes payable amounted to $124,762 during the nine-month period ended September 30, 2009.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During September 2009 we issued 212,044 shares of common stock to warrant holders pursuant to a cashless exercise of a warrant issued to them in connection with our Series A Preferred financing.

From July to September 2009, certain stockholders exercised their warrants associated with Series A Preferred Stock at an exercise price per share of $0.15.  As a result, we issued to them 168,000 shares of common stock, and received cash proceeds aggregating $25,200.

During June 2009 we issued 225,000 shares of our common stock to a holder of Series B Preferred Stock, pursuant to a conversion of 2,250 shares of Series B Preferred Stock.

On September 1, 2009 we issued to our Series A Preferred Stock holders 136,126 shares of our Common Stock as dividends, valued at $20,416.

On September 1, 2009 we issued to our Series B Preferred Stock holders 164,887 shares of our Common Stock as dividends, valued at $165,969.

During September 2009, we issued 51,320 shares of our common stock to  note holders for interest pursuant to the  10% and 12% convertible notes payable, valued at $25,660.

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

(c) Purchases of Equity Securities.

Item 6.    Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: November 13, 2009	By:	/s/ Brian Ross
Brian Ross Chief Executive Officer