Form 10-K
period 2009-12-31
ACCELERIZE NEW MEDIA INC
filed 2010-03-26
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by checkmark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2009, the registrant's most recently completed second fiscal quarter, was $7,002,092. For purposes of this calculation, an aggregate of 11,000,000 shares of common stock were held by the directors and officers of the registrant on June 30, 2009 and have been included in the number of shares of common stock held by affiliates.

The number of the registrant’s shares of common stock outstanding as of March 22, 2010: 30,430,816.

In this Annual Report on Form 10-K, the terms the “Company,” “Accelerize”, “we”, “us” or “our” refers to Accelerize New Media, Inc., unless the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. FOR EXAMPLE, WHEN WE DISCUSS THE INTERNET MARKET TRENDS, AND SPECIFICALLY, THE GROWTH IN ON-LINE ADVERTISING, LEAD GENERATION, PERFORMANCE BASED MARKETING, AND SOFTWARE-AS-A-SERVICE, AND OUR EXPECTATIONS BASED ON SUCH TRENDS, WE ARE USING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, GENERAL MARKET CONDITIONS, INCLUDING THE RECENT DOWNTURN IN THE ECONOMY AND THE GROWTH IN CONSUMER DEBT, REGULATORY DEVELOPMENTS AND OTHER CONDITIONS WHICH ARE NOT WITHIN OUR CONTROL.

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

We own and operate an extensive portfolio of approximately 6,000 domain names (commonly referred to as URLs). Our URL portfolio is currently used to build consumer-based financial portals, microsites, blogs, and landing pages used for lead generation initiatives.  This media strategy drives new membership, which results in recurring user traffic to our websites and allows us to generate highly relevant responses and leads for our online advertising and lead generation customers.

In 2010 we expanded into the rapidly growing performance based software business through the formation of our new Cake Marketing Software Division. Our proprietary software streamlines the management of large scale online marketing campaigns for affiliate marketers and advertisers, while its unique ability to simplify online marketing efforts generates immediate cost saving for clients. The software is available for a monthly licensing fee to affiliate marketers, advertising agencies and corporations using a Software-as-a-Service (SaaS) model.

As of the end of 2008 we closed our debt settlement referrals division, however in 2009 we still received fees for sales and marketing support we provided in connection with debt settlement solutions prior to closing this unit. These payments gradually decreased in 2009 and we expect that they will continue to decrease in 2010.

Our principal offices are located at: 12121 Wilshire Blvd., Suite 322, Los Angeles, CA 90025, and our telephone number there is: (310) 903 4001. Our corporate website is: www.accelerizenewmedia.com.

How we market our services

We market our online publishing and financial portal strategy through:

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

We market our Lead Generation/Performance Based Marketing Services through:

●	marketing methods, which include organic search engine optimization, paid search engine marketing, e-mail marketing, media buys, and display advertising; and

●	marketing affiliates and publishers, who drive qualified traffic from one website to another.

We market our Software-as-a-Service through:

●	lead generation firms, online publishers, advertising agencies and corporations worldwide.

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

●	TARGUSinfo, a provider of On-Demand Insight® to various brands, links and delivers real-time attributes to drive smarter customer interactions on the Web, over the phone and at the point of sale.

●	The Planet, a leading provider of On Demand IT Infrastructure solutions, hosting more than 20,000 small- and medium-size businesses and 15.7 million Web sites worldwide.

Advertising Partners

●
Zacks Investment Research Inc. markets segments of our ad inventory. Zacks is a Chicago based firm with over 25 years of experience in providing institutional and individual investors with the analytical tools and financial information necessary to the success of their investment process;

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

Web Properties

We own and operate an extensive portfolio of approximately 6,000 domain names (commonly referred to as URLs). Our URL portfolio is currently used to build consumer-based financial portals, microsites, blogs, and landing pages used for lead generation initiatives.  This media strategy drives new membership, which results in recurring user traffic to our websites and allows us to generate highly relevant responses and leads for our online advertising and lead generation customers.

Our online publishing group includes the following financial portals:

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

•
www.theotcinvestor.com, is a leading provider of OTC-BB and Pinksheet news, research and insights. The growing number of members can give many micro-cap companies the exposure they are looking for while an expert team of financial writers produces quality content to keep investors coming back for more;

•
www.form10-k.com, is an example of one of our "micro-site" properties, offering to customers and users select functionality from our main portals including the ability to search financial information and drive targeted leads for our customers; and

•
www.chinesepubliccompanies.com, a leading source of information on Chinese stocks and U.S. listed Chinese ADR securities listed both on central exchanges and OTC. In an uncertain and difficult to interpret market, the website provides an independent, unbiased source for news, research, insights and other information about foreign companies based in or operating in China.

Our lead generation and software-as-a-service destinations include:

•
www.accelerizenewmedia.com/offers/index.aspx, by combining management’s direct marketing practices and industry experience we have developed a technology platform to generate, validate, and deliver lead generation programs. Utilizing this  platform  we are able to deliver buyers to sellers, in return for the lead fees we receive as our compensation;

•
www.cakemarketing.com, offers a patent-pending, Software-as-a-Service-based lead generation, validation, and distribution platform for performance based marketing companies, online publishers, advertising agencies, and corporations. The company's scalable, easy-to-use platform makes online marketing easy and accessible to all industries.

Discontinued Products

During 2008 we decided to cease the provision of our debt settlement referral division effective January 1, 2009. We continued to receive commissions for debt settlement solutions provided to past clients, on a diminishing scale during 2009 and expect to continue to receive commissions in 2010, but will not be adding additional clients or have any further financial obligations with respect to our Debt Settlement Referral Division.

Industry/Market Trends

Industry participants are shifting more of their marketing budgets from traditional media channels such as direct mail, television, radio, and newspapers to the Internet because of increasing usage of the Internet by their potential customers. We believe that direct marketing is the most applicable and relevant marketing segment to us because it is targeted and measurable.

We believe that our business depends upon the continuing consumer and business use of the Internet as a primary tool to facilitate research, communications, and transactions, especially in the following segments:

●	Online Advertising;

●	Lead Generation/Performance Based Marketing; and

●	Software-as-a-Service for Performance Based Marketing

Market Information & Statistics

According to the July 2009 research report, “Consumer Behavior Online: A 2009 Deep Dive,” by Forrester Research, Americans spend 33% of their time with media on the Internet, but online direct marketing represents only 16% of the $149 billion in total annual U.S. direct marketing spending in 2009, as reported by the Direct Marketing Association. The Internet is an effective direct marketing medium due to its targeting and measurability characteristics. If direct marketing budgets shift to the Internet in proportion to Americans’ share of time spent with media on the Internet — from 16% to 33% of the $149 billion in total spending in 2009 — that could represent an increased market opportunity of $25 billion. In addition, as traditional media categories such as television and radio shift from analog to digital formats, they then become channels for the targeted and measurable marketing techniques and capabilities we have developed for the Internet, thus expanding our addressable market opportunity. Further future market potential may also come from international markets.

Online Advertising and Performance Based Marketing Statistics
•
AMR International, according to a March 4, 2010 article in eMarketer Digital Intelligence, predicts that business to business online advertising spending will increase at a compounded annual growth rate of 12% between 2009 and 2013.

•	According to AMR International, lead generation will increase at a compound annual growth rate of 17% between 2009 and 2013 for business to business marketing.

•	62% of businesses have insufficient ability to measure effectiveness of their advertising campaigns, according to Marketing and Media Ecosystem's 2010 Survey.

•	58% of leading companies believe that direct partnerships with media companies are important, according to Marketing and Media Ecosystem's 2010 Survey.

•	71% of advertising agencies expect digital to reach 25% of media mix in 2010, according to Marketing and Media Ecosystem's 2010 Survey.

•	JP Morgan in a research note issued January 2, 2008 stated that it expects online advertising to grow 10.5% in 2010 to $8.3 billion.

•
JP Morgan in the research note issued January 2, 2008 noted that U.S. consumers spend about 38% of their time online, but the sector attracts only 8% of advertising dollars, leaving substantial upside.

•
Online advertising revenues decreased 5.3% to $10.9 billion in the first half of 2009 versus the same period in 2008, according to the IAB Internet Advertising Revenue Report for the first half of 2009, published October 5, 2009 by PricewaterhouseCoopers LLP and the Interactive Advertising Bureau, or IAB.

•
Lead generation revenues came in at $728 million for the first half of 2009 down 7% versus the comparable period in 2008, according to the IAB Internet Advertising Revenue Report for the first half of 2009.

•	Pay for performance deals continue to be the leading pricing model, with a 58% share, according to the IAB Internet Advertising Revenue Report for the first half of 2009.

Source: IAB Internet Advertising Revenue Report for the first half of 2009

Intellectual Property

Our employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our copyright and trademark notices. We do not currently have any registered or pending patents or trademarks, except the trademark “Knockout Debt” (USPTO Reg. No. 2,810,014) and a US Provisional Patent Application (S/N 61/301, 811) which was filed on Feb 5, 2010, encompassing our lead generation management software.

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

QuinStreet, Inc. provides online direct marketing and media services. The company offers online messaging, email broadcasting, search engine marketing, and brand management services. It caters to education, financial services, healthcare, advertising, and tourism sectors. QuinStreet, Inc. also operates web portal which offers comprehensive consumer information service and companion insurance brokerage service to self-directed insurance shoppers. The company was founded in 1999 and is based in Foster City, California.

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

Other competitors in the Software-as-a-Service industry include www.hitpath.com, www.linktrust.com, www.pontiflex.com.

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

Research and Development

We expended no resources on research and development activities during the last two fiscal years.

Employees

As of December 31, 2009, we had 10 full-time employees, and 3 consultants, including all of our executive officers . None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

Item 1A. Risk Factors

If we are unable to obtain financing necessary to support our operations, we may be unable to continue as a going concern.

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity and debt. We will need to raise additional working capital to fund our ongoing operations and growth. The amount of our future capital requirements depends primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in us. Our audited financial statements included in this annual report for the period ended December 31, 2009 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

We have a history of losses, and we expect to continue to operate at a loss and to have negative cash flow from operations for the foreseeable future.

We have a history of continuing losses and negative cash flow from operations. At December 31, 2008 and December 31, 2009, we had cumulative net losses of approximately $5.4 million and $2.4 million, respectively. Our operations have been financed primarily through proceeds from the issuance of equity and borrowings under promissory notes. On December 31, 2008 and December 31, 2009, we had approximately $253,000 and $128,000 in cash, respectively. We expect that our expenses will increase substantially as we continue to develop and market our products and services. As a result, we expect to continue to incur losses for the foreseeable future.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline.

While we are hopeful of becoming profitable by the end of 2010, we hoped to be profitable in 2009, and there is no assurance that this objective can be attained. Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

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

We face risks related to the recent credit crisis.

Current uncertainty in the global economic conditions resulting from the recent disruption in credit markets poses a risk to the overall economy and has adversely affected the online advertising market, which is now highly competitive. These economic conditions have impacted consumer and customer demand for our products, as well as our ability to borrow money to finance our operations, to maintain our key employees, and to manage normal commercial relationships with our customers, suppliers and creditors. For example, customers spend less on on-line advertising and other services, and may extend the payment periods for our lead generation services. If another economic crisis were to occur, our business and results of operations will continue to be negatively impacted.

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

We continue to rely on a limited number of major customers for most of our revenues.

For the fiscal year ended December 31, 2009, sales to one of our customers, a debt settlement referral division customer, accounted for approximately 14% of our revenues. For the fiscal year ended December 31, 2008, three of our customers accounted for 20%, 13%, and 12% of our revenues, respectively. The loss of any customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

We may not be successful in marketing our new proprietary software.

           In 2010, we expanded into the rapidly growing performance based software business through the formation of our new Cake Marketing Software Division. Our proprietary software streamlines the management of large scale online marketing campaigns for affiliate marketers and advertisers, while its unique ability to simplify online marketing efforts generates immediate cost saving for clients. The software is available for a monthly licensing fee to affiliate marketers, advertising agencies and corporations using a Software-as-a-Service or SaaS, model. We have invested a substantial amount of time and money in developing and launching our proprietary platform. There is no assurance that we will be successful in marketing this platform. In addition, various technical delays and malfunctions may result in additional expenses and difficulties.

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

Dilutive securities may adversely impact our stock price.

As of March 22, 2010, the following securities issuable, convertible or exercisable into shares of our Common Stock were outstanding:

●	5,400,000 shares of Common Stock issuable upon the possible conversion of outstanding 10% Series A Convertible Preferred Stock;

●	11,662,500 shares of Common Stock issuable upon the possible conversion of outstanding 8% Series B Convertible Preferred Stock;

●	1,897,694 shares of Common Stock issuable in payment of PIK dividends by our 10% Series A Convertible Preferred Stock holders, or the Series A PIK Dividends;

●	1,870,324 shares of Common Stock issuable in payment of PIK dividends by our 8% Series B Convertible Preferred Stock holders, or the Series B PIK Dividends;

●	Warrants to purchase up to a total of 450,000 shares of our Common Stock at a price of $0.15 per share, or the TDRG Warrants;

●	Warrants to purchase up to a total of 719,422 shares of our Common Stock at a price of $0.15 per share, or the Series A Warrants;

●	Warrants to purchase up to a total of 3,199,375 shares of our Common Stock at a price of $0.35 per share, or the Series B Warrants;

●
Warrants to purchase up to a total of 2,350,000 shares of our Common Stock at a price of $0.35 per share with a cashless exercise feature, issued to holders of Series B Preferred Stock, who exercised their Series B Warrants;

●	Convertible Promissory Notes in a total principal amount of $530,000, which may be converted at the note holders' option at conversion prices ranging between $0.35 - $0.55 per share;

●	Convertible Promissory Notes in a total principal amount of $637,000, which may be converted at the note holders' option at conversion prices ranging between $0.35 - $0.55 per share;

●	Warrants to purchase up to a total of 583,500 shares of our Common Stock at prices ranging between $0.55 - $0.75 per share, issued in connection with convertible promissory notes;

●	Warrants to purchase up to a total of 1,426,250 shares of our Common Stock at a price of $0.65 per share, issued in connection with a private placement;

●	Warrants to purchase up to a total of 3,408,333 shares of our Common Stock at prices ranging between $0.50 - $0.55 per share, issued to various service providers; and

●	up to 10,000,000 shares of Common Stock issuable under our stock option plan.

These securities represent as of March 22, 2010, approximately 60% of our Common Stock on a fully diluted, as converted basis. The exercise of these options or warrants and the conversion of the preferred stock, both of which have fixed prices, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

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

Our internal control over financial reporting was not considered effective as of December 31, 2009 and may continue to be ineffective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's report as of the end of 2009 identified several material weaknesses and concluded that we did not have effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements. Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

As of March 22, 2010 we had 30,430,816 shares of Common Stock issued and outstanding, of which  28,686,287 shares were freely tradable under Rule 144 under the Securities Act, or registered for re-sale. The possibility that substantial amounts of outstanding Common Stock may be sold in the public market may adversely affect prevailing market prices for our Common Stock.  This could negatively affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On January 27, 2004, we entered into a 3-year lease for a 2,769 square foot office facility in Los Angeles, California, which commenced on March 15, 2004. Under the terms of the lease, we are required to pay initial monthly base rent of $6,092. The base rent increased annually by 3%. On March 12, 2007, the lease was amended, extending the lease for another 3 years.  Under the new terms of the lease, we are required to pay initial monthly base rent of $7,337, increasing annually by 4%. At December 31, 2009, we subleased the office facility in Los Angeles to two subtenants.  The subleases require payments aggregating to $7,337 through June 2010. We do not intend to renew our lease upon expiration in 2010.

During January 2009, we entered into a lease for certain office space in Newport Beach, California, effective on February 1, 2009.  Under the terms of the lease, we pay monthly base rent of $4,100.  The lease is renewable every month.

Item 3. Legal Proceedings.

We are currently not a party to any material pending litigation, government investigation or any other legal proceedings.

Item 4. (Removed and Reserved)

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock began quotation on the Over-the-Counter Bulletin Board on January 9, 2008, and is quoted under the symbol "ACLZ.OB". Prior to such date our common stock was not traded on any established public trading market, nor was it quoted on any automated quotation system. The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter during the last two fiscal years. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2008	High	Low

First Quarter Ended March 31, 2008	$0.80	$0.50
Second Quarter Ended June 30, 2008	$0.78	$0.72
Third Quarter Ended September 30, 2008	$0.75	$0.45
Fourth Quarter Ended December 31, 2008	$0.50	$0.25

Fiscal Year Ended December 31, 2009	High	Low

First Quarter Ended March 31, 2009	$0.38	$0.20
Second Quarter Ended June 30, 2009	$0.52	$0.25
Third Quarter Ended September 30, 2009	$0.60	$0.40
Fourth Quarter Ended December 31, 2009	$0.80	$0.52

	High	Low

First Quarter through March 22, 2010	$0.65	$0.51

Stockholders

As of March 22, 2010, there were 112 stockholders of record of our Common Stock.

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

The holders of our 10% Series A Preferred Stock are entitled to receive a cumulative preferential dividend of 10% per annum on the stated value of the 10% Series A Preferred Stock owned by them. The dividend is payable at our option in cash or shares of Common Stock valued at $0.15 per share.  We do not intend to pay any cash dividend in the near future. Dividends are payable on a quarterly basis on each of September 1, December 1, March 1, and June 1, and commenced September 1, 2006.

The holders of our 8% Series B Preferred Stock are entitled to receive a cumulative preferential dividend of 8% per annum on the stated value of the 8% Series A Preferred Stock owned by them. The dividend is payable at our option in cash or shares of Common Stock valued at $0.35 per share.  We do not intend to pay any cash dividend in the near future. Dividends are payable on a quarterly basis on each of September 1, December 1, March 1, and June 1, and commenced December 1, 2007.

Unregistered issuance of Securities

On December 1, 2009 we issued a total of 134,642 shares of Common Stock as PIK Dividends to the holders of our Series A Preferred and 148,039 shares of Common Stock as PIK Dividends to the holders of our Series B Preferred.

On December 30, 2009 we issued a total of 45,529 shares of Common Stock to note holders for interest pursuant to our 10% and 12% convertible notes payable.

During November and December 2009 we issued a total of 585,000 shares of Common Stock pursuant to a private placement.

Share Repurchases

On December 18, 2009 we repurchased and retired 20,000 shares of Common Stock from Christopher Meredith, one of our directors.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

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

We own and operate an extensive portfolio of approximately 6,000 domain names (commonly referred to as URLs). Our URL portfolio is currently used to build consumer-based financial portals, microsites, blogs, and landing pages used for lead generation initiatives.  This media strategy drives new membership, which results in recurring user traffic to our websites and allows us to generate highly relevant responses and leads for our online advertising and lead generation customers.

In 2010 we expanded into the rapidly growing performance based software business through the formation of our new Cake Marketing Software Division. Our proprietary software streamlines the management of large scale online marketing campaigns for affiliate marketers and advertisers, while its unique ability to simplify online marketing efforts generates immediate cost saving for clients. The software is available for a monthly licensing fee to affiliate marketers, advertising agencies and corporations using a Software-as-a-Service (SaaS) model.

As of the end of 2008 we closed our debt settlement referrals division, however in 2009 we still received fees for sales and marketing support we provided in connection with debt settlement solutions prior to closing this unit. These payments gradually decreased in 2009 and we expect that they will continue to decrease in 2010.

Our principal offices are located at: 12121 Wilshire Blvd., Suite 322, Los Angeles, CA 90025, and our telephone number there is: (310) 903 4001. Our corporate website is: www.accelerizenewmedia.com.

Results of Operations

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Year ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2009	2008	in $ 2009	in % 2009
			vs 2008	vs 2008
Revenue:
Lead generation revenues	$2,724,706	$2,216,302	$508,404	22.9%
Debt solution revenues	701,285	1,190,966	(489,681)	-41.1%
Advertising and other revenues	447,586	388,095	59,491	15.3%
Total revenues:	3,873,577	3,795,363	78,214	2.1%

Operating expenses:
Selling, general and administrative	5,767,368	8,754,657	(2,987,289)	-34.1%
Total operating expenses	5,767,368	8,754,657	(2,987,289)	-34.1%

Operating loss	(1,893,791)	(4,959,294)	3,065,503	-61.8%

Other expense, net:
Interest expense, net	(119,693)	(32,302)	(87,391)	270.5%
	(119,693)	(32,302)	(87,391)	270.5%

Net loss	(2,013,484)	(4,991,596)	2,978,112	-59.7%

Less dividends issued for series A and B preferred stock	410,812	415,206	$(4,394)	-1.1%

Net loss attributable to common stock	$(2,424,296)	$(5,406,802)	$2,982,506	-55.2%

Revenues

Revenues primarily consist of fees generated from lead generation, sales and marketing of debt settlement referrals, and, to a lesser extent, from online advertising and other revenues generated from our online publishing group.

Our increase in lead generation revenues during the year ended December 31, 2009, when compared to the prior year is due primarily to an increase in the number of leads we sold.

Our decrease in debt solution revenues during the year ended December 31, 2009, when compared to the prior year is primarily due to our decision to cease operating our Debt Settlement Referral Division effective January 1, 2009. During 2010, we expect to continue to receive commissions for debt settlement solutions provided to past clients to a lesser extent.

Our increase in advertising and other services revenues during the year ended December 31, 2009 when compared to the prior year is due to the increased number of customers using our advertising and other services.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses during the year ended December 31, 2009 when compared with the prior year is primarily due to the following:

•	a decrease in lead acquisition costs and sales acquisition costs of approximately $463,000; this decrease is primarily due to a concentrated effort by management to acquire leads of higher quality;
•
a decrease in payroll expenses of approximately $714,000; this decrease is primarily due to the termination of a number of employees in September 2008, resulting from  our  decreased involvement in the sales and marketing of debt settlement solutions;

•	a decrease in advertising expenses of approximately $932,000; this decrease is primarily due to the issuance of 2.5 million warrants to a marketing consultant during 2008, which did not occur in 2009;
•	a decrease in warrant expense of approximately $1,148,000 resulting from the issuance of warrants in September 2008 to induce the exercise of Series B Preferred Stock warrants; offset by
•	an increase in impairment of goodwill of approximately $622,000, resulting from our decision to cease operating our Debt Settlement Referral Division;

Interest

Interest expense consists of interest charges associated with the 10% and 12% notes payable issued in 2008 and 2009.  The increase in interest expense during the year ended December 31, 2009 is primarily due to the increase in the weighted-average debt outstanding. During 2009, as compared to 2008, we issued notes payable aggregating an additional $637,000.

Liquidity and Capital Resources

At December 31, 2009, our cash amounted to approximately $128,000 and our working deficit amounted to approximately $411,000. During the year ended December 31, 2009, cash decreased due to cash used in operating and investing activities, offset by cash provided by financing activities.

During the year ended December 31, 2009, we used cash in our operating activities amounting to approximately $870,000. Our cash used in operating activities was comprised of our net loss of approximately $2,013,000 adjusted for the following:

•	Fair value of options granted to employees, including modification of terms of approximately $344,000;
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $314,000;
•	Impairment of goodwill of approximately $622,000;
•	Fair value of shares or warrants issued for services of $98,000; and
•	Fair value of shares issued for interest payment of approximately $50,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activities:

•	Decrease in accounts payable and accrued expenses of approximately $47,000, resulting from a decrease in expenditures; and
•	Decrease in deferred revenue of approximately $243,000, resulting from a decreased number of consumers successfully referred to debt settlement agencies.

During the year ended December 31, 2009, we incurred website development costs of approximately $400 in connection with development and enhancement of our websites and capital expenditures of approximately $4,000.

During the year ended December 31, 2009, we generated cash from financing activities of approximately $750,000, which primarily consisted of the proceeds from notes payable of $637,000, net proceeds from the issuance of common stock for cash of approximately $205,000 and proceeds from the exercise of warrants of approximately $24,000, offset by the payment of finder’s fees related to the issuance of notes payable of $63,700 and the repurchase of shares of common stock of $52,000.

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

During the year ended December 31, 2008, we generated cash from financing activities of approximately $1,324,000, which primarily consisted of the proceeds from notes payable of $530,000 and proceeds from the exercise of warrants of approximately $822,000, offset by the payment to a former partner of TDRG of approximately $29,000.

Capital Raising Transactions

We have undertaken the following transactions to provide ourselves with working capital in the last two years:

Common Stock

From 2006 through December 31, 2008, we issued an aggregate of 27,184,854 shares of Common Stock to founders, consultants, investors, as PIK dividends on our Series A and Series B Preferred Stock and to the founders of TDRG.

During the year ended December 31, 2009, we:

•	paid PIK dividends to our Series A and B preferred stock holders amounting to 1,327,241 shares of Common Stock, which were valued at $410,812;
•	issued 250,000 shares of Common Stock to a service provider valued at $50,000;
•	issued 313,873 shares of Common Stock to warrant holders, pursuant to cashless exercises of warrants issued to them in connection with our Series A Preferred financing;
•	issued 225,000 shares of Common Stock to a holder of Preferred Stock Series B, pursuant to a conversion of 2,250 shares of Series B Preferred Stock;
•
issued 168,00 shares of Common Stock, aggregating $23,940 after finder’s fees as a result of certain stockholders exercised their warrants associated with Series A Preferred Stock at an exercise price per share of $0.15;

•	issued 95,599 shares of Common Stock to note holders for interest pursuant to the 10% and 12% convertible promissory notes, aggregating $50,070;
•	repurchased 520,000 shares of our Common Stock from a Director; and
•
issued 585,000 shares of Common Stock pursuant to a private placement which generated gross proceeds of $234,000. In connection with these private placements, we paid commissions to our placement agents of $29,170 in cash.

On March 1, 2010 we paid PIK dividends to our Series A and B preferred stock holders amounting to 282,291 shares of Common Stock, which are valued at $100,492.

On March 1, 2010 we issued 40,074 shares of Common Stock to note holders for interest pursuant to the 10% and 12% convertible promissory notes, aggregating $25,035.

During January and February 2010 we repurchased 40,000 shares of our Common Stock from a Director for an aggregate of $4,000.

From January to March 22, 2010, we have agreed to issue 841,250 shares of Common Stock at $.40 per share pursuant to a private placement which generated gross proceeds of $336,500. In connection with this private placement, we shall issue 841,250 warrants exercisable at a price of $0.65 per share. The warrants shall expire three years from the date of grant. In connection with these private placements, we paid commissions to our placement agent of $27,495 in cash and will issue 77,875 warrants exercisable at a price of $0.65 per share. The warrants will expire three years from the date of grant.

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

8% Series B Convertible Preferred Stock

On August 31, 2007 we completed an offering consisting of 40 Units, or the Units, offered at a price of $105,000 per Unit. Each Unit was comprised of 3,000 shares of 8% Series B Convertible Preferred Stock, and Warrants to purchase up to 105,000 shares of our Common Stock for a period of seven years with an exercise price of $0.35 per share. The Units were sold to certain accredited investors for aggregate gross proceeds of $4,160,625, of which $416,062.50 were paid as commission to the placement agent, Skyebanc, Inc., and an additional $100,000 was paid to Skyebanc, Inc. as reimbursement for their expenses; Skyebanc also received warrants to purchase 1,188,750 shares of our Common Stock, with an exercise price of $0.35 per share. In addition, we issued 4 Units to certain of our existing stockholders in consideration of forgiveness of a $400,000 debt which was owed by us to such stockholders and additional $20,000 paid in cash by such stockholders.

Warrants

From 2006 through December 31, 2008, we issued an aggregate of 10,772,708 warrants to Series A and B Preferred Stock stockholders, note holders of our First Convertible Promissory Notes, founders of TDRG, and service providers. During 2008, 2,350,000 warrants were exercised by Series B Preferred Stock stockholders.

During February 2009 the board approved the reduction of the exercise price of the warrants issued in connection with the First Convertible Promissory Notes from $0.75 to $0.55.

During the year ended December 31, 2009, the Second Convertible Promissory Note holders described below also received warrants to purchase an aggregate of 318,500 shares of our Common Stock.  The warrants are exercisable for 5 years and expire in 2014, with an exercise price of $0.55 per share. The exercise price of the warrants and the number of shares issuable upon the exercise of the warrants is subject to adjustment in the event of stock splits, stock dividends and reorganizations, or in the event we issue shares of Common Stock or securities convertible or exchange for shares of Common Stock at an effective price less than the then exercise price of the warrants in which event the exercise price would be adjusted downward. We have the right to call the warrants, at a redemption price of $0.001 per warrant share, commencing on the first trading day after our Common Stock has traded for ten consecutive days on the OTC.BB at an average closing price at or exceeding $1.25 per share.

During the year ended December 31, 2009, in consideration for services, we issued to service providers warrants to purchase 600,000 shares of Common Stock exercisable at a price of $0.35 per share.  The warrants expire in March 2014.

During the year ended December 31, 2009, in connection with the private placement, we issued warrants to purchase up to 585,000 shares of Common Stock exercisable at a price of $0.65 to the stockholders. The warrants expire between November and December 2012. We also issued 57,250 warrants as part of commission to the placement agents, which are exercisable at $0.65 and expire between November and December 2012.

During the year ended December 31, 2009, certain stockholders of our Series A Preferred Stock exercised 168,000 warrants at an exercise price of $0.15.

During the year ended December 31, 2009, certain stockholders exercised their right to a cashless exercise of 462,578 warrants for 313,873 shares of our Common Stock. These warrants were originally issued as part of the Series A Preferred Stock issuance.

From January to March 22, 2010, in connection with the private placement, we shall issue warrants to purchase up to 841,250 shares of Common Stock exercisable at a price of $0.65 to the stockholders. The warrants will expire in between January and March 2013. We also will issue 77,875 warrants as part of commission to the placement agents, which are exercisable at $0.65 and expire between January and March 2013.

First Convertible Promissory Note.

During 2008, we issued convertible promissory notes aggregating $530,000 to seven different stockholders. The notes bear interest at a rate of 10% per annum and mature in March 2011. Interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the notes are satisfied. Principal and interest are payable either in cash or shares of our Common Stock as follows: (1) if the average closing price of the common stock on the last five trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of common stock. In such case, the number of shares of common stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, (2) if the average closing price of the common stock on the last five trading days prior to maturity date is less than $0.50, then the principal may only be paid in cash. The notes are convertible at the lower of the following rate: (i) $0.75 per share; (ii) the average of the closing price, as quoted on the OTC.BB for the last five trading days prior to conversion, but in no event less than $0.50 per share; or (iii) at the fair value of any Common Stock shares issued by us prior to the maturity date in connection with a new transaction, except for shares issued pursuant to our stock option plan.

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

The interest and amortization expense associated with the notes payable amounted to $197,612 during the year ended December 31, 2009, as compared to $62,314 during the year ended December 31, 2008.

Second Convertible Promissory Note.

During 2009, we issued convertible promissory notes aggregating $637,000 to various persons. The notes bear interest at a rate of 12% per annum and mature in March 2012. Interest is payable commencing June 1, 2009 and every quarter thereafter, until the obligations under the notes are satisfied. Principal and interest are payable either in cash or shares of our Common Stock, at the noteholder’s option. At maturity, the principal is payable in cash or shares of our Common Stock as follows: (1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of common stock. In such case, the number of shares of Common Stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, (2) if the average closing price of the Common Stock on the last five trading days prior to maturity date is less than $0.50, then the principal may only be paid in cash.  The notes are convertible at the lower of the following rate: (i) $0.50 per share; (ii) at the fair value of any Common Stock shares issued by us prior to the maturity date in connection with a new transaction, except for shares issued pursuant to our stock option plan.

We may prepay the notes at any time on or after July 30, 2009 but prior to the maturity date without any premium or penalty. In such case, the noteholder has the option to have the principal and accrued interest paid in cash or shares of our common stock. If the notes are paid in shares, the notes are convertible using the same rate as described above.

In addition, we issued to the lenders common stock purchase warrants to purchase an aggregate of 318,500 shares, as described more fully above.

We used the cash proceeds from the offerings, the promissory notes and the line of credit advances to finance our ongoing operations, including, development, sales, marketing and support services.

The interest and amortization expense associated with the notes payable amounted to $108,968 during the year ended December 31, 2009.

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, we recorded a beneficial conversion feature related to the First Convertible Promissory Notes and the Second Convertible Promissory Notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the years ended December 31, 2009 and 2008, respectively, the beneficial conversion feature amounted to $194,703 and $179,450. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

Stock Options

During the year ended December 31, 2009, we granted to certain of our employees options to purchase 495,000 shares of Common Stock under the Accelerize New Media Stock Option Plan.

Contractual Obligations and Commitments

As of December 31, 2009, we have amended and extended by three additional years the employment agreements with two of our officers, Brian Ross and Damon Stein. The agreements are renewable for an additional two-year period at the option of the applicable officer. The aggregate compensation to be paid under such agreements amounts to $300,000 per year. If the employment or consulting arrangement is terminated without cause by us, we are under the obligation, subject to certain restrictions, to pay the greater of the amount remaining on the term or one-year compensation of $150,000, to the respective employee or consultant. If the employment or consulting arrangement is terminated with cause, we have no liability for further payments. In addition, on January 1, 2010, we entered into an employment agreement with Daniel Minton for a three-year term. The aggregate compensation paid thereunder is $100,000 per year. If the employment or consulting arrangement is terminated without cause by us, we are under the obligation, subject to certain restrictions, to pay the greater of the amount remaining on the term or one-year compensation of $100,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Website Development Costs

We have capitalized certain internal use software and website development costs amounting to approximately $400 and $51,000 as of December 31, 2009 and 2008, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

We exercise judgment in estimating the useful life of costs capitalized, based on the complexity of the technical enhancements.

Share-Based Payment

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, Topic 718, Compensation-Stock Compensation, or ASC 718, for all the stock awards granted after December 31, 2005, and granted prior to but not yet vested as of December 31, 2005. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 7 in our footnotes for further information regarding our stock-based compensation assumptions and expenses. We elected to use the modified prospective transition method as permitted by ASC 718.

Effective January 1, 2006, we changed our method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 has been and will continue to be recognized using the straight-line single-option approach.

We have elected to use the Black-Scholes-Merton, or BSM, option-pricing model to estimate the fair value of our options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We exercise judgment in selecting benchmark companies for our expected volatility.

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

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in us.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon the evaluation conducted by management in connection with the audit of our financial statements for the year ended December 31, 2009, we identified material weaknesses in our internal control over financial reporting as described below. As a result of these material weaknesses, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009, to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31,  2009, management identified the following material weaknesses:

•	There is no documentation that the board of directors monitored or provided oversight responsibility related to financial reporting and related internal controls and considered its effectiveness;

•	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

•	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

•	We lacked the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements.  We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities.   Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.  Due to the existence of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009.

Auditor Attestation

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and principal position of our executive officers and directors as of March 22, 2010:

Name	Age	Position
Brian Ross	35	President, Chief Executive Officer, Treasurer, Director
Chris Meredith	39	Director
Daniel Minton	34	Head of Financial Portals
Damon Stein	34	General Counsel and Secretary
Jeff McCollum	38	Head of Lead Generation Division

The biographies of each of the continuing directors, Mr. Ross and Mr. Meredith, below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused us to determine that the person should continue to serve as a director for the Company beginning in 2010.

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

Chris Meredith. Mr. Meredith founded Accelerize’s predecessors in 2001 to provide cutting-edge Internet development services. Mr. Meredith served as our Chief Technology Officer from November 2005 until April 2009, and as a director since December 2006. Mr. Meredith brings over ten years of Internet technology and product development in the financial, competitive intelligence, marketing and telecommunications industries. He was instrumental in creating Accelerize’s core consumer product EDGAR Index, an RSS-based SEC filing alert service. Prior to his work at Accelerize, Mr. Meredith led product development at Intelligence Data, a division of Thompson Financial. Mr. Meredith also led product development at mBLAST marketing portal and Senior Technical Lead at TNCI, a leading telecommunications provider. Mr. Meredith attended the University of Massachusetts, Amherst and Massachusetts College of Art, and received a Diploma in Professional Photography from New England School of Photography.

Daniel Minton. Mr. Minton has managed our online publishing group and financial portals since inception. Mr. Minton started in the internet industry in the late 1990s as lead programmer for Watershed Consulting. In 2002 Watershed Consulting was hired by The Coleman Company to develop an Outdoor Recreation Community on the Internet. He was instrumental in designing the National Recreation Database which was published as the Coleman Outernet. From 2004 until he joined us. Mr. Minton served as Vice President of Seed Advertising where he was responsible for all lead generation initiatives, sales, and interactive marketing. Mr. Minton’s responsibility at Accelerize includes all lead generation initiatives, as well as on line advertising and media purchasing. Mr. Minton attended Washington State University, where he studied English and Philosophy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that during the fiscal year ended December 31, 2009, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

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

Audit Committee Financial Expert

Currently no member of our board is an audit committee financial expert. We do not currently have the resources to recruit a board member who would also be a financial expert. We may start our recruiting process for such board member during 2010 if our financial position improves.

Code of Ethics

We have adopted a Code of Business Conduct Ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics, free of charge, upon request.

Employment Agreements

We have written employment agreement with most of our employees. The main terms of the executive employment or consulting agreements of Brian Ross, our President, Chief Executive Officer, Treasurer, and Director, Damon Stein, our General Counsel and Secretary, Jeff McCollum, our Head of Lead Generation Division, and Daniel Minton, our Head of Financial Portals, are summarized below.

Mr. Ross’s employment agreement was amended, effective as of January 1, 2010, and continues until the earlier of January 1, 2013 or its earlier termination or expiration, with an option to renew for an additional 2 years upon 30-day prior notice. The agreement is renewable for additional periods thereafter. Under the agreement Mr. Ross is entitled to an annual base salary of $150,000. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Ross is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, Mr. Ross was granted non-qualified stock options to purchase up to 2,000,000 of our shares. The agreement may be terminated by either party without cause upon a 30-day prior written notice. If we elect to terminate Mr. Ross’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year.  We may also terminate the agreement and Mr. Ross’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions.

Mr. Stein’s employment agreement was amended, effective as of January 1, 2010, and continues until the earlier of January 1, 2013 or its earlier termination or expiration, with an option to renew for an additional 2 years upon 30-day prior notice. The agreement is renewable for additional periods thereafter. Under the agreement Mr. Stein is entitled to an annual base salary of $150,000.If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Stein is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, Mr. Stein  was granted non-qualified stock options to purchase up to an aggregate of  675,000 of our shares, of which 400,000 are currently exercisable . The agreement may be terminated by either party without cause upon a 30-day prior written notice. If we elect to terminate Mr. Stein’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year as well as any unvested options or bonuses. We may also terminate the agreement and Mr. Stein’s employment immediately upon receipt of a written notice from Mr. Stein that he intends to terminate his employment, and upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions.

Mr. McCollum's employment agreement is effective as of March 15, 2007 and continues until termination.  Mr. McCollum’s employment is “at will”, meaning that both parties shall have the right to terminate the agreement at any time without cause by giving notice of such termination to the other party. Under the agreement Mr. McCollum is entitled to an annual base salary of $150,000.  Mr. McCollum is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, Mr. McCollum was granted non-qualified stock options to purchase up to 3,500,000 of our shares as of April 1, 2010. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions.

Mr. Minton’s employment agreement is effective as of January 1, 2010 and continues until the earlier of January 1, 2013 or its earlier termination or expiration, with an option to renew for an additional 2 years upon 60-day prior notice. The agreement is renewable for additional periods thereafter. Under the agreement, Mr. Minton is entitled to an annual base salary of $100,000. Mr. Minton is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, Mr. Minton will be entitled to grants under our stock option plan. The agreement may be terminated by either party without cause upon a 30-day prior written notice. If we elect to terminate Mr. Minton’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year as well as any unvested options or bonuses. We may also terminate the agreement and Mr. Minton’s employment immediately upon receipt of a written notice from Mr. Minton that he intends to terminate his employment, and upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions.

Item 11. Executive Compensation

The following table sets forth, for the last three completed fiscal years, all compensation paid, distributed or accrued for services rendered to us by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)		Total ($)

Brian Ross, President, Chief	2007	90,000	49,000	(3)	139,000
Executive Officer, and Treasurer (2)	2008	93,000	-		93,000
	2009	90,000	-		90,000

Damon Stein, General Counsel,	2007	135,833	9,800	(5)	145,633
Head of the Debt Division and Secretary (4)	2008	152,950	-		152,950
	2009	150,000	116,600	(6)	266,600

Jeff McCollum	2007	118,750	85,750	(8)	204,500
Head of Lead Generation Division (7)	2008	154,000	-		154,000
	2009	150,000	-		150,000

(1)           The dollar value recognized for the stock option awards was determined in accordance with ASC 718. For a disclosure of the assumptions made in the valuation please refer to footnote 6 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)           During the fiscal years ended December 31, 2008 and 2009, only $78,375 (taking into account a deferral of salary) and $ 90,000, was paid to Mr. Ross, respectively in monthly salary payments. In accordance with the terms of his employment agreement, his unpaid salary for this year is accruing without interest. Mr. Ross’s employment agreement is effective as of January 1, 2010 and continues until the earlier of January 1, 2013 or its earlier termination or expiration. See “Management Employment Agreements.”

(3)            Options to purchase 2,000,000 shares of our Common Stock at an exercise price of $0.15 per share, vesting on a quarterly basis over a period of 24 months (250,000 options every quarter) commencing April 1, 2007.

(4)           During the fiscal years ended December 31, 2008 and 2009, only $132,325 (with a deferral of salary) and $150,000, was paid to Mr. Stein, respectively in monthly salary payments. In accordance with the terms of his employment agreement, his unpaid salary for this year is accruing without interest. Mr. Stein’s employment agreement is effective as of January 1, 2010 and continues until the earlier of January 1, 2013 or its earlier termination or expiration, with an option to renew for additional 2 years upon 60-day prior notice. See “Management Employment Agreements.”

(5)           Options to purchase 400,000 shares of our Common Stock at an exercise price of $0.15 per share, vesting on a quarterly basis over a period of 24 months (50,000 options every quarter) commencing April 1, 2007.

(6)           Options to purchase 275,000 shares of our Common Stock at an exercise price of $0.55 per share, vesting on a quarterly basis over a period of 24 months (34,375 options every quarter) commencing January 1, 2010.

(7)          During the fiscal years ended December 31, 2008 and 2009, only $133,375 (taking into account a deferral of salary) and $ 150,000, was paid to Mr. McCollum, respectively in monthly salary payments. In accordance with the terms of his employment agreement, his unpaid salary for this year is accruing without interest.  Mr. McCollum’s employment agreement is effective as of March 15, 2007 and may be terminated at will for any reason. See “Management Employment Agreements.”

(8)           Options to purchase 3,500,000 shares of our Common Stock at an exercise price of $0.15 per share, vesting on a quarterly basis over a period of 36 months (25% on January 1, 2008 and then 8% each quarter there after) commencing January 1, 2008.

We have no plans or arrangements with respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control, except for the following: (i) if  we elect to terminate Mr. Ross’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, (ii) if  we elect to terminate Mr. Minton’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, and (iii) if  we elect to terminate Mr. Stein’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year as well as any unvested options and bonuses.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2009 by our Executive Officers and Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Brian Ross	2,000,000	-0-	$0.15	1/1/2017
Damon Stein	400,000	275,000 (1)	$0.15 - $0.55	1/1/2017 & 12/4/2019
Jeff McCollum(2)	2,916,666	583,334	$0.15	4/1/2017

(1) Options to purchase 275,000 shares of Common Stock, vesting on a quarterly basis over a period of 24 months commencing March 31, 2010.

(2) Options to purchase shares of Common Stock, vesting on a quarterly basis over a period of 36 months commencing January 1, 2008 through April 1, 2010.

Director Compensation

The two members of our Board of Directors, Mr. Brian Ross and Mr. Chris Meredith do not receive any additional compensation for their services as directors, except reimbursement for their reasonable expenses for attending board and board committee meetings.  Mr. Ross is a current executive officer and Mr. Meredith is a former executive officer. Mr. Ross's compensation is fully reflected in the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of March 22, 2010 we had 30,430,816 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 22, 2010 by:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our directors;

•	each of our executive officers named in the compensation tables in Item 11; and

•	All of our executive officers and directors as a group.

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (2)
	COMMON STOCK		SERIES A PREFERRED STOCK		SERIES B PREDERRED STOCK
NAME (1)	# OF SHARES	% OF CLASS	# OF SHARES	% OF CLASS	# OF SHARES	% OF CLASS	% OF VOTE

Brian Ross (3)	8,100,000	25.0%	-0-	n/a	-0-	n/a	16.4%
Jeff McCollum (4)	2,916,666	8.8%	-0-	n/a	-0-	n/a	5.8%
Chris Meredith (5)	2,690,000	8.8%	-0-	n/a	-0-	n/a	5.7%
Daniel Minton (6)	825,000	2.7%	-0-	n/a	-0-	n/a	1.7%
Damon Stein (7)	2,375,000	7.7%	-0-	n/a	-0-	n/a	4.9%
All officers and directors as a group (five persons) (8)	16,906,666	53.0%	-0-	n/a	-0-	n/a	34.5%
Dan Goldberg (9)	2,375,000	7.7%	-0-	n/a	-0-	n/a	4.9%

(1)	Unless otherwise indicated, the business address of each person listed is in care of Accelerize New Media, Inc., 12121 Wilshire Blvd., Suite 322, Los Angeles, CA 90025.
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

(3)	Includes 2,000,000 options, exercisable at $.15 per share.
(4)	Consists of 2,916,666 options, exercisable at $.15 per share.
(5)	Includes 200,000 options, exercisable at $.15 per share.
(6)	Includes 225,000 options, exercisable at $.15 per share.
(7)	Includes 400,000 options, exercisable at $.15 per share.
(8)	Includes 5,741,666 options, exercisable at $.15 per share.
(9)	Includes 400,000 options, exercisable at $.15 per share, whose address is 206 East Patcong Ave, Linwood, NJ 08221

Securities authorized for issuance under equity compensation plans.

The table below provides information regarding all compensation plans as of the end of the most recently completed fiscal year (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.  Our equity compensation plan was adopted effective as of December 15, 2006 and options may be granted under the  plan through December 14, 2016.  The plan was amended to increase the number of shares available under the plan for non-qualified stock options from 4,300,000 to 10,000,000 effective as of May 17, 2006. In any year, no optionee may be granted options to acquire in the aggregate more than 500,000 shares. The plan permits the grant of both incentive stock options and non-qualified stock options.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	7,602,500	$0.18	2,397,500
Total	7,602,500	$0.18	2,397,500

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Related Party Transactions

As part of Christopher Meredith's severance agreement, we paid an aggregate amount of $19,196 for Mr. Meredith's health insurance from April 30, 2009 through December 31, 2009. During this same period, we repurchased 520,000 shares of Mr. Meredith’s Common Stock in the Company at a price of $52,000.

Director Independence

As our common stock is currently traded on the OTC.BB, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. Neither of our current directors would qualify as "independent" if we were subject to the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of Sherb & Co. LLC, our independent registered public accounting firm, billed for each of the last two fiscal years for audit services and other services:

Fee Category	2008	2009

Audit Fees (1)	$76,000	$80,000
Audit Related Fees	-	-
Tax Fees (2)	5,000	5,000
All Other Fees	2,125(3)	-

Total Fees	$83,125	$85,000

(1)  Consists of fees for professional services rendered in connection with the review of our three quarterly reports on Form 10-Q and the financial statements included in our annual report on Form 10-K
(2)  Consists of fees relating to our tax compliance and tax planning.
(3)  Consists of fees relating to review of our registration statement on form S-1, which was withdrawn.

We do not have an Audit Committee. Our Board of Directors pre-approves all auditing services and permissible non-audit services provided to us by our independent registered public accounting firm. All fees listed above were pre-approved in accordance with this policy.

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

4.4	Form of Common Stock Purchase Warrant for 8% Series B Convertible Preferred Stock (incorporated by reference to the Company’s Quarterly Report on Form 10QSB filed on August 13, 2007.)

10.1	Form of Promissory Note (incorporated by reference to Amendment No.3 of the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on April 30, 2007.)

10.2	Form of Note Conversion Agreement (incorporated by reference to the Company’s Current Report on Form 8-K furnished on September 7, 2007.)

10.3*	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.4*	Employment Agreement of Brian Ross (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.5*	Amendment No.1 to Employment Agreement of Brian Ross, dated January 1, 2010 (filed herewith).

10.6*	Employment Agreement of Chris Meredith (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.7*	Employment Agreement of Damon Stein (incorporated by reference to Amendment No.1 to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on January 31, 2007.)

10.8*	Amendment No.1 to Employment Agreement of Damon Stein, dated January 1, 2010 (filed herewith).

10.9*	Employment Agreement of Dan Goldberg (incorporated by reference to Amendment No.1 to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on January 31, 2007.)

10.10*	Employment Agreement of Jeff McCollum (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on March 19, 2009.)

10.11*	Employment Agreement of Daniel Minton, dated January 1, 2010 (filed herewith).

10.12
Form of First Convertible Promissory Note (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file no. 000-52635) filed on March 31, 2008.) as amended by that amendment (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 29, 2009).

10.13	Form of Warrant issued to First Convertible Promissory Note holders (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 5, 2008.)

10.14*	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.15
Form of Second Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 26, 2009.) as amended by that amendment (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 29, 2009).

10.16	Form of Warrant issued to Second Convertible Promissory Note holders (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 26, 2009.)

*  Management contract or compensatory plan or arrangement

23.1	Consent of Sherb & Co., LLP. (filed herewith)

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350. (furnished herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

By:              /S/ Brian Ross
Brian Ross
President, Chief Executive Officer and Treasurer

Date: March 26, 2010

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /S/ Brian Ross	President, Chief Executive Officer, Treasurer and Director	March 26, 2010
(Principal executive and accounting officer)

By: /S/ Chris Meredith	Chief Technology Officer, Assistant Treasurer,	March 26, 2010
Assistant Secretary and Director

ACCELERIZE NEW MEDIA, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:
Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2009 and 2008	F-3
Statements of Operations for each of the two years in the periods ended December 31, 2009 and 2008	F-4
Statements of Stockholders’ Equity (Deficit) for each of the two years in the periods ended December 31, 2009 and 2008	F-5
Statements of Cash Flows for each of the two years in the periods ended December 31, 2009 and 2008	F-6
Notes to Financial Statements	F-7 – F-20

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Accelerize New Media, Inc.
Los Angeles, CA

We have audited the accompanying balance sheets of Accelerize New Media, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerize New Media, Inc. as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 26, 2010

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2009	2008
Current Assets:
Cash	$128,167	$252,921
Accounts receivable, net of allowance for bad debt of $20,525 and $6,857 at
December 31, 2009 and 2008, respectively	154,928	177,752
Prepaid expenses and other assets	30,656	30,224
Domain name rights	20,548	20,411
Deferred tax asset	29,216	56,030
Total current assets	363,515	537,338

Website development costs, net of accumulated amortization of $273,809 and
$206,410 at December 31, 2009 and 2008, respectively	73,041	140,075

Property and equipment, net of accumulated depreciation of $39,224 and $24,436 at
December 31, 2009 and 2008, respectively	6,890	17,527

Deferred financing fees	45,817	-
Goodwill	64,000	685,547
Total assets	$553,263	$1,380,487

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$396,049	$442,565
Deferred revenues- short-term	349,541	580,920
Deferred tax liability	29,216	56,030
Total current liabilities	774,806	1,079,515

Convertible notes payable and accrued interest, net of debt discount of $174,154
and $156,852 at December 31, 2009 and 2008, respectively	1,003,633	375,787
Deferred revenue- long-term	74,897	86,110
Total liabilities	1,853,336	1,541,412

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding at December 31, 2009 and 2008, respectively	728,567	728,567
Series B, 116,625 and 118,875 issued and outstanding at December 31, 2009 and 2008, respectively	3,565,813	3,644,563
Common stock; $.001 par value; 100,000,000 shares authorized;
30,149,567 issued and 29,629,567 outstanding
at December 31, 2009; 27,184,854 issued and outstanding at December 31, 2008	30,150	27,185
Additional paid-in capital	7,965,205	6,552,272
Treasury stock - at cost	(52,000)	-
Accumulated deficit	(13,537,808)	(11,113,512)

Total stockholders’ deficit	(1,300,073)	(160,925)

Total liabilities and stockholders’ deficit	$553,263	$1,380,487

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2009	2008
Revenues:
Lead generation revenues	$2,724,706	$2,216,302
Debt solution revenues	701,285	1,190,966
Advertising and other revenues	447,586	388,095
Total revenue:	3,873,577	3,795,363

Operating expenses:
Selling, general and administrative	5,767,368	8,754,657
Total operating expenses	5,767,368	8,754,657

Operating loss	(1,893,791)	(4,959,294)

Other expense:
Interest expense	(119,693)	(32,302)
	(119,693)	(32,302)

Net loss	(2,013,484)	(4,991,596)

Less dividends series A and B preferred stock	410,812	415,206

Net loss attributable to common stock	$(2,424,296)	$(5,406,802)

Basic and diluted loss per common share	$(0.09)	$(0.21)

Basic and diluted weighted average common
shares outstanding	27,712,414	25,220,571

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2008 to December 31, 2009

										Total
	Series A		Series B					Additional		Stockholders'
	Preferred Stock		Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated	Equity
	Shares	$	Shares	$	Shares	$	Stock	Capital	Deficit	(Deficit)

Balance, January 1, 2008	54,000	$728,567	118,875	$3,644,563	21,779,294	$21,779	$-	$2,418,062	$(5,706,710)	$1,106,261

Stock issued for DRG acquisition	-	-	-	-	1,750,000	1,750	-	103,250	-	105,000
Fair value of warrants issued	-	-	-	-	-	-	-	1,239,204	-	1,239,204
Fair value of warrants issued for DRG acquisition	-	-	-	-	-	-	-	174,420	-	174,420
Beneficial conversion features of convertible notes	-	-	-	-	-	-	-	179,450	-	179,450
Fair value of warrants issued for services	-	-	-	-	-	-	-	909,908	-	909,908
Fair value of options granted	-	-	-	-	-	-	-	222,528	-	222,528
Exercise of warrants	-	-	-	-	2,350,000	2,350	-	820,150	-	822,500
Stock based compensation	-	-	-	-	105,000	105	-	71,295	-	71,400
Preferred stock dividends	-	-	-	-	1,200,560	1,201	-	414,005	(415,206)	-
Net loss	-	-	-	-	-	-	-	-	(4,991,596)	(4,991,596)
Ending balance, December 31, 2008	54,000	728,567	118,875	3,644,563	27,184,854	27,185	-	6,552,272	(11,113,512)	(160,925)

Net proceeds from issuance of common stock for cash	-	-	-	-	585,000	585	-	204,245	-	204,830
Beneficial conversion features of convertible notes	-	-	-	-	-	-	-	205,895	-	205,895
Conversion of Series B Preferred Stock	-	-	(2,250)	(78,750)	225,000	225	-	78,525	-	-
Fair value of warrants issued for services	-	-	-	-	-	-	-	47,640	-	47,640
Fair value of options granted	-	-	-	-	-	-	-	86,643	-	86,643
Fair value of option modifications	-	-	-	-	-	-	-	257,318	-	257,318
Fair value of shares issued for services	-	-	-	-	250,000	250	-	49,750	-	50,000
Fair value of shares issued for interest payement	-	-	-	-	95,599	96	-	49,974	-	50,070
Exercise of warrants	-	-	-	-	168,000	168	-	23,772	-	23,940
Cashless exercise of warrants	-	-	-	-	313,873	314	-	(314)	-	-
Preferred stock dividends	-	-	-	-	1,327,241	1,327	-	409,485	(410,812)	-
Repurchase of common stock	-	-	-	-	(520,000)	-	(52,000)	-	-	(52,000)
Net loss	-	-	-	-	-	-	-	-	(2,013,484)	(2,013,484)
Ending balance, December 31, 2009	54,000	$728,567	116,625	$3,565,813	29,629,567	$30,150	$(52,000)	$7,965,205	$(13,537,808)	$(1,300,073)

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,013,484)	$(4,991,596)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	313,526	341,219
Amortization of deferred compensation	-	71,400
Impairment of goodwill	621,547	-
Fair value of shares issued for services	50,000	-
Fair value of warrants issued for services	47,640	909,908
Fair value of warrants issued for TDRG acquisition	-	174,420
Fair value of warrants issued	-	1,239,204
Fair value of options granted	86,643	222,528
Fair value of option modifications	257,318
Fair value of shares issued for interest payment	50,070	-
Changes in operating assets and liabilities:
Accounts receivable	22,824	(127,253)
Prepaid expenses	2,068	(24,437)
Domain name rights	(25,000)	(25,000)
Deferred tax asset	39,443	23,996
Other assets	(2,500)	(300)
Accrued interest	8,148	(4,693)
Accounts payable and accrued expenses	(46,517)	227,987
Deferred tax liability	(39,443)	(23,996)
Deferred revenues	(242,591)	25,731
Net cash used in operating activities	(870,308)	(1,960,882)
Cash flows used in investing activities:
Capital expenditures	(4,151)	(9,894)
Website development costs	(365)	(51,137)
Net cash used in investing activities	(4,516)	(61,031)
Cash flows from financing activities:
Proceeds from notes payable	637,000	530,000
Payment of finders fee for notes payable	(63,700)	-
Net proceeds from issuance of common stock for cash	204,830	-
Payment to former member	-	(28,983)
Net Proceeds from exercise of warrants	23,940	822,500
Repurchase of shares of common stock	(52,000)	-
Net cash provided by financing activities	750,070	1,323,517
Net decrease in cash	(124,754)	(698,396)
Cash, beginning of year	252,921	951,317
Cash, end of year	$128,167	$252,921
Supplemental disclosures of cash flow information:
Cash paid for interest	$109,839	$38,055
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Beneficial conversion feature associated with convertible notes payable	$194,703	$179,450
Revaluation of beneficial conversion feature associated with
convertible notes payable	$11,192	$-
Conversion of preferred stock Series B to common stock	$78,750	$-
Cashless exercise of warrants	$314	$-
Preferred stock dividends	$410,812	$415,206
Goodwill resulting from acquisition and corresponding
increase (decrease) in:	$-	$105,000
Assets	$-	$-
Common stock and additional paid-in capital	$-	$105,000

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Accelerize New Media, Inc., or the Company, a Delaware Corporation, incorporated on November 22, 2005, is an online based media and customer acquisition solutions provider.

The Company offers a comprehensive online media solution for clients to reach their target audience on the Internet. The Company provides lead generation and performance based customer acquisition solutions via the Company’s network of financial, news, and business networking portals, blogs, targeted e-mail, banners, search engine optimization, and co-registration opportunities. The Company primarily makes money from the following two lines of business: (1) Lead generation/Performance based marketing - Utilizing the Company’s internally designed and developed lead generation platform, the Company delivers buyers to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and essentially crafting high-quality new-business leads for such vendors, and in return the Company receives fees. The Company’s current lead generation focus surrounds, but is not limited to, the industry of debt settlement, credit repair/reports, and tax settlements, and (2.) Online advertising – the Company’s financial content network is available over the Internet, and the Company’s revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $870,000 during the year ended December 31, 2009. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The acquisition of the operations of DRG was accounted for pursuant to the FASB ASC 805 Business Combinations, which provides that the assets and liabilities acquired and the equity interest issued are initially recognized at the date of acquisition and measured at the fair value of the net assets acquired and consideration exchanged. Additionally, ASC 805 provides that the results of operations of the acquired entity after the effective date of acquisition be consolidated in the results of operations of the acquirer.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the year ending December 31, 2009, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. Two of the Company’s customers accounted for 13% and 19% of its accounts receivables at December 31, 2009.  Three of the customers accounted for 24%, 15%, and 11% of its accounts receivables at December 31, 2008.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consists of the following:

	December 31, 2009	December 31, 2008
Computer equipment and software	$15,509	$11,358
Phone equipment	19,155	19,155
Office furniture and equipment	11,450	11,450
	46,114	41,963
Accumulated depreciation	(39,224)	(24,436)
	$6,890	$17,527

Depreciation expense amounted to approximately $14,778 and $13,747 during fiscal 2009 and 2008, respectively.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC 605-10-S99-Revenue Recognition-Overall-SEC Materials. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company’s online advertising revenues are generated from the pay-per-click, cost-per-action listings, and banner ad sales of its portfolio of web sites. When an online user navigates to one of the Company’s owned and operated Websites and clicks and or visits on a particular listing/web page or completes the specified action, the Company receives a fee.

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

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if: 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract, or 2) the debt settlement agencies issue a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $424,000 and $667,000 at December 31, 2009 and 2008, respectively, and is recorded as deferred revenue on the balance sheet.

Since September 2007, the payment to the Company is subject to a partial refund only if a debt settlement agency issues a refund to the consumer over the term of the respective contract.

The Company ceased operating its Debt Settlement Referral Division effective January 1, 2009. During 2010 it will continue to receive commissions for debt settlement solutions provided to clients.

Customer Concentration

One of the Company's customers accounted for approximately 14% of its revenues during the year ending December 31, 2009. Three of the Company’s customers accounted for 20%, 13%, and 12% of the Company’s revenue during the year ending December 31, 2008.

Product Concentration

The Company offers online media solutions for U.S. based businesses to reach their target audience on the Internet. The Company provides lead generation and performance based customer acquisition solutions via Internet marketing communications offerings, such as portals, blogs, and search engine optimization.  The Company’s primary revenue sources are as follows: (1) Lead generation/Performance based marketing - utilizing the Company’s internally designed and developed lead generation platform, the Company delivers information to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and new-business leads for such vendors, and in return the Company receives fees, and (2) Online advertising – the Company’s financial content network is available over the Internet, and the Company’s revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services. The Company’s current lead generation focus surrounds, but is not limited to, the industry of debt settlement, credit repair/reports, and tax settlements.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2009 and 2008, with the exception of its convertible promissory notes.  The carrying amount of the convertible promissory notes at December 31, 2009 and 2008, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2009 and 2008, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $192,325 and $1,037,145 during the years ending December 31, 2009 and 2008, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $400 and $51,000 as of December 31, 2009 and 2008, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Income Taxes

Income taxes are accounted for in accordance with the provisions of FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Share-Based Payment

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”) for all the stock awards granted after December 31, 2005, and granted prior to but not yet vested as of December 31, 2005. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 7 for further information regarding the Company’s stock-based compensation assumptions and expenses. The Company elected to use the modified prospective transition method as permitted by ASC 718.

Effective January 1, 2006, the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted on or subsequent to January 1, 2006 has been and will continue to be recognized using the straight-line single-option approach.

The Company has elected to use the Black-Scholes-Merton (“BSM”) option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Segment Reporting

The Company generates  revenues from the following sources: (1) Lead generation/Performance based marketing - utilizing the Company’s internally designed and developed lead generation platform, the Company delivers information to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and new-business leads for such vendors, and in return the Company receives fees, and (2) Online advertising – the Company’s financial content network is available over the Internet, and the Company’s revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “ Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” ( Subtopic 470-20 ) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The outstanding options and warrants amounted to 18,898,130 at December 31, 2009, and have been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the years ending December 31, 2009 and 2008:

	For the years ending
	December 31,
	2009	2008
Numerator:
Net loss attributable to common stock	$(2,424,296)	$(5,406,802)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	27,712,414	25,220,571
Denominator for diluted earnings per share-
Weighted average shares outstanding	27,712,414	25,220,571

Basic earnings per share	$(0.09)	$(0.21)
Diluted earnings per share	$(0.09)	$(0.21)

NOTE 3: PREPAID EXPENSES

At December 31, 2009, the prepaid expenses consisted primarily of prepaid placement agent fees.

NOTE 4: DOMAIN NAME RIGHTS

During 2009, the Company renewed the domain name rights for $25,000 for an additional year.  The Company recognized amortization expense of $24,863 and $167,329 in connection with the domain name rights during the years ended December 31, 2009 and 2008, respectively.

NOTE 5: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	December 31,	December 31,
	2009	2008
Website development costs	$346,850	$346,485
Less: accumulated amortization	(273,809)	(206,410)
Website development costs, net	$73,041	$140,075

During 2008, the Company wrote off fully amortized capitalized web development costs amounting to $141,546.  Amortization expense of the website development costs amounted to $67,399 and $138,545 during the years ending December 31, 2009 and 2008, respectively.

The website development costs, net, as of December 31, 2009 will be amortized over the future periods as follows:

2010	$69,130
2011	3,895
2012	16
$73,041

NOTE 6: GOODWILL

At December 31, 2009, the Company wrote-down the value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company wrote-down approximately $622,000 during the year ended December 31, 2009.

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

During the year ended December 31, 2009, the Company issued convertible promissory notes aggregating $637,000 to certain stockholders.  The notes bear interest at 12% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of common stock. If the accrued interest is paid in shares of common stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest is payable commencing June 1, 2009 and every quarter thereafter, until the obligations under the convertible promissory notes are satisfied.  The maturity dates of the convertible promissory notes range from February to April 2012.   Effective May 29, 2009, on the maturity date, the lender has the option of having the note prepaid in cash or share of common stock as follows: 1) if the average closing price of the common stock on the last five trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of common stock. In such case, the number of shares of common stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, 2) if the average closing price of the common stock on the last five trading days prior to maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the convertible promissory notes without premium.  Each noteholder may convert, at his option, the outstanding principal of the convertible promissory note, after July 1, 2009 and prior to maturity at the lesser of: 1)  $0.50 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the Convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the years ended December 31, 2009 and 2008, respectively, the beneficial conversion feature amounted to $194,703 and $179,450. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the notes payable amounted to $306,580 and $62,314 during the years ended December 31, 2009 and 2008, respectively. The unamortized debt discount amounted to $174,154 at December 31, 2009.

During February 2009, the Company reduced the exercise price of the 10% convertible promissory notes from $0.75 to $0.55. As a result, the Company recognized a beneficial conversion feature in excess of that previously recognized, which amounted to $11,192.  The revised beneficial conversion feature is partly based on the following assumptions for the valuation of warrants associated with the convertible promissory notes, using Black Scholes Model: term: 4.1 to 4.3 years; exercise price: $0.55 to $0.75; risk-free interest rate: 1.99%; expected volatility: 62.10%; market value: $0.31. The expected volatility of the beneficial conversion features was based on the average historical volatility of comparable publicly-traded companies.  Associated with the convertible notes payable issued during the year ended December 31, 2009, the Company paid finder’s fees of $63,700 that were deferred and amortized over the period of the loans.  At December 31, 2009, the Company had recognized amortization of $17,883 for the fees.

NOTE 8: STOCKHOLDERS’ DEFICIT

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

During the year ended December 31, 2008, the Company paid dividends on its preferred stock amounting to 1,200,560 shares of the common stock, which were valued at $415,206.

During the year ended December 31, 2008, certain stockholders exercised their warrants associated with Series B Preferred Stock at an exercise price per share of $0.35.  As a result, the Company issued 2,350,000 shares of common stock, aggregating $822,500.

During the year ended December 31, 2009, the Company paid dividends on its preferred stock amounting to 1,327,241 shares of common stock, which were valued at $410,812.

During the year ended December 31, 2009, the Company issued 250,000 shares of common stock to a service provider valued at $50,000.

During the year ended December 31, 2009, the Company issued 313,873 shares of common stock to warrant holders pursuant to cashless exercises of warrants issued to them in connection with the Company’s Series A Preferred financing.

During the year ended December 31, 2009, the Company issued 225,000 shares of common stock to a holder of Preferred Stock Series B, pursuant to a conversion of 2,250 shares of Preferred Stock Series B stock.

During the year ended December 31, 2009, certain stockholders exercised their warrants associated with Series A Preferred Stock at an exercise price per share of $0.15.  As a result, the Company issued 168,000 shares of common stock, aggregating $23,940 after finder’s fees.

During the year ended December 31, 2009, the Company issued 95,599 shares of common stock to note holders for interest pursuant to the 10% and 12% convertible notes payable, aggregating $50,070.

During the year ended December 31, 2009, the Company repurchased 520,000 shares of its common stock from a stockholder for an aggregate of $52,000.

During the year ended December 31, 2009, the Company issued 585,000 shares of common stock pursuant to a private placement which generated gross proceeds of $234,000. In connection with this private placement, the Company issued 585,000 warrants exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. In connection with these private placements, the Company paid commissions to its placement agent of $29,170 in cash and issued 57,250 warrants exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant.

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

The shares of Series A Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the holder, and converted at $0.15 per share. The shares of Series A Preferred Stock are convertible into shares of common stock, at any time, at the option of the holder and a conversion price of $0.15 per share, at an initial rate of conversion of 100 shares of common stock for each one share of Series A Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of common stock or other securities convertible into shares of common stock at an effective price less than $0.15 per share. In the event a public market is established for the Company’s common stock, the 10% Series A Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its common stock is $0.40 or more per share for 10 consecutive trading days and the average daily volume is at least 100,000 shares. This has not occurred as of December 31, 2009.

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

The shares of Series B Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the Holder, and converted at $0.35 per share. The shares of Series B Preferred Stock are convertible into shares of common stock, at any time, at the option of the holder and a conversion price of $0.35 per share, at an initial rate of conversion of 100 shares of common stock for each one share of Series B Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of common stock or other securities convertible into shares of common stock at an effective price less than $0.35 per share.  In the event a public market is established for the Company’s common stock, the Series B Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its common stock is $1.00 or more per share for 10 consecutive trading days. This has not occurred as of December 31, 2009.

The rights of the holders of the Series B Preferred Stock are subordinate to the rights of the holders of Series A Preferred Stock.

During the year ended December 31, 2009, the Company issued 225,000 shares of common stock to a holder of Preferred Stock Series B, pursuant to a conversion of 2,250 shares of Preferred Stock Series B stock.

Warrants

In connection with the acquisition of DRG in January 2007, the Company granted to certain DRG employees warrants to purchase up to 500,000 shares of common stock, which may be earned based upon certain milestones related to target revenues and operating margins covering 18 months after closing. The warrants are exercisable at a price of $0.15 per share. The warrants expire between January 2012 and March 2013. During October 2008, the Company determined that such DRG employees met certain performance targets and issued to them warrants to purchase 450,000 shares of common stock.  The fair value of the warrants amounted to $174,420.

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

In connection with the issuance of notes payable with a 12% per annum interest, the Company issued warrants to purchase 318,500 shares of common stock exercisable at a price of $0.55 per share at June 30, 2009. The warrants expire in March and April 2014.

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

During the year ended December 31, 2009, in consideration for services, the Company issued to a service provider warrants to purchase 600,000 shares of common stock exercisable at a price of $0.35 per share.  The warrants expire in March 2014.

The fair value of the warrants issued in consideration for services amounted to $47,640.  The fair value is based on the following assumptions, using Black Scholes Model: term: 5 years; exercise price: $0.35; risk-free interest rate: 1.69%; expected volatility: 62.10%; market value: $0.20.

The expected volatility of the warrants issued in consideration for services was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants issued was recorded as an expense and as an increase to additional paid-in capital.

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Accelerize New Media, Inc. Stock Option Plan (the "Plan"). The total number of shares of capital stock of the Company that may be subject to options under the Plan was initially 4,300,000 shares of common stock, and on May 16, 2007 was increased to 10,000,000 shares of common stock, $.001 par value per share, from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of common stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve.

During the year ended December 31, 2009, the Company granted 495,000 options to certain of its employees.

At December 31, 2009, options to purchase 6,409,153 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price per share of $0.18 per share. The options outstanding vest over periods ranging from two to three years.

During February and December 2009, the Company extended the exercise period for certain option holders. At December 31, 2009, these options, aggregating 582,500, expire on December 31, 2010.

During the years ended December 31, 2009 and 2008, the Company recorded a share-based payment expense amounting to approximately $344,000 and $222,500, respectively, in connection with all options granted at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the year ended December 31, 2009 is based on the Black Scholes Model using the following assumptions:

	2009	2008
Exercise price:	$0.35 to 0.55	$0.47 to 0.72
Market price at date of grant:	$0.35 to 0.65	$0.50 to 0.72
Expected volatility:	68 to 75%	68 to 69%
Expected dividend rate:	0%	0%
Risk-free interest rate:	$1.67 to 2.61	2.55 to 3.41%

The expected volatility is based on the historical volatility of publicly-traded companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the year ending December 31, 2009 amounted to $0.42.

The following table summarizes information concerning currently outstanding and exercisable options as of December 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2008	7,532,500	$0.16	4.40	$1,397,500

Granted	173,500	0.68
Exercised	-	-
Expired	555,000	0.32
Outstanding at December 31, 2008	7,151,000	0.16	4.40	1,397,500

Granted	495,000	0.54		47,500
Exercised	-	-
Expired	43,500	0.44
Outstanding at December 31, 2009	7,602,500	$0.18	3.98	$3,554,055

Exercisable and vested at December 31, 2009	6,409,153	$0.15	7.94	$3,177,486

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $194,000 and $77,000 at December 31, 2009 and 2008, respectively and the Company expects that it will be recognized over the following weighted-average period of 24 months.

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

NOTE 9: INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	2009	2008
Tax at US statutory rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0	5.0
Permanent differences – principally beneficial conversion feature	(54.0)	(28.4)
Change in valuation allowance	14.0	(11.6)
Effective tax rate	0.0%	0.0%

Management believes it is more likely than not that it will be able to offset its deferred tax liability against its net operating losses.

The components of the deferred tax assets and liabilities are as follows:

	2009	2008
Deferred tax assets:
Net operating losses	$2,806,000	$2,646,000
Depreciation	177,000	112,000
Options issued for services	547,000	492,000
Other	99,000	68,000
	3,629,000	3,318,000
Less: valuation allowance	(3,600,000)	(3,262,000)
Net deferred tax assets	$29,000	$56,000
Deferred tax liability:
Software development costs	$29,000	$56,000

The components of the deferred tax liability are as follows:

Website development costs	$29,216
Total deferred tax liability-current	$29,216

At December 31, 2009 the Company had estimated tax net operating loss carryforwards of approximately $10.4 million, which expire through its tax year ending in 2029.

NOTE 10: COMMITMENTS

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

At December 31, 2009, the Company subleases the office facility in Los Angeles to two subtenants.  The subleases require payments aggregating to $7,337 through June 2010.

During January 2009, the Company entered into a lease for certain office space in Newport Beach, California, effective on February 1, 2009.  Under the terms of the lease, the Company pays monthly base rent of $4,100.  The lease is renewable every month.

Future annual minimum payments, net of sublease income, required under operating lease obligations at December 31, 2009 are as follows:

	Future Minimum Lease Payments	Sublease Income	Net Minimum Lease Payments
2010	47,620	(38,157)	9,463

As of December 31, 2009, the Company has amended and extended by three additional years the employment agreements with two of its officers. The agreements are renewable for an additional two-year period at the option of the applicable officer. The aggregate compensation to be paid under such agreements amounts to $300,000 per year. If the employment or consulting arrangement is terminated without cause by the Company, the Company is under the obligation, subject to certain restrictions, to pay the greater of the amount remaining on the term or one-year compensation of $150,000, to the respective employee or consultant. If the employment or consulting arrangement is terminated with cause, the Company has no liability for further payments.

As of December 31, 2009, the Company entered into a three-year employment agreement with an employee. The agreement is renewable for an additional two-year period at the option of the employee.  The aggregate compensation to be paid under the agreement amounts to $100,000 per year.  If the employment arrangement is terminated without cause by the Company, the Company is under the obligation, subject to certain restrictions, to pay the greater of the amount remaining on the term or one-year compensation. If the employment arrangement is terminated with cause, the Company has no liability for further payments.

The commitments under such agreements over the next two years are as follows:

Year	Commitments
2010	$ 400,000
2011	400,000
2012	400,000

NOTE 11: SUBSEQUENT EVENTS

At March 26, 2010, the date the financial statements were issued, the following items were considered significant subsequent events.

The Company has agreed to issue 841,250 shares of common stock pursuant to a private placement which generated gross proceeds of $336,500. In connection with this private placement, the Company will issue 841,250 warrants exercisable at a price of $0.65 per share. The warrants will expire three years from the date of grant. In connection with this private placement, the Company paid commissions to its placement agent of $27,495 in cash and will issue 77,875 warrants exercisable at a price of $0.65 per share. The warrants will expire three years from the date of grant.

During March 2010, the Company paid dividends on its preferred stock amounting to 282,291 shares of common stock, which were valued at $100,492

During March 2010, the Company issued 40,074 shares of common stock to note holders for interest pursuant to the 10% and 12% convertible notes payable, aggregating $25,035.

During January and February 2010, the Company repurchased 40,000 shares of its common stock from a stockholder for an aggregate of $4,000.