Form 10-K/A
period 2009-12-31
ACCELERIZE NEW MEDIA INC
filed 2010-03-29
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A-Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2009 (“Original Annual Report”) for the sole purpose of filing the consent of our independent registered public accounting firm, Sherb & Co., LLP, as Exhibit 23.1. Exhibit 23.1 was listed as "filed herewith" in our Original Annual Report but was inadvertently not filed.

Except as described above, the remainder of the Original Annual Report is unchanged and does not reflect events occurring after the filing of the Original Annual Report with the SEC on March 26, 2010. Accordingly, this Amendment should be read in conjunction with the Original Annual Report.

Item 15. Exhibits and Financial Statement Schedules

Exhibit
Number	Description

23.1	Consent of Sherb & Co., LLP. (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

By:     /S/ Brian Ross
Brian Ross
President, Chief Executive Officer and Treasurer

Date: March 29, 2010

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /S/ Brian Ross	President, Chief Executive Officer, Treasurer and Director (Principal executive and accounting officer)	March 29, 2010

By: /S/ Chris Meredith	Director	March 29, 2010