Form 10-Q
period 2010-03-31
ACCELERIZE NEW MEDIA INC
filed 2010-05-12
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 31,250,352 as of May 11, 2010.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “ we,” “our,” and “us” refer to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 26, 2010. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE NEW MEDIA, INC.

INDEX

		Page

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis And Results of Operations	17

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION:

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	22

SIGNATURES		22

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2010	2009
	(Unaudited)	(1)
Current Assets:
Cash	$117,185	$128,167
Accounts receivable, net of allowance for bad debt of $31,636 and $20,525 at
March 31, 2010 and December 31, 2009, respectively	260,711	154,928
Prepaid expenses and other assets	28,615	30,656
Domain name rights	14,383	20,548
Deferred tax asset	19,883	29,216
Total current assets	440,777	363,515

Website development costs, net of accumulated amortization of $297,141 and
$273,809 at March 31, 2010 and December 31, 2009, respectively	49,709	73,041

Property and equipment, net of accumulated depreciation of $8,353 and $39,224 at
March 31, 2010 and December 31, 2009, respectively	6,692	6,890

Deferred financing fees	40,582	45,817
Goodwill	52,000	64,000
Total assets	$589,760	$553,263

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$390,130	$396,049
Deferred revenues- short-term	285,974	349,541
Deferred tax liability	19,883	29,216
Total current liabilities	695,987	774,806

Convertible notes payable and accrued interest, net of debt discount of $154,868
and $174,154 at March 31, 2010 and December 31, 2009, respectively	1,022,919	1,003,633
Deferred revenue- long-term	42,122	74,897
Total liabilities	1,761,028	1,853,336

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	728,567	728,567
Series B, 116,625 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	3,565,813	3,565,813
Common stock; $.001 par value; 100,000,000 shares authorized;
30,912,852 issued and 30,832,852 outstanding at March 31, 2010;
30,149,567 issued and 29,629,567 outstanding at December 31, 2009	30,913	30,150
Additional paid-in capital	8,365,031	7,965,205
Treasury stock	(8,000)	(52,000)
Accumulated deficit	(13,853,592)	(13,537,808)

Total stockholders’ deficit	(1,171,268)	(1,300,073)

Total liabilities and stockholders’ deficit	$589,760	$553,263

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS
	Three-month periods ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues:
Lead generation revenues	$789,032	$777,649
Debt solution revenues	111,096	190,972
Advertising and other revenues	215,578	63,845
Software licensing revenues	27,134	-
Total revenues:	1,142,840	1,032,466

Operating expenses:
Selling, general and administrative	1,325,788	1,986,840
Total operating expenses	1,325,788	1,986,840

Operating loss	(182,948)	(954,374)

Other expense:
Interest expense	(32,344)	(14,924)
	(32,344)	(14,924)

Net loss	(215,292)	(969,298)

Less dividends series A and B preferred stock	100,492	102,045

Net loss attributable to common stock	$(315,784)	$(1,071,343)

Basic and diluted loss per common share	$(0.01)	$(0.04)

Basic and diluted weighted average common shares outstanding	30,266,024	27,184,854

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Three-month periods ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(215,292)	$(969,298)
Adjustments to reconcile net loss to net cash used inoperating activities:
Depreciation and amortization	55,216	16,647
Impairment of goodwill	12,000	347,547
Fair value of shares issued for services	-	50,000
Fair value of warrants issued for services	-	139,080
Fair value of warrants revlaution	-	97,414
Fair value of options	29,058	39,793
Fair value of shares issued for interest payment	19,035	-
Changes in operating assets and liabilities:
Accounts receivable	(105,783)	(102,714)
Prepaid expenses	2,041	21,951
Deferred tax asset	9,333	(44,592)
Other assets	-	(25,000)
Accrued interest	-	13,250
Accounts payable and accrued expenses	(5,918)	71,043
Deferred tax liability	(9,333)	44,592
Deferred revenues	(96,343)	2,218
Net cash used in operating activities	(305,986)	(298,069)

Cash flows used in investing activities:
Capital expenditures	(1,000)	(6,428)
Website development costs	-	(365)
Net cash used in investing activities	(1,000)	(6,793)

Cash flows from financing activities:
Proceeds from notes payable	-	627,000
Payment of finders fee for notes payable	-	(59,799)
Net proceeds from issuance of common stock for cash	302,004	-
Repurchase of shares of common stock	(6,000)	-
Net cash provided by financing activities	296,004	567,201

Net increase (decrease) in cash	(10,982)	262,339

Cash, beginning of period	128,167	252,921

Cash, end of period	$117,185	$515,260

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,360	$-

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Beneficial conversion feature associated with convertible notes payable	$-	$191,648
Write-off of fully depreciated fixed assets	$32,069	$-
Cashless exercise of warrants	$-	$102
Preferred stock dividends	$100,492	$102,045
Retirement of treasury stock	$50,000	$-
Fair value of shares issued as finder's fee	$105	$-
Goodwill resulting from acquisition and corresponding
increase (decrease) in:	$-	$(347,547)
Assets	$-	$(347,547)
Common stock and additional paid-in capital	$-	$-

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN:

Accelerize New Media, Inc., or the Company, a Delaware Corporation, incorporated on November 22, 2005, is an online-based media and customer acquisition solutions provider.

The Company offers a comprehensive online media solution for clients to reach their target audience on the Internet. The Company provides lead generation and performance based customer acquisition solutions via the Company’s network of financial, news, and business networking portals, blogs, targeted e-mail, banners, search engine optimization, and co-registration opportunities. The Company primarily makes money from the following three lines of business: (1) Lead generation/Performance based marketing - Utilizing the Company’s internally designed and developed lead generation platform, the Company delivers buyers to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and essentially crafting high-quality new-business leads for such vendors, and in return the Company receives fees. The Company’s current lead generation focus includes, but is not limited to, the industry of debt settlement, credit repair/reports, and tax settlements; (2) Online advertising – the Company’s financial content network is available over the Internet, and the Company’s revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services; and (3) Software-as-a-Service, or SaaS – the Company’s proprietary lead management and affiliate platforms have been designed for use by Internet lead-generation firms, online publishers, advertising agencies and corporations worldwide, and is available for a monthly licensing fee.

The balance sheet presented as of December 31, 2009 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 26, 2010.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $306,000 during the three-month period ended March 31, 2010. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The acquisition of the operations of DRG was accounted for pursuant to the Financial Accounting Standard Board, or FASB, ASC 805 Business Combinations, or ASC 805, which provides that the assets and liabilities acquired and the equity interest issued are initially recognized at the date of acquisition and measured at the fair value of the net assets acquired and consideration exchanged. Additionally, ASC 805 provides that the results of operations of the acquired entity after the effective date of acquisition be consolidated in the results of operations of the acquirer.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2010, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. Three of the Company’s customers accounted for 11%, 11% and 11% of its accounts receivables at March 31, 2010.  Two of the customers accounted for 13% and 19% of its accounts receivables at December 31, 2009.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	March 31, 2010	December 31, 2009
Computer equipment and software	$15,045	$15,509
Phone equipment	-	19,155
Office furniture and equipment	-	11,450
	15,045	46,114
Accumulated depreciation	(8,353)	(39,224)
	$6,692	$6,890

During the three-month period ended March 31, 2010, the Company wrote off certain assets that had been fully depreciated during the period totaling $32,069.

Depreciation expense amounted to approximately $1,198 and $3,861 during the three-month periods ending March 31, 2010 and 2009, respectively.

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

The Company’s Software-as-a-Service lead management and affiliate platform revenues are generated from a monthly fee, as well as per transaction fee’s that customers pay for platform usage.

Since January 1, 2007, the Company generates a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if: 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract, or 2) the debt settlement agencies issue a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $328,000 and $424,000 at March 31, 2010 and December 31, 2009, respectively, and is recorded as deferred revenue on the balance sheet.

Since September 2007, the payment to the Company is subject to a partial refund only if a debt settlement agency issues a refund to the consumer over the term of the respective contract.

The Company ceased operating its Debt Settlement Referral Division effective January 1, 2009. During 2010 it will continue to receive commissions for debt settlement solutions provided to past clients.

Customer Concentration

None of the Company's customers accounted for a material portion of its revenues during the three-month period ended March 31, 2010. One of the Company’s customers accounted for 17% of the Company’s revenue during the three-month period ended March 31, 2009.

Product Concentration

The Company offers online media solutions for U.S. based businesses to reach their target audience on the Internet. The Company provides lead generation and performance-based customer acquisition solutions via internet marketing communications offerings, such as portals, blogs, and search engine optimization.  The Company’s primary revenue sources are as follows: (1) Lead generation/Performance based marketing - utilizing the Company’s internally designed and developed lead generation platform, the Company delivers information to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and new-business leads for such vendors, and in return the Company receives fees. The Company’s current lead generation focus surrounds, but is not limited to, the industry of debt settlement, credit repair/reports, and tax settlements.; (2) Online advertising – the Company’s financial content network is available over the Internet, and the Company’s revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services; and (3) SaaS – the Company’s proprietary lead management and affiliate platforms, have been designed for use by Internet lead-generation firms, online publishers, advertising agencies and corporations worldwide, and is available for a monthly licensing fee.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2010 and December 31, 2009, with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes at March 31, 2010 and December 31, 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2010 and December 31, 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $60,868 and $37,245 during the three-month periods ended March 31, 2010 and 2009, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $0 and $400 as of March 31, 2010 and December 31, 2009, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

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

Share-Based Payment

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or  ASC 718, for all the stock awards granted after December 31, 2005, and granted prior to but not yet vested as of December 31, 2005. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 8 for further information regarding the Company’s stock-based compensation assumptions and expenses. The Company elected to use the modified prospective transition method as permitted by ASC 718.

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

The Company has elected to use the Black-Scholes-Merton, or BSM, option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Segment Reporting

The Company generates  revenues from the following sources: (1) Lead generation/Performance based marketing - utilizing the Company’s internally designed and developed lead generation platform, the Company delivers information to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and new-business leads for such vendors, and in return the Company receives fees; (2) Online advertising – the Company’s financial content network is available over the Internet, and the Company’s revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services; and (3) SaaS – the Company’s proprietary lead management and affiliate platforms, have been designed for use by Internet lead-generation firms, online publishers, advertising agencies and corporations worldwide, and is available for a monthly licensing fee.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force, or EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing”, or Subtopic 470-20. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance.

This Subtopic is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The number of shares underlying outstanding options and warrants was 19,739,380, at March 31, 2010, and has been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2010 and 2009:

	For the three-month periods ended
	March 31,
	2010	2009
Numerator:
Net loss attributable to common stock	$(315,784)	$(1,071,343)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	30,266,024	27,184,854
Denominator for diluted earnings per share-
Weighted average shares outstanding	30,266,024	27,184,854

Basic earnings per share	$(0.01)	$(0.04)
Diluted earnings per share	$(0.01)	$(0.04)

NOTE 3: PREPAID EXPENSES

At March 31, 2010, the prepaid expenses consisted primarily of prepaid placement agent fees.

NOTE 4: DOMAIN NAME RIGHTS

During 2009, the Company renewed the domain name rights for $25,000 for an additional year.  The Company recognized amortization expense of $6,164 and $6,165 in connection with the domain name rights during the three-month periods ended March 21, 2010 and 2009, respectively.

NOTE 5: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	March 31,	December 31,
	2010	2009
Website development costs	$346,850	$346,850
Less: accumulated amortization	(297,141)	(273,809)
Website development costs, net	$49,709	$73,041

Amortization expense of the website development costs amounted to $23,332 and $2,613 during the three-month  periods ended March 31, 2010 and 2009, respectively.

NOTE 6: GOODWILL

At March 31, 2010, the Company wrote-down the value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4  “Intangibles-Goodwill and Other” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company wrote-down $12,000 during the three-month period ended March 31, 2010.

NOTE 7: CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company issued convertible promissory notes aggregating $530,000 to certain stockholders.  The notes bear interest at 10% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of common stock. If the accrued interest is paid in shares of common stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the Over-the-Counter Bulletin Board, or OTCBB, of the trading day immediately prior to the interest payment date.  The interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the convertible promissory notes are satisfied.  The convertible promissory notes are due ranging from March 15, 2011 to March 31, 2011.  Effective May 29, 2009, on the maturity date, the lender has the option of having the note paid in cash or shares of common stock as follows: 1) if the average closing price of the common stock on the last five trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of common stock. In such case, the number of shares of common stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, 2) if the average closing price of the common stock on the last five trading days prior to maturity date is less than $0.50, then the principal may only be paid in cash. The Company may prepay the convertible promissory notes without premium.  Each noteholder may convert, at his option, the outstanding principal of the convertible promissory note, after July 30, 2008 and prior to maturity at the lesser of: 1) $0.75 or 2) the average closing price of the Company’s common stock, but in no event less than $0.50, or 3) the effective price per share of a subsequent financing of the Company occurring prior to March 2011.

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

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the three-month periods ended March 31, 2010 and 2009, respectively, the beneficial conversion feature amounted to approximately $0 and $145,000. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the notes payable amounted to $55,645 and $22,484 during the three-month periods ended March 31, 2010 and 2009, respectively. The unamortized debt discount amounted to $154,868 at March 31, 2010.

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

Associated with the convertible notes payable issued during the three-month period ended March 31, 2009, the Company paid finder’s fees of $61,700 that were deferred and amortized over the period of the loans.  At March 31, 2010, the Company had recognized amortization of $5,235 for the fees.

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

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

During the three-month period ended March 31, 2010, the Company repurchased 60,000 shares of its common stock from a stockholder for an aggregate of $6,000.

During the three-month period ended March 31, 2010, the Company retired 500,000 shares of common stock that had been repurchased from a stockholder during fiscal 2009.

During the three-month period ended March 31, 2010, the Company paid dividends on its preferred stock amounting to 282,291 shares of common stock, which were valued at $100,492.

During the three-month period ended March 31, 2010, the Company issued 34,619 shares of common stock to note holders for interest pursuant to the 10% and 12% convertible notes payable,  which were valued at $19,035.

During the three-month period ended March 31, 2010, the Company issued 841,250 shares of common stock pursuant to a private placement which generated gross proceeds of $336,500. In connection with this private placement, the Company issued warrants to purchase an additional 841,250 shares of common stock. The warrants are exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. In connection with these private placements, the Company paid commissions to placement agents of $34,495 in cash, issued 105,125 shares of common stock at a fair value of $66,844 and issued warrants to purchase an additional 25,000 shares of common stock, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant.

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

The Company granted the Series A Preferred Stockholders piggyback registration rights covering the common shares underlying the Series A Preferred Stock and common stock underlying warrants. Resales of such underlying shares were registered on a registration statement on Form SB-2 declared effective by the SEC on May 9, 2007. During the three month period ended March 31, 2010, the Company abandoned the registration statement and will no longer continue to update it. Accordingly, shareholders will need to sell such shares under available exemptions.

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

The fair value of the warrants issued in connection with the issuance of the notes payable amounted to $191,648.  The fair value is based on the following assumptions, using the Black-Scholes Model, or BSM: term: 5 years; exercise price: $0.55; risk-free interest rate: 1.67%; expected volatility: 62.10%; market value: $0.32.

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

The fair value of the warrants issued in consideration for services amounted to $139,080.  The fair value is based on the following assumptions, using  BSM: term: 5 years; exercise price: $0.35; risk-free interest rate: 1.69%; expected volatility: 62.10%; market value: $0.20.

The expected volatility of the warrants issued in consideration for services was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants was recorded as an expense and as an increase to additional paid-in capital.

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Accelerize New Media, Inc. Stock Option Plan , or the Plan). The total number of shares of capital stock of the Company that may be subject to options under the Plan was initially 4,300,000 shares of common stock, and on May 16, 2007 was increased to 10,000,000 shares of common stock, $.001 par value per share, from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of common stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve.

At March 31, 2010, options to purchase 7,602,500 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price of $0.18 per share. The options outstanding vest over periods ranging from two to three years. At March 31, 2010, options to purchase 6,775,198 shares of Common Stock were vested. The exercisable options are exercisable at a weighted average price per share of $0.15 per share.

During February and December 2009, the Company extended the exercise period for certain option holders. At December 31, 2009, these options, aggregating 582,500, expire on December 31, 2010.

During the three-month periods ended March 31, 2010 and 2009, the Company recorded a share-based payment expense amounting to approximately $29,000 and $21,000, respectively, in connection with all options granted at the respective measurement dates.

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $165,000 and $58,000 at March 31, 2010 and 2009, respectively, and the Company expects that it will be recognized over the following weighted-average period of 24 months.

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

NOTE 9: SUBSEQUENT EVENTS

At May 11, 2010 the date the financial statements were issued, the following items were considered significant subsequent events.

During April 2010, the Company issued 437,500 shares of common stock pursuant to a private placement which generated gross proceeds of $175,000. In connection with this private placement, the Company issued warrants to purchase an additional 437,500 shares of common stock. The warrants are exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. In connection with these private placements, the Company paid commissions to its placement agent of $8,500 in cash and issued warrants to purchase an additional 15,625 shares of common stock, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant.

During April 2010, the Company granted options to purchase 125,000 shares of the Company’s common stock at an exercise price ranging from $0.52 to $0.55. These options vest quarterly over two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2010. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We offer a comprehensive online media solution for clients to reach their target audience on the Internet. We provide lead generation and performance based customer acquisition solutions via our network of financial, news, and business networking portals, blogs, targeted e-mail, banners, search engine optimization, and co-registration opportunities. We primarily make money from the following three lines of business: (1) Online advertising - Our financial content network is available over the Internet, and our revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services, and (2) Lead generation/Performance based marketing - Utilizing our internally designed and developed lead generation platform, we deliver buyers to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and essentially crafting high-quality new-business leads for such vendors, and in return we receive fees. Our current lead generation focus surrounds, but is not limited to, the industry of debt settlement, credit repair/reports, and tax settlements, and (3) Software-as-a-Service, or SaaS - our proprietary lead management and affiliate platforms, have been designed for us by Internet  lead-generation firms, online publishers, advertising agencies and corporations worldwide, and is available for a monthly licensing fee.

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

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Three-month periods ended		Increase/ (Decrease)	Increase/ (Decrease)
	March 31,		in $ 2010	in % 2010
	2010	2009	vs 2009	vs 2009

Revenue:
Lead generation revenues	$789,032	$777,649	$11,383	1.5%
Debt solution revenues	111,096	190,972	(79,876)	-41.8%
Advertising and other revenues	215,578	63,845	151,733	237.7%
Software licensing revenues	27,134	-	27,134	NM
Total revenues:	1,142,840	1,032,466	110,374	10.7%

Operating expenses:
Selling, general and administrative	1,325,788	1,986,840	(661,052)	-33.3%
Total operating expenses	1,325,788	1,986,840	(661,052)	-33.3%

Operating loss	(182,948)	(954,374)	771,426	-80.8%

Other expense:
Interest expense	(32,344)	(14,924)	(17,420)	116.7%
	(32,344)	(14,924)	(17,420)	116.7%

Net loss	(215,292)	(969,298)	754,006	-77.8%

Less dividends issued for series A and B preferred stock	100,492	102,045	$(1,553)	-1.5%

Net loss attributable to common stock	$(315,784)	$(1,071,343)	$755,559	-70.5%
NM: Not Meaningful

Revenues

The Company generates  revenues from the following sources: (1) Online advertising – the Company’s financial content network is available over the Internet, and the Company’s revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services; (2) Lead generation/Performance based marketing - utilizing the Company’s internally designed and developed lead generation platform, the Company delivers information to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and new-business leads for such vendors, and in return the Company receives fees; and (3) SaaS – the Company’s self-developed proprietary software which streamlines the management of large scale online marketing campaigns for affiliate marketers and advertisers, which is available to customers for a monthly licensing fee.

Our increase in lead generation revenues during the three-month period ended March 31, 2010, when compared to the prior period is due primarily to an increase in the number of leads we sold to our marketing partners.

Our decrease in debt settlement referrals revenues during the three-month period ended March 31, 2010, when compared to the prior period is primarily due to our decision to cease operating our Debt Settlement Referral Division effective January 1, 2009. During 2010, we will continue to receive commissions for debt settlement solutions provided to past clients, but will not be adding additional clients.

Our increase in advertising and other revenues during the three-month period ended March 31, 2010 when compared to the prior period is due to the increased number of customers using our advertising and other services.

Our increase in software licensing revenues during the three-month period ended March 31, 2010, when compared to the prior period is due to making our licensed software available for use beginning January 2010.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses during the three-month period ended March 31, 2010 when compared with the prior period is primarily due to the following:

•
a decrease in impairment of goodwill according to ASC 350 of approximately $336,000 due to a larger impairment being recognized in the three-month period ended March 31, 2009 than the comparable period in 2010; and

•
a decrease in warrant expense of approximately $236,000 due to the re-pricing of the warrants issued to the 10% notes holders, the exercise price of which decreased from $0.75 to $0.55, as well from the issuance of warrants for consulting services occurring only in the three-month period ended March 31, 2009.

Interest

Interest expense consists of interest charges associated with notes payable issued in 2008 and 2009.  The increase in interest expense during the three-month period ended March 31, 2010, as compared to the prior period is due to the increase in accrued interest associated with the 12% notes payable. During the period ended March 31, 2009, the 12% notes payable had not yet been issued.

Liquidity and Capital Resources

At March 31, 2010, our cash amounted to approximately $118,000 and our working deficit amounted to approximately $255,000. During the three-month period ended March 31, 2010, cash decreased due to cash provided by financing activities, offset by cash used in operating and investing activities.

During the three-month period ended March 31, 2010, we used cash in our operating activities amounting to approximately $306,000. Our cash used in operating activities was comprised of our net loss of approximately $215,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $29,000;
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $55,000;
•	Fair value of shares issued for interest payment of approximately $19,000; and
•	Impairment of goodwill of approximately $12,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $106,000, resulting from increased lead generation revenues; and
•	Decrease in deferred revenue of approximately $96,000, resulting from decreased number of consumers successfully referred to the debt settlement agencies.

During the three-month period ended March 31, 2010, we incurred capital expenditures of $1,000.

During the three-month period ended March 31, 2010, we generated cash from financing activities of approximately $296,000, which consisted of the proceeds from the issuance of common stock of approximately $302,000 offset by the repurchase of shares of common stock of $6,000.

During the three-month period ended March 31, 2009, we used cash in our operating activities amounting to approximately $298,000. Our cash used in operating activities was comprised of our net loss of approximately $969,000 adjusted for the following:

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

During the three-month period ended March 31, 2009, we generated cash from financing activities of approximately $567,000, which consisted of the proceeds from notes payable of $627,000, offset by the payment of finders fee associated with the notes payable of approximately $60,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Raising Transactions

During the three-month period ended March 31, 2010, the Company issued 841,250 shares of common stock pursuant to a private placement which generated gross proceeds of $336,500. In connection with this private placement, the Company issued warrants to purchase an additional 841,250 shares of common stock exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. In connection with these private placements, the Company paid commissions to its placement agent of $34,495 in cash, issued 105,125 shares of common stock at a fair value of $66,844 and issued warrants to purchase an additional 25,000 shares of common stock,, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant.

During April 2010, the Company issued 437,500 shares of common stock pursuant to a private placement which generated gross proceeds of $175,000. In connection with this private placement, the Company issued warrants to purchase an additional 437,500 shares of common stock, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. In connection with these private placements, the Company paid commissions to its placement agent of $8,500 in cash and issued warrants to purchase an additional 15,625 shares of common stock, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and President and our Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2010 we issued to our Series A Preferred Stock holders 133,165 shares of our Common Stock as dividends, valued at $19,973.

On March 1, 2010 we issued to our Series B Preferred Stock holders 149,126 shares of our Common Stock as dividends, valued at $80,519.

On March 30, 2010, we issued 34,619 shares of our common stock to note holders for interest pursuant to the 10% and 12% convertible notes payable, valued at $19,035.

During the three-months ending March 31, 2010, we repurchased 60,000 shares of our Common Stock from a Director for an aggregate of $6,000.

During the three-month period ended March 31, 2010, the Company issued 841,250 shares of common stock pursuant to a private placement which generated gross proceeds of $336,500. In connection with this private placement, the Company issued warrants to purchase an additional 841,250 shares of common stock exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. In connection with these private placements, the Company paid commissions to its placement agent of $34,495 in cash, issued 105,125 shares of common stock at a fair value of $66,844 and issued warrants to purchase an additional 25,000 shares of common stock,, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant.

During April 2010, the Company issued 437,500 shares of common stock pursuant to a private placement which generated gross proceeds of $175,000. In connection with this private placement, the Company issued warrants to purchase an additional 437,500 shares of common stock, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. In connection with these private placements, the Company paid commissions to its placement agent of $8,500 in cash and issued warrants to purchase an additional 15,625 shares of common stock, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant.

During April 2010, the Company granted options to purchase 125,000 shares of the Company’s common stock at an exercise price ranging from $0.52 to $0.55. These options vest quarterly over two years.

The above issuances were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates or executive officers of the Company, and transfer was restricted in accordance with the requirements of the Securities Act.

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

ACCELERIZE NEW MEDIA, INC.

Dated: May 12, 2010	By:	/s/ Brian Ross
Brian Ross Chief Executive Officer