Form 10-Q
period 2010-06-30
ACCELERIZE NEW MEDIA INC
filed 2010-08-12
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 31,250,352 as of August 11, 2010.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “ we,” “our,” and “us” refer to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 26, 2010 and in Item 1A hereto. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE NEW MEDIA, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	June 30,	December 31,
ASSETS	2010	2009
	(Unaudited)	(1)
Current Assets:
Cash	$184,866	$128,167
Accounts receivable, net of allowance for bad debt of $16,541 and $20,525 at
June 30, 2010 and December 31, 2009, respectively	260,047	154,928
Prepaid expenses and other assets	27,613	30,656
Domain name rights	8,151	20,548
Deferred tax asset	10,550	29,216
Total current assets	491,227	363,515

Website development costs, net of accumulated amortization of $320,473 and
$273,809 at June 30, 2010 and December 31, 2009, respectively	26,377	73,041

Property and equipment, net of accumulated depreciation of $9,807 and $39,224 at
June 30, 2010 and December 31, 2009, respectively	10,424	6,890

Deferred financing fees	35,288	45,817
Goodwill	43,000	64,000
Total assets	$606,316	$553,263

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$396,777	$396,049
Deferred revenues- short-term	209,519	349,541
Deferred tax liability	10,550	29,216
Total current liabilities	616,846	774,806

Convertible notes payable and accrued interest, net of debt discount of $135,093
and $174,154 at June 30, 2010 and December 31, 2009, respectively	1,045,944	1,003,633
Deferred revenue- long-term	25,255	74,897
Total liabilities	1,688,045	1,853,336

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	728,567	728,567
Series B, 116,625 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	3,565,813	3,565,813
Common stock; $.001 par value; 100,000,000 shares authorized;
31,619,787 issued and 31,559,787 outstanding at June 30, 2010;
30,149,567 issued and 29,629,567 outstanding at December 31, 2009	31,620	30,150
Additional paid-in capital	8,665,304	7,965,205
Treasury stock	(6,000)	(52,000)
Accumulated deficit	(14,067,033)	(13,537,808)

Total stockholders’ deficit	(1,081,729)	(1,300,073)

Total liabilities and stockholders’ deficit	$606,316	$553,263

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Lead generation revenues	$470,413	$999,565	$1,259,445	$1,777,214
Advertising and other revenues	294,891	39,022	510,469	102,867
Debt solution revenues	98,947	189,348	210,043	380,320
Software licensing revenues	99,172	-	126,306	-
Total revenues:	963,423	1,227,935	2,106,263	2,260,401

Operating expenses:
Selling, general and administrative	1,042,690	1,562,272	2,368,478	3,549,112
Total operating expenses	1,042,690	1,562,272	2,368,478	3,549,112

Operating loss	(79,267)	(334,337)	(262,215)	(1,288,711)

Other expense:
Interest expense	(32,344)	(39,683)	(64,688)	(54,607)
	(32,344)	(39,683)	(64,688)	(54,607)

Net loss	(111,611)	(374,020)	(326,903)	(1,343,318)

Less dividends series A and B preferred stock	102,830	104,313	203,322	206,358

Net loss attributable to common stock	$(214,441)	$(478,333)	$(530,225)	$(1,549,676)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Basic and diluted weighted average common
shares outstanding	31,278,170	27,843,668	30,774,893	27,620,876

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Six-month periods ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(326,903)	$(1,343,318)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	111,303	62,882
Impairment of goodwill	21,000	531,547
Fair value of shares issued for services	-	50,000
Fair value of warrants issued for services	-	139,080
Fair value of warrants revlaution	-	97,414
Fair value of options	66,888	54,177
Fair value of shares issued for interest payment	41,070	-
Changes in operating assets and liabilities:
Accounts receivable	(105,119)	(30,955)
Prepaid expenses	5,143	20,921
Deferred tax asset	18,666	(35,253)
Other assets	(2,100)	(25,000)
Accrued interest	3,250	8,148
Accounts payable and accrued expenses	729	(10,872)
Deferred tax liability	(18,666)	35,253
Deferred revenues	(189,665)	(45,018)

Net cash used in operating activities	(374,404)	(490,994)

Cash flows used in investing activities:
Capital expenditures	(6,186)	(3,150)
Website development costs	-	(365)

Net cash used in investing activities	(6,186)	(3,515)

Cash flows from financing activities:
Proceeds from notes payable	-	580,479
Payment of finders fee for notes payable	-	-
Net proceeds from issuance of common stock for cash	449,289	-
Repurchase of shares of common stock	(12,000)	(50,000)

Net cash provided by financing activities	437,289	530,479

Net increase in cash	56,699	35,970

Cash, beginning of period	128,167	252,921

Cash, end of period	$184,866	$288,891

Supplemental disclosures of cash flow information:
Cash paid for interest	$64,470	$45,120

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Beneficial conversion feature associated with convertible notes payable	$-	$194,703
Write-off of fully depreciated fixed assets	$32,069	$-
Cashless exercise of warrants	$-	$102
Preferred stock dividends	$202,322	$102,045
Retirement of treasury stock	$58,000	$-
Fair value of shares issued as finder's fee	$105	$-
Goodwill resulting from acquisition and corresponding
increase (decrease) in:	$-	$(347,547)
Assets	$-	$(347,547)
Common stock and additional paid-in capital	$-	$-

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

The balance sheet presented as of December 31, 2009 has been derived from the audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2010.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim financial statements have been included. The results of operations for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $374,000 during the six-month period ended June 30, 2010. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the six-month period ended June 30, 2010, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. Two of the Company’s customers accounted for 15% and 10% of its accounts receivables at June 30, 2010.  Two of the customers accounted for 13% and 19% of its accounts receivables at December 31, 2009.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	June 30, 2010	December 31, 2009
Computer equipment and software	$18,782	$15,509
Phone equipment	-	19,155
Office furniture and equipment	1,449	11,450
	20,231	46,114
Accumulated depreciation	(9,807)	(39,224)
	$10,424	$6,890

During the six-month period ended June 30, 2010, the Company wrote off certain assets that had been fully depreciated during the period totaling $32,069.

Depreciation expense amounted to $2,652 and $7,269 during the six-month periods ended June 30, 2010 and 2009, respectively.

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

Since January 1, 2007, the Company generates a portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if: 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract, or 2) the debt settlement agencies issue a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $235,000 and $424,000 at June 30, 2010 and December 31, 2009, respectively, and is recorded as deferred revenue on the balance sheet.

Since September 2007, the payment to the Company is subject to a partial refund only if a debt settlement agency issues a refund to the consumer over the term of the respective contract.

The Company ceased operating its Debt Settlement Referral Division effective January 1, 2009. During 2010 it will continue to receive commissions for debt settlement solutions provided to past clients.

Customer Concentration

None of the Company's customers accounted for a material portion of its revenues during the six-month period ended June 30, 2010. One of the Company’s customers accounted for 14% of the Company’s revenues during the six-month period ended June 30, 2009.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2010 and December 31, 2009, with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes at June 30, 2010 and December 31, 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2010 and December 31, 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $124,802 and $84,504 during the six-month periods ended June 30, 2010 and 2009, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $0 and $400 as of June 30, 2010 and December 31, 2009, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The number of shares underlying outstanding options and warrants was 20,067,505, at June 30, 2010, and has been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the six-month periods ended June 30, 2010 and 2009:

	For the six-month periods ended
	June 30,
	2010	2009
Numerator:
Net loss attributable to common stock	$(530,225)	$(1,549,676)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	30,774,893	27,620,876
Denominator for diluted earnings per share-
Weighted average shares outstanding	30,774,893	27,620,876

Basic earnings per share	$(0.02)	$(0.06)
Diluted earnings per share	$(0.02)	$(0.06)

NOTE 3: PREPAID EXPENSES

At June 30, 2010, the prepaid expenses consisted primarily of prepaid insurance and publisher fees.

NOTE 4: DOMAIN NAME RIGHTS

During 2009, the Company renewed the domain name rights for $25,000 for an additional year.  The Company recognized amortization expenses of $12,397 and $12,397 in connection with the domain name rights during the six-month periods ended June 30, 2010 and 2009, respectively.

NOTE 5: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	June 30,	December 31,
	2010	2009
Website development costs	$346,850	$346,850
Less: accumulated amortization	(320,473)	(273,809)
Website development costs, net	$26,377	$73,041

Amortization expense of the website development costs amounted to $46,664 and $20,734 during the six-month periods ended June 30, 2010 and 2009, respectively.

NOTE 6: GOODWILL

At June 30, 2010, the Company wrote-down the value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4  “Intangibles-Goodwill and Other” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company wrote-down $21,000 during the six-month period ended June 30, 2010.

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

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the six-month periods ended June 30, 2010 and 2009, respectively, the beneficial conversion feature amounted to approximately $0 and $195,000. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the notes payable amounted to $103,781 and $30,630 during the six-month periods ended June 30, 2010 and 2009, respectively. The unamortized debt discount amounted to $135,093 at June 30, 2010.

During February 2009, the Company reduced the exercise price of the 10% convertible promissory notes from $0.75 to $0.55. As a result, the Company recognized a beneficial conversion feature in excess of that previously recognized, which amounted to $11,192.  The revised beneficial conversion feature is partly based on the following assumptions for the valuation of warrants associated with the convertible promissory notes, using the Black Scholes Model: term: 4.1 to 4.3 years; exercise price: $0.55 to $0.75; risk-free interest rate: 1.99%; expected volatility: 62.10%; market value: $0.31. The expected volatility of the beneficial conversion features was based on the average historical volatility of comparable publicly-traded companies.

Associated with the convertible notes payable issued during the six-month period ended June 30, 2009, the Company paid finder’s fees of $63,700 that were deferred and amortized over the period of the loans.  The Company recognized amortization of $10,529 for the six-month period ended June 30, 2010 for the fees.

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

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

During the six-month period ended June 30, 2009, the Company issued 225,000 shares of common stock to a holder of Series B Preferred Stock , pursuant to a conversion of 2,250 shares of Series B Preferred Stock.

During the six-month period ended June 30, 2009, the Company repurchased 500,000 shares of its common stock from a stockholder for an aggregate of $50,000.

During the six-month period ended June 30, 2010, the Company repurchased 120,000 shares of its common stock from a stockholder for an aggregate of $12,000.

During the six-month period ended June 30, 2010, the Company retired 580,000 shares of common stock that had been repurchased from a stockholder during fiscal 2009 and the six-month period ended June 30, 2010.

During the six-month period ended June 30, 2010, the Company paid dividends on its preferred stock amounting to 591,671 shares of common stock, which were valued at $202,322.

During the six-month period ended June 30, 2010, the Company issued 74,693 shares of common stock, valued at $41,070, to note holders for interest pursuant to the 10% and 12% convertible notes payable  .

During the six-month period ended June 30, 2010, the Company issued 1,278,750 shares of common stock pursuant to a private placement which generated gross proceeds of $511,500. In connection with this private placement, the Company issued warrants to purchase an additional 1,278,750 shares of common stock. The warrants are exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. In connection with these private placements, the Company paid commissions to placement agents of $40,840 in cash, issued 105,125 shares of common stock at a fair value of $66,844 and issued warrants to purchase an additional 45,625 shares of common stock, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant.

Preferred Stock- Series A

Between August 2006 and October 2006, the Company issued 54,000 shares of 10% Series A Convertible Preferred Stock, or Series A Preferred Stock, with a par value of $0.001 per share, resulting in gross proceeds of $728,567 to the Company after financing fees of $81,433.

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

The Company granted the Series A Preferred Stockholders piggyback registration rights covering the common shares underlying the Series A Preferred Stock and common stock underlying warrants. Resales of such underlying shares were registered on a registration statement on Form SB-2 declared effective by the SEC on May 9, 2007. During the six month period ended June 30, 2010, the Company abandoned the registration statement and will no longer continue to update it. Accordingly, shareholders will need to sell such shares under available exemptions.

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

Warrants

In February, 2009 the board approved the reduction of the exercise price of the warrants issued in connection with the notes payable with a 10% annum interest from $0.75 to $0.55.  The fair value of these warrants amounted to $97,414, and was recorded as a selling, general, and administrative expense and as an increase to additional paid-in capital.

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

During the six-month period ended June 30, 2009, in consideration for services, the Company issued to a service provider warrants to purchase 600,000 shares of Common Stock exercisable at a price of $0.35 per share.  The warrants expire in March 2014.

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

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Accelerize New Media, Inc. Stock Option Plan, or the Plan). The total number of shares of capital stock of the Company that may be subject to options under the Plan was initially 4,300,000 shares of common stock, and on May 16, 2007 was increased to 10,000,000 shares of common stock, $.001 par value per share, from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of common stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve.

During the six-month period ended June 30, 2010, the Company granted 125,000 options to certain of its employees.

At June 30, 2010, options to purchase 7,477,500 shares of Common Stock were outstanding under the Plan. The outstanding options are exercisable at a weighted average price of $0.19 per share. The options outstanding vest over periods ranging from two to three years. At June 30, 2010, options to purchase 6,891,243 shares of Common Stock were vested. The exercisable options are exercisable at a weighted average price per share of $0.17 per share.

During February and December 2009, the Company extended the exercise period for certain option holders. At December 31, 2009, these options, aggregating 582,500, expire on December 31, 2010.

During the six-month periods ended June 30, 2010 and 2009, the Company recorded a share-based payment expense amounting to approximately $67,000 and $35,700, respectively, in connection with all options granted at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the six-month period ended June 30, 2010 is based on the Black Scholes Model using the following assumptions:

Exercise price:	$0.52 - $0.55
Market price at date of grant:	$0.52 - $0.55
Expected volatility:	56.54%
Expected dividend rate:	0%
Risk-free interest rate:	2.49 to 2.64%

The expected volatility is based on the historical volatility of publicly-traded companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the six-month period ended June 30, 2010 amounted to $0.28.

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $165,000 and $44,000 at June 30, 2010 and 2009, respectively, and the Company expects that it will be recognized over the following weighted-average period of 24 months.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2009. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We offer a comprehensive online media solution for clients to reach their target audience on the Internet. We provide lead generation and performance based customer acquisition solutions via our network of financial, news, and business networking portals, blogs, targeted e-mail, banners, search engine optimization, and co-registration opportunities. We primarily make money from the following three lines of business: (1) Lead generation/Performance based marketing - utilizing our internally designed and developed lead generation platform, we deliver buyers to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and essentially crafting high-quality new-business leads for such vendors, and in return we receive fees. Our current lead generation focus surrounds, but is not limited to, the industry of debt settlement, credit repair/reports, and tax settlements, (2) Online advertising - our financial content network is available over the Internet, and our revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services, and (3) Software-as-a-Service, or SaaS - our proprietary lead management and affiliate platforms, have been designed for us by Internet  lead-generation firms, online publishers, advertising agencies and corporations worldwide, and is available for a monthly licensing fee.

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

During the six-month period ended June 30, 2010, the Company had a net loss of approximately $530,000, which includes non-cash expenses amounting to approximately $389,000. These non-cash expenses include the amortization of capitalized web development and discount on notes payable of approximately $96,000, depreciation of fixed assets of approximately $3,000, impairment of goodwill of $21,000, dividend expense of approximately $202,000 and fair value of options granted to employees of approximately $67,000.

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/	Six-month periods ended		Increase/	Increase/
	June 30,		(Decrease)	(Decrease)	June 30,		(Decrease)	(Decrease)
	2010	2009	in $ 2010	in % 2010	2010	2009	in $ 2010	in % 2010
			vs 2009	vs 2009			vs 2009	vs 2009
Revenue:
Lead generation revenues	$470,413	$999,565	$(529,152)	-52.9%	$1,259,445	$1,777,214	$(517,769)	-29.1%
Advertising and other revenues	294,891	39,022	255,869	655.7%	510,469	102,867	407,602	396.2%
Debt solution revenues	98,947	189,348	(90,401)	-47.7%	210,043	380,320	(170,277)	-44.8%
Software licensing revenues	99,172	-	99,172	NM	126,306	-	126,306	NM
Total revenues:	963,423	1,227,935	(264,512)	-21.5%	2,106,263	2,260,401	(154,138)	-6.8%

Operating expenses:
Selling, general and administrative	1,042,690	1,562,272	(519,582)	-33.3%	2,368,478	3,549,112	(1,180,634)	-33.3%
Total operating expenses	1,042,690	1,562,272	(519,582)	-33.3%	2,368,478	3,549,112	(1,180,634)	-33.3%

Operating loss	(79,267)	(334,337)	255,070	-76.3%	(262,215)	(1,288,711)	1,026,496	-79.7%

Other expense:
Interest expense	(32,344)	(39,683)	7,339	-18.5%	(64,688)	(54,607)	(10,081)	18.5%
	(32,344)	(39,683)	7,339	-18.5%	(64,688)	(54,607)	(10,081)	18.5%

Net loss	(111,611)	(374,020)	262,409	-70.2%	(326,903)	(1,343,318)	1,016,415	-75.7%

Less dividends issued for series A and B preferred stock	102,830	104,313	$(1,483)	-1.4%	202,322	206,358	$(4,036)	-2.0%

Net loss attributable to common stock	$(214,441)	$(478,333)	$263,892	-55.2%	$(529,225)	$(1,549,676)	$1,020,451	-65.8%
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

Our decrease in lead generation revenues during the three-month and six-month periods ended June 30, 2010, when compared to the prior periods is due primarily to a concerted effort to drive higher quality leads by utilizing a select group of third-party publishing networks.

Our increase in advertising and other revenues during the three-month and six-month periods ended June 30, 2010 when compared to the prior periods is due to the increased number of customers using our advertising and other services.

Our decrease in debt settlement referrals revenues during the three-month and six-month periods ended June 30, 2010, when compared to the prior periods is primarily due to our decision to cease operating our Debt Settlement Referral Division effective January 1, 2009. During 2010, we will continue to receive commissions for debt settlement solutions provided to past clients, but will not be adding additional clients.

Our increase in software licensing revenues during the three-month and six-month periods ended June 30, 2010, when compared to the prior periods is due to making our software available to the public for licensing beginning January 2010.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses during the three-month period ended June 30, 2010 when compared with the prior period is primarily due to the following:

·
a decrease in impairment of goodwill according to ASC 350 of approximately $175,000 due to a larger impairment being recognized in the three-month period ended June 30, 2009 than the comparable period in 2010 ; and

·	a decrease in the cost of leads acquisition cost of approximately $469,000 due to a decrease in lead generation revenues.

The decrease in selling, general and administrative expenses during the six-month period ended June 30, 2010 when compared with the prior period is primarily due to the following:

·
a decrease in impairment of goodwill according to ASC 350 of approximately $511,000 due to a larger impairment being recognized in the six-month period ended June 30, 2009 than the comparable period in 2010;

·	a decrease in the cost of leads acquisition cost of approximately $522,000 due to a decrease in lead generation revenues; and
·
a decrease in warrant expense of approximately $236,000 due to the re-pricing of the warrants issued to the 10% notes holders, the exercise price of which decreased from $0.75 to $0.55, as well from the issuance of warrants for consulting services occurring only in the six-month period ended June 30, 2009.

Interest

Interest expense consists of interest charges associated with notes payable issued in 2008 and 2009.  The decrease in interest expense during the three-month period ended June 30, 2010, as compared to the prior period is due to the interest associated with the 12% notes payable having been expensed for a period longer than three months per the agreement during the 2009 period. The increase in interest expense during the six-month period ended June 30, 2010, as compared to the prior period is due to the increase in accrued interest associated with the 12% notes payable. During the six-month period ended June 30, 2009, the 12% notes payable had been issued for only part of the period.

Liquidity and Capital Resources

At June 30, 2010, our cash amounted to approximately $185,000 and our working deficit amounted to approximately $126,000. During the six-month period ended June 30, 2010, cash increased due to cash provided by financing activities, offset by cash used in operating and investing activities.

During the six-month period ended June 30, 2010, we used cash in our operating activities amounting to approximately $374,000. Our cash used in operating activities was comprised of our net loss of approximately $327,000 adjusted for the following:

·	Fair value of options granted to employees of approximately $67,000;
·	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $111,000;
·	Fair value of shares issued for interest payment of approximately $41,000; and
·	Impairment of goodwill of approximately $21,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

·	Increase in accounts receivable of approximately $105,000, resulting from increased advertising and other revenues; and
·	Decrease in deferred revenue of approximately $190,000, resulting from decreased number of consumers successfully referred to the debt settlement agencies.

During the six-month period ended June 30, 2010, we incurred capital expenditures of $6,000.

During the six-month period ended June 30, 2010, we generated cash from financing activities of approximately $437,000, which consisted of the proceeds from the issuance of common stock of approximately $449,000 offset by the repurchase of shares of common stock of $12,000.

During the six-month period ended June 30, 2009, we used cash in our operating activities amounting to approximately $491,000. Our cash used in operating activities was comprised of our net loss of approximately $1,343,000 adjusted for the following:

·	Fair value of options granted to employees of approximately $54,000;
·	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $63,000;
·	Fair value of shares issued for services of $50,000;
·	Fair value of warrants issued of approximately $97,000;
·	Fair value of warrants issued for services of approximately $139,000; and
·	Impairment of goodwill of approximately $532,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

·	Increase in accounts receivable of approximately $31,000, resulting from increased lead generation revenues; and
·	Increase in accounts payable and accrued expenses of approximately $45,000, resulting from increased marketing programs expenditures associated with increased acquisition of leads.

During the six-month period ended June 30, 2009, we incurred website development costs of approximately $400 in connection with development and enhancement of our websites and capital expenditures of approximately $3,000.

During the six-month period ended June 30, 2009, we generated cash from financing activities of approximately $530,000, which consisted of the proceeds from notes payable of $580,000, offset by the repurchase of shares of common stock of $50,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Capital Raising Transactions

On April 30, 2010 in connection with a private placement to a total of 21 accredited investors, the Company issued a total of 7,455 units at a price of $100 each. Each unit consisted of 250 shares of the Company's common stock, for a total of 1,863,750 shares, and a 3-year Warrant to purchase up to an additional 250 shares of Common Stock at an exercise price of $0.65 per share. The Warrants expire 3 years after the date of issuance. The Company raised an aggregate gross amount of $745,500. The Company paid an aggregate amount of $72,415 in placement agent fees and issued 105,125 shares of common stock and warrants to purchase up to an additional 45,625 shares of common stock at an exercise price of $0.65 per share, to the placement agents, pursuant to the terms of the private placement agreements.  As part of this private placement, during April 2010, the Company issued 437,500 shares of common stock and generated gross proceeds of $175,000. In connection with this private placement, the Company issued warrants to purchase an additional 437,500 shares of common stock, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. In connection with these private placements, the Company paid commissions to its placement agent of $8,750 in cash and issued warrants to purchase an additional 15,625 shares of common stock, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

We face risks related to the recent FTC Final Ruling

The Federal Trade Commission, or FTC, recently issued amendments to the Telemarketing Sales Rule which prohibited debt relief companies from charging advanced fees.  A substantial portion of our lead generation revenue is derived from selling leads to debt relief companies. Should the new amendments affect our debt relief customers' ability to charge fees, it will likely affect their over all business, including their ability to purchase leads.  If they are unable to purchase as many leads as they used to, it will negatively impact our ability to generate revenues inform our lead generation business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ending June 30, 2010, we repurchased 60,000 shares of our Common Stock from a Director for an aggregate amount of $6,000.

On April 30, 2010 in connection with a private placement to a total of 21 accredited investors, the Company issued a total of 7,455 units at a price of $100 each. Each unit consisted of 250 shares of the Company's common stock, for a total of 1,863,750 shares, and a 3-year Warrant to purchase up to an additional 250 shares of Common Stock at an exercise price of $0.65 per share. The Warrants expire 3 years after the date of issuance. The Company raised an aggregate gross amount of $745,500. The Company paid an aggregate amount of $72,155 in placement agent fees and issued 105,125 shares of common stock and warrants to purchase up to an additional 45,625 shares of common stock at an exercise price of $0.65 per share, to the placement agents, pursuant to the terms of the private placement agreements. As part of this private placement, during April 2010, the Company issued 437,500 shares of common stock and generated gross proceeds of $175,000. In connection with this private placement, the Company issued warrants to purchase an additional 437,500 shares of common stock, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. In connection with these private placements, the Company paid commissions to its placement agent of $8,500 in cash and issued warrants to purchase an additional 15,625 shares of common stock, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. The above issuance was deemed to be exempt under Regulation D, Regulation S, and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors and transfer was restricted in accordance with the requirements of the Securities Act.

Item 6.    Exhibits

4.1	Form of Subscription Agreement and Investor Questionnaire (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).
4.2	Form of Warrant (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).
10.1
Placement Agent Agreement by and between the Company and Network 1 Financial Securities, Inc., dated August 14, 2009, as amended on September 9, 2009 (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.2
Placement Agent Agreement by and between the Company and Skybanc, Inc., dated November 9, 2009 (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.3
Placement Agent Agreement by and between the Company and Security Research Associates, Inc., dated November 23, 2009 (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.4
Placement Agent Agreement by and between the Company and Financial Life Planning LLC, dated December 18, 2009, as amended on February 18, 2010 (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.5
Placement Agent Agreement by and between the Company and Sandgrain Securities Inc., dated March 19, 2010 (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

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

ACCELERIZE NEW MEDIA, INC.

Dated: August 12, 2010	By:	/s/ Brian Ross
Brian Ross Chief Executive Officer

Exhibit Index

4.1	Form of Subscription Agreement and Investor Questionnaire (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).
4.2	Form of Warrant (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).
10.1
Placement Agent Agreement by and between the Company and Network 1 Financial Securities, Inc., dated August 14, 2009, as amended on September 9, 2009 (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.2
Placement Agent Agreement by and between the Company and Skybanc, Inc., dated November 9, 2009 (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.3
Placement Agent Agreement by and between the Company and Security Research Associates, Inc., dated November 23, 2009 (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.4
Placement Agent Agreement by and between the Company and Financial Life Planning LLC, dated December 18, 2009, as amended on February 18, 2010 (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.5
Placement Agent Agreement by and between the Company and Sandgrain Securities Inc., dated March 19, 2010 (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)