Form 10-Q
period 2010-09-30
ACCELERIZE NEW MEDIA INC
filed 2010-11-12
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, was 31,250,352 as of  November 12, 2010.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 26, 2010 and in Item 1A of the Company's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2010, as filed with the SEC on August 12, 2010. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE NEW MEDIA, INC.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2010	2009
	(Unaudited)	(1)
Current Assets:
Cash	$238,072	$128,167
Accounts receivable, net of allowance for bad debt of $25,269 and $20,525 at
September 30, 2010 and December 31, 2009, respectively	257,541	154,928
Prepaid expenses and other assets	8,720	30,656
Domain name rights	1,849	20,548
Deferred tax asset	4,156	29,216
Total current assets	510,338	363,515

Website development costs, net of accumulated amortization of $336,459 and
$273,809 at September 30, 2010 and December 31, 2009, respectively	10,391	73,041

Property and equipment, net of accumulated depreciation of $11,653 and $39,224 at
September 30, 2010 and December 31, 2009, respectively	12,488	6,890

Deferred financing fees	29,936	45,817
Goodwill	39,000	64,000
Total assets	$602,153	$553,263

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$314,696	$396,049
Deferred revenues- short-term	136,636	349,541
Deferred tax liability	4,156	29,216
Total current liabilities	455,488	774,806

Convertible notes payable and accrued interest, net of debt discount of $114,813
and $174,154 at September 30, 2010 and December 31, 2009, respectively	1,062,974	1,003,633
Deferred revenue- long-term	13,472	74,897
Total liabilities	1,531,934	1,853,336

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 54,000 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	728,567	728,567
Series B, 116,625 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3,565,813	3,565,813
Common stock; $.001 par value; 100,000,000 shares authorized;
32,618,718 issued and 32,598,718 outstanding at September 30, 2010;
30,149,567 issued and 29,629,567 outstanding at December 31, 2009	32,619	30,150
Additional paid-in capital	9,098,595	7,965,205
Treasury stock	(2,000)	(52,000)
Accumulated deficit	(14,353,375)	(13,537,808)

Total stockholders’ deficit	(929,781)	(1,300,073)

Total liabilities and stockholders’ deficit	$602,153	$553,263

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Lead generation revenues	$380,417	$475,939	$1,639,862	$2,253,153
Advertising and other revenues	217,365	125,135	727,834	228,002
Debt solution revenues	81,815	182,872	291,858	563,192
Software licensing revenues	133,102	-	259,408	-
Total revenues:	812,699	783,946	2,918,962	3,044,347

Operating expenses:
Selling, general and administrative	963,970	954,946	3,332,448	4,504,058
Total operating expenses	963,970	954,946	3,332,448	4,504,058

Operating loss	(151,271)	(171,000)	(413,486)	(1,459,711)

Other expense:
Interest expense	(32,346)	(32,245)	(97,034)	(86,852)
	(32,346)	(32,245)	(97,034)	(86,852)

Net loss	(183,617)	(203,245)	(510,520)	(1,546,563)

Less dividends series A and B preferred stock	101,725	102,846	305,047	309,204

Net loss attributable to common stock	$(285,342)	$(306,091)	$(815,567)	$(1,855,767)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.07)

Basic and diluted weighted average common
shares outstanding	31,700,157	27,777,332	31,086,704	28,224,214

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Nine-month periods ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(510,520)	$(1,546,563)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	161,069	112,930
Impairment of goodwill	25,000	595,547
Fair value of shares issued for services	-	50,000
Fair value of warrants issued for services	-	139,080
Fair value of warrants revaluation	-	97,414
Fair value of options	103,087	68,329
Fair value of shares issued for interest payment	50,685	25,660
Changes in operating assets and liabilities:
Accounts receivable	(102,613)	37,994
Prepaid expenses	24,036	5,577
Deferred tax asset	25,060	30,110
Other assets	(2,100)	(2,500)
Accrued interest	-	8,148
Accounts payable and accrued expenses	(81,352)	(98,979)
Deferred tax liability	(25,060)	(30,110)
Deferred revenues	(274,331)	(145,365)

Net cash used in operating activities	(607,039)	(652,728)

Cash flows used in investing activities:
Capital expenditures	(10,096)	(3,151)
Website development costs	-	(365)

Net cash used in investing activities	(10,096)	(3,516)

Cash flows from financing activities:
Proceeds from notes payable	-	584,588
Payment of finders fee for notes payable	-	-
Net proceeds from issuance of common stock for cash	741,040	25,200
Repurchase of shares of common stock	(14,000)	(50,000)

Net cash provided by financing activities	727,040	559,788

Net increase (decrease) in cash	109,905	(96,456)

Cash, beginning of period	128,167	252,921

Cash, end of period	$238,072	$156,465

Supplemental disclosures of cash flow information:
Cash paid for interest	$97,080	$77,480

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Beneficial conversion feature associated with convertible notes payable	$-	$194,703
Write-off of fully depreciated fixed assets	$32,069	$-
Revaluation of beneficial conversion feature associated with
convertible notes payable	$-	$35,019
Conversion of preferred stock Series B to common stock	$-	$78,750
Cashless exercise of warrants	$-	$171
Preferred stock dividends	$305,047	$309,204
Fair value of shares issued for future services	$-	$50,000
Retirement of treasury stock	$64,000	$-
Fair value of shares issued as finder's fee	$105	$-

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

The balance sheet presented as of December 31, 2009 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed with the SEC on March 26, 2010.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $607,000 during the nine-month period ended September 30, 2010. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the nine-month period ended September 30, 2010, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. None of the Company’s customers accounted for a material amount of its accounts receivables at September 30, 2010.  Two of the customers accounted for 13% and 19% of its accounts receivables at December 31, 2009.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	September 30, 2010	December 31, 2009
Computer equipment and software	$22,050	$15,509
Phone equipment	-	19,155
Office furniture and equipment	2,091	11,450
	24,141	46,114
Accumulated depreciation	(11,653)	(39,224)
	$12,488	$6,890

During the nine-month period ended September 30, 2010, the Company wrote off certain assets that had been fully depreciated during the period totaling $32,069.

Depreciation expense amounted to $4,498 and $11,029 during the nine-month periods ended September 30, 2010 and 2009, respectively.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Financial Accounting Standards Board, or FASB ASC 605-10-S99-Revenue Recognition-Overall-SEC Materials. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

The Company’s Software-as-a-Service lead management and affiliate platform revenues are generated from a set up fee, a monthly fee, as well as per transaction fees that customers pay for platform usage.

From January 1, 2007 through January 1, 2009, the Company generated a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally enter in a debt solution program with a debt settlement agency which provides for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company will vary between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company receives its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if: 1) the debt settlement agency does not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract, or 2) the debt settlement agencies issue a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $150,000 and $424,000 at September 30, 2010 and December 31, 2009, respectively, and is recorded as deferred revenue on the balance sheet.

Since September 2007, the payment to the Company is subject to a partial refund only if a debt settlement agency issues a refund to the consumer over the term of the respective contract.

The Company ceased operating its Debt Settlement Referral Division effective January 1, 2009. During 2010 it will continue to receive commissions for debt settlement solutions provided to past clients.

Customer Concentration

None of the Company's customers accounted for a material portion of its revenues during the nine-month period ended September 30, 2010. One of the Company’s customers accounted for 14% of the Company’s revenues during the nine-month period ended September 30, 2009.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2010 and December 31, 2009, with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes at September 30, 2010 and December 31, 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2010 and December 31, 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, FASB ASC 825-10-25 Fair Value Option, or ASC 825-10-25, was effective as of January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses amounted to $150,569 and $130,399 during the nine-month periods ended September 30, 2010 and 2009, respectively.

Website Development Costs

The Company has capitalized certain internal use software and website development costs amounting to approximately $0 and $400 as of September 30, 2010 and December 31, 2009, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This update establishes the accounting and reporting guidance for such arrangements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Topic 810). The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements.

The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

Effective January 29, 2010, the Company adopted FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ). The adoption of FASB ASC Topic No. 815 –40’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). As a result of the Company issuing a convertible note on January 29, 2010, the Company adopted ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock (formerly Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument or Embedded Feature is Indexed to an Entity’s Own Stock ). As such, the embedded feature convertible option on the January 29, 2010 convertible note are classified as liabilities as of January 29, 2010 as these exercise price reset features and are not deemed to be indexed to the Company’s own stock. See Note 6 for further discussion.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The number of shares underlying outstanding options and warrants was 20,349,998, at September 30, 2010, and has been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the nine-month periods ended September 30, 2010 and 2009:

	For the nine-month periods ended
	September 30,
	2010	2009
Numerator:
Net loss attributable to common stock	$(815,567)	$(1,855,767)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	31,086,704	28,224,214
Denominator for diluted earnings per share-
Weighted average shares outstanding	31,086,704	28,224,214

Basic earnings per share	$(0.03)	$(0.07)
Diluted earnings per share	$(0.03)	$(0.07)

NOTE 3: PREPAID EXPENSES

At September 30, 2010, the prepaid expenses consisted primarily of prepaid insurance and publisher fees.

NOTE 4: DOMAIN NAME RIGHTS

During 2009, the Company renewed the domain name rights for $25,000 for an additional year.  The Company recognized amortization expense of $18,699 and $23,288 in connection with the domain name rights during the nine-month periods ended September 30, 2010 and 2009, respectively.

NOTE 5: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	September 30,	December 31,
	2010	2009
Website development costs	$346,850	$346,850
Less: accumulated amortization	(336,459)	(273,809)
Website development costs, net	$10,391	$73,041

Amortization expense of the website development costs amounted to $62,650 and $44,067 during the nine-month periods ended September 30, 2010 and 2009, respectively.

NOTE 6: GOODWILL

At September 30, 2010, the Company wrote-down the value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4  “Intangibles-Goodwill and Other” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company wrote-down $25,000 during the nine-month period ended September 30, 2010.

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

In accordance with FASB ASC 740 Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the nine-month periods ended September 30, 2010 and 2009, respectively, the beneficial conversion feature amounted to approximately $0 and $195,000. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the notes payable amounted to $156,421 and $85,627 during the nine-month periods ended September 30, 2010 and 2009, respectively. The unamortized debt discount amounted to $114,813 at September 30, 2010.

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

Associated with the convertible notes payable issued during the nine-month period ended September 30, 2009, the Company paid finder’s fees of $64,960 that were deferred and amortized over the period of the loans.  The Company recognized amortization of $15,881 and $12,531 for the nine-month period ended September 30, 2010 and 2009, respectively for the fees.

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

During the nine-month period ended September 30, 2009, the Company paid dividends on its preferred stock amounting to 1,044,560 shares of common stock, which were valued at $309,204.

During the nine-month period ended September 30, 2009, the Company issued 250,000 shares of common stock to a service provider valued at $50,000.

During the nine-month period ended September 30, 2009, the Company issued 171,297 shares of common stock to a warrant holder pursuant to a cashless exercise of a warrant issued to them in connection with the Company’s Series A Preferred financing.

During the nine-month period ended September 30, 2009, the Company issued 225,000 shares of common stock to a holder of Series B Preferred Stock, pursuant to a conversion of 2,250 shares of Series B Preferred Stock.

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

During the nine-month period ended September 30, 2010, the Company repurchased 140,000 shares of its common stock from a stockholder for an aggregate of $14,000.

During the nine-month period ended September 30, 2010, the Company retired 640,000 shares of common stock that had been repurchased from a stockholder during fiscal 2009 and the nine-month period ended September 30, 2010.

During the nine-month period ended September 30, 2010, the Company paid dividends on its preferred stock amounting to 883,101 shares of common stock, which were valued at $305,047.

During the nine-month period ended September 30, 2010, the Company issued 92,175 shares of common stock to note holders for interest pursuant to the 10% and 12% convertible notes payable,  which were valued at $50,685.

During the nine-month period ended September 30, 2010, the Company issued 2,028,750 shares of common stock pursuant to a private placement which generated gross proceeds of $811,500. In connection with this private placement, the Company issued warrants to purchase an additional 2,028,750 shares of common stock. The warrants are exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. In connection with these private placements, the Company paid commissions to placement agents of $70,460 in cash, issued 105,125 shares of common stock at a fair value of $66,844 and issued warrants to purchase an additional 58,125 shares of common stock, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant.

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

The Company granted the Series A Preferred Stockholders piggyback registration rights covering the common shares underlying the Series A Preferred Stock and common stock underlying warrants. Resale of such underlying shares were registered on a registration statement on Form SB-2 declared effective by the SEC on May 9, 2007. During the nine month period ended September 30, 2010, the Company abandoned the registration statement and will no longer continue to update it. Accordingly, shareholders will need to sell such shares under available exemptions.

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

During the nine-month period ended September 30, 2009, the Company issued 225,000 shares of common stock to a holder of Series B Preferred Stock, pursuant to a conversion of 2,250 shares of Series B Preferred Stock.

Warrants

On February 27, 2009 the board approved the reduction of the exercise price of the warrants issued in connection with the notes payable with a 10% annum interest from $0.75 to $0.55.  The fair value of these warrants amounted to $97,414, and was recorded as a selling, general, and administrative expense and as an increase to additional paid-in capital.

In connection with the issuance of notes payable with a 12% annum interest, the Company issued warrants to purchase 318,500 shares of Common Stock exercisable at a price of $0.55 per share at September 30, 2009. The warrants expire in March and April 2014.

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

During the nine-month period ended September 30, 2010, in connection with the private placement, the Company issued warrants to purchase 2,028,750 shares of common stock. The warrants are exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. The Company also issued warrants to purchase 58,125 shares of common stock to the placement agents, which have the same terms as the previously mentioned warrants.

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

During the nine-month period ended September 30, 2010, the Company granted 325,000 options to certain of its employees.

At September 30, 2010, options to purchase 7,677,500 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price of $0.20 per share. The options outstanding vest over periods ranging from two to three years. At September 30, 2010, options to purchase 6,967,493 shares of Common Stock were vested. The exercisable options are exercisable at a weighted average price per share of $0.16 per share.

During February and December 2009, the Company extended the exercise period for certain option holders. At December 31, 2009, these options, aggregating 582,500, expire on December 31, 2010.

During the nine-month periods ended September 30, 2010 and 2009, the Company recorded a share-based payment expense amounting to approximately $103,000 and $68,000, respectively, in connection with all options granted at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the nine-month period ended September 30, 2010 is based on the Black Scholes Model using the following assumptions:

Exercise price:	$0.52 - $0.55
Market price at date of grant:	$0.52 - $0.55
Expected volatility:	56.54 - 62.03%
Expected dividend rate:	0%
Risk-free interest rate:	1.33 - 2.64%

The expected volatility is based on the historical volatility of publicly-traded companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the nine-month period ended September 30, 2010 amounted to $0.29.

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $187,000 and $29,000 at September 30, 2010 and 2009, respectively, and the Company expects that it will be recognized over the following weighted-average period of 33 months.

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

Overview

We offer a comprehensive online media solution for clients to reach their target audience on the Internet. We provide lead generation and performance based customer acquisition solutions via our network of financial, news, and business networking portals, blogs, targeted e-mail, banners, search engine optimization, and co-registration opportunities. We primarily make money from the following three lines of business: (1) Online advertising - our financial content network is available over the Internet, and our revenues are generated through the sale of display advertisings, list management, targeted lead generation, and web consulting services, (2) Lead generation/Performance based marketing - utilizing our internally designed and developed lead generation platform, we deliver buyers to sellers by providing vendors with opportunities to contact qualified and interested potential customers, and essentially crafting high-quality new-business leads for such vendors, and in return we receive fees. Our current lead generation focus surrounds, but is not limited to, the industry of debt settlement, credit repair/reports, and tax settlements, and (3) Software-as-a-Service, or SaaS - our proprietary lead management and affiliate platforms, have been designed for us by Internet  lead-generation firms, online publishers, advertising agencies and corporations worldwide, and is available for a monthly licensing fee.

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

During the nine-month period ended September 30, 2010, the Company had a net loss of approximately $816,000, which includes non-cash expenses amounting to approximately $576,000. These non-cash expenses include the amortization of capitalized web development and discount on notes payable of approximately $139,000, depreciation of fixed assets of approximately $4,500, impairment of goodwill of $25,000, dividend expense of approximately $305,000 and fair value of options granted to employees of approximately $103,000.

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/	Nine-month periods ended		Increase/	Increase/
	September 30,		(Decrease)	(Decrease)	September 30,		(Decrease)	(Decrease)
	2010	2009	in $ 2010	in % 2010	2010	2009	in $ 2010	in % 2010
			vs 2009	vs 2009			vs 2009	vs 2009
Revenue:
Lead generation revenues	$380,417	$475,939	$(95,522)	-20.1%	$1,639,862	$2,253,153	$(613,291)	-27.2%
Advertising and other revenues	217,365	125,135	92,230	73.7%	727,834	228,002	499,832	219.2%
Debt solution revenues	81,815	182,872	(101,057)	-55.3%	291,858	563,192	(271,334)	-48.2%
Software licensing revenues	133,102	-	133,102	NM	259,408	-	259,408	NM
Total revenues:	812,699	783,946	28,753	3.7%	2,918,962	3,044,347	(125,385)	-4.1%

Operating expenses:
Selling, general and administrative	963,970	954,946	9,024	0.9%	3,332,448	4,504,058	(1,171,610)	-26.0%
Total operating expenses	963,970	954,946	9,024	0.9%	3,332,448	4,504,058	(1,171,610)	-26.0%

Operating loss	(151,271)	(171,000)	19,729	-11.5%	(413,486)	(1,459,711)	1,046,225	-71.7%

Other expense:
Interest expense	(32,346)	(32,245)	(101)	0.3%	(97,034)	(86,852)	(10,182)	11.7%
	(32,346)	(32,245)	(101)	0.3%	(97,034)	(86,852)	(10,182)	11.7%

Net loss	(183,617)	(203,245)	19,628	-9.7%	(510,520)	(1,546,563)	1,036,043	-67.0%

Less dividends issued for series A and B preferred stock	101,725	102,846	$(1,121)	-1.1%	305,047	309,204	$(4,157)	-1.3%

Net loss attributable to common stock	$(285,342)	$(306,091)	$20,749	-6.8%	$(815,567)	$(1,855,767)	$1,040,200	-56.1%
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

Our decrease in lead generation revenues during the three-month and nine-month periods ended September 30, 2010, when compared to the prior periods, is due primarily to a concerted effort to drive higher quality leads by utilizing a select group of third-party publishing networks which resulted in lower volumes of sales.

Our increase in advertising and other revenues during the three-month and nine-month periods ended September 30, 2010, when compared to the prior periods, is due to the increased number of customers using our advertising and other services.

Our decrease in debt settlement referrals revenues during the three-month and nine-month periods ended September 30, 2010, when compared to the prior periods, is primarily due to our decision to cease operating our Debt Settlement Referral Division effective January 1, 2009. During 2010, we will continue to receive commissions for debt settlement solutions provided to past clients, but will not be adding additional clients.

Our increase in software licensing revenues during the three-month and nine-month periods ended September 30, 2010, when compared to the prior periods, is due to making our software available to the public for licensing beginning January 2010.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The increase in selling, general and administrative expenses during the three-month period ended September 30, 2010, when compared with the prior period is primarily due to the following:

·	an increase in employee related expenses of approximately $137,000 due to the hiring of new employees for the SaaS division; and
·	an increase in professional services expenses of approximately $39,000 due to exploration of strategic alternatives; offset by
·
a decrease in impairment of goodwill according to ASC 350 of approximately $60,000 due to a larger impairment being recognized in the three-month period ended September 30, 2009 than the comparable period in 2010; and

·	a decrease in the cost of leads acquisition cost of approximately $103,000 due to a decrease in lead generation revenues.

The decrease in selling, general and administrative expenses during the nine-month period ended September 30, 2010, when compared with the prior period is primarily due to the following:

·
a decrease in impairment of goodwill according to ASC 350 of approximately $571,000 due to a larger impairment being recognized in the nine-month period ended September 30, 2009 than the comparable period in 2010;

·	a decrease in the cost of leads acquisition cost of approximately $625,000 due to a decrease in lead generation revenues; and
·
a decrease in warrant expense of approximately $236,000 due to the re-pricing of the warrants issued to the 10% notes holders, the exercise price of which decreased from $0.75 to $0.55, as well from the issuance of warrants for consulting services occurring only in the six-month period ended June 30, 2009.

Interest

Interest expense consists of interest charges associated with notes payable issued in 2008 and 2009.  The increase in interest expense during the nine-month period ended September 30, 2010, as compared to the prior period, is due to the increase in accrued interest associated with the 12% notes payable. During the nine-month period ended September 30, 2009, the 12% notes payable had been issued for only part of the period.

Liquidity and Capital Resources

At September 30, 2010, our cash amounted to approximately $238,000 and our working capital amounted to approximately $55,000. During the nine-month period ended September 30, 2010, cash increased due to cash provided by financing activities, offset by cash used in operating and investing activities.

During the nine-month period ended September 30, 2010, we used cash in our operating activities amounting to approximately $607,000. Our cash used in operating activities was comprised of our net loss of approximately $511,000 adjusted for the following:

·	Fair value of options granted to employees of approximately $103,000;
·	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $161,000;
·	Fair value of shares issued for interest payment of approximately $51,000; and
·	Impairment of goodwill of approximately $25,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

·	Increase in accounts receivable of approximately $103,000, resulting from increased advertising and other revenues;
·	Decrease in accounts payable and accrued expenses of approximately $81,000, resulting from decreased in expenditures; and
·	Decrease in deferred revenue of approximately $274,000, resulting from decreased number of consumers successfully referred to the debt settlement agencies.

During the nine-month period ended September 30, 2010, we incurred capital expenditures of $10,000.

During the nine-month period ended September 30, 2010, we generated cash from financing activities of approximately $727,000, which consisted of the proceeds from the issuance of common stock of approximately $741,000 offset by the repurchase of shares of common stock of $14,000.

During the nine-month period ended September 30, 2009, we used cash in our operating activities amounting to approximately $653,000. Our cash used in operating activities was comprised of our net loss of approximately $1,500,000 adjusted for the following:

·	Fair value of options granted to employees of approximately $68,000;
·	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $113,000;
·	Fair value of shares issued for services of $50,000;
·	Fair value of shares issued for interest payment of approximately $26,000;
·	Change in terms of warrants issued of approximately $97,000;
·	Fair value of warrants issued for services of approximately $139,000; and
·	Impairment of goodwill of approximately $596,000;

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

·	Increase in accounts receivable of approximately $38,000, resulting from increased lead generation revenues;
·	Decrease in accounts payable and accrued expenses of approximately $9,000, resulting from a decrease in expenditures; and
·	Decrease in deferred revenue of approximately $145,000, resulting from a decreased number of consumers successfully referred to debt settlement agencies.

During the nine-month period ended September 30, 2009, we incurred website development costs of approximately $400 in connection with development and enhancement of our websites and capital expenditures of approximately $3,000.

During the nine-month period ended September 30, 2009, we generated cash from financing activities of approximately $560,000, which consisted of the proceeds from notes payable of $585,000 and the proceeds from the exercise of warrants of $25,200, offset by the repurchase of shares of common stock of $50,000.

Capital Raising Transactions

During September 2010, in connection with a private placement to a total of 7 accredited investors, the Company issued an aggregate of 3,000 units at a price of $100 each. The private placement closed on October 21, 2010. Each unit consists of 250 shares of the Company's Common Stock and a Warrant to purchase up to an additional 250 shares of Common Stock at an exercise price of $0.65 per share. The Warrants expire 3 years after the date of issuance. The Company raised an aggregate gross amount of $300,000. The Company paid an aggregate amount of $7,000 in finder fees and issued warrants to purchase up to an additional 12,500 shares of common stock at an exercise price of $0.65 per share, to a finder. The Company also paid an escrow agent a fee of $1,250 for its services pursuant to an escrow agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. As discussed above, we recently raised $300,000 in a private placement of our common stock. We cannot assure you that these funds will be sufficient to fund our future operations beyond the short-term. If we are unable to obtain any future financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three-months ending September 30, 2010, we repurchased 20,000 shares of our Common Stock from a Director for an aggregate amount of $2,000.

Item 6.    Exhibits

4.1	Form of Subscription Agreement and Investor Questionnaire (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K (file no. 000-52635) filed on October 21, 2010).
4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company Current Report on Form 8-K (file no. 000-52635) filed on October 21, 2010).
10.1
Finder’s Fee Agreement by and between the Company and Sandgrain Securities, Inc., dated September 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K (file no. 000-52635) filed on October 21, 2010).

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

ACCELERIZE NEW MEDIA, INC.

Dated: November 12, 2010	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (principal executive and principal financial officer)