Form 10-K
period 2010-12-31
ACCELERIZE NEW MEDIA INC
filed 2011-03-31
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

Commission file number 000-52635

ACCELERIZE NEW MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3858769
(State of Incorporation)	(IRS Employer Identification No.)

204 RIVERSIDE AVENUE, NEWPORT BEACH, CALIFORNIA 92663
(Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code: (949) 515 2141

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2010, the registrant's most recently completed second fiscal quarter, was $7,002,092. For purposes of this calculation, an aggregate of 11,000,000 shares of Common Stock were held by the directors and officers of the registrant on June 30, 2010 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of March 29, 2011: 35,803,593.

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

PART I

Item 1.  Business

Overview

We are a multifaceted online marketing services company specializing in the development of performance based marketing programs and related software solutions for businesses interested in expanding their online advertising presence. The Company owns and operates www.cakemarketing.com, an internally-developed Software-as-a-Service, or SaaS, platform. Cake Marketing is a hosted software solution that provides an all-inclusive suite of management services for online marketing campaigns. From tracking and reporting to lead distribution, our patent-pending software enables advertisers, affiliate marketers and lead generators a fully scalable and accurate platform developed with a combination of innovative technology and an imaginative approach to doing business online.

The Company has an extensive portfolio of approximately 5,500 URLs, also known as domain names. Our URL portfolio is currently used to build consumer-based financial portals, microsites, blogs, and landing pages used for lead generation initiatives. In addition, we own and develop various portals, and websites, including: www.secfilings.com, which provides to subscribers real-time alerts based on reports filed by various companies and individuals with the Securities and Exchange Commission, or the SEC.  Also through www.accelerizefinancial.com the Company offers advertisers access to an audience of active individual investors, institutional investors, financial planners, registered advisors, journalists, investment bankers and brokers. Our financial portals and URL portfolio target a niche demographic that is qualified by the content they seek.  This media strategy drives new membership, which results in recurring user traffic to our websites and allows us to generate highly relevant responses and leads for our online advertising and lead generation customers.

In February 2011 we decided to discontinue our Lead Generation Division, in order to focus our efforts and resources on our SaaS products and services. After careful review by our management, it became clear that although the Lead Generation Division was a substantial source of revenue for the Company, it was only marginally profitable, and required substantial management attention and financial resources, which would otherwise be invested in more profitable channels. In addition, we decided to discontinue our Lead Generation Division to avoid potential conflicts of interest with our SaaS customers, who are providing similar lead generation services. Subsequently, we sold certain assets related to our Lead Generation Division. Commencing March 1, 2011, we no longer offer lead generation services.

As of the end of 2008 we closed our debt settlement referrals division. However in 2009 and 2010 we still received fees for sales and marketing support we provided in connection with debt settlement solutions prior to closing this unit. These payments gradually decreased in 2009 and 2010, and we expect that they will be eliminated by the end of 2011.

On January 1, 2011 we moved our principal offices to 204 Riverside Avenue, Newport Beach, CA 92663. Our telephone number there is: (949) 515 2141. Our corporate website is: www.accelerizenewmedia.com, the contents of which are not part of this annual report.

Industry and Market Opportunity

Software-as-a-Service, Online Advertising and Performance Based Marketing Statistics

•	IDC expects the market for SaaS to grow at a compound annual growth rate of 25.3% between 2009 and 2014, compared to just 5.8% for packaged software.

•	IDC projects that SaaS's market share will expand from less than 5% of the total software market in 2009 to more than 11% by 2014.

•	IDC projects that SaaS revenues will increase to $40.5 billion by 2014, from just $13.1 billion in 2009.

•	Gartner projects that 25% of new business software will be delivered as SaaS by 2011 (0.7 probability).

•
AMR International, according to a March 4, 2010 article in eMarketer Digital Intelligence, predicts that business-to-business online advertising spending will increase at a compounded annual growth rate of 12% between 2009 and 2013.

•	62% of businesses have insufficient ability to measure effectiveness of their advertising campaigns, according to Marketing and Media Ecosystem's 2010 Survey.

•	58% of leading companies believe that direct partnerships with media companies are important, according to Marketing and Media Ecosystem's 2010 Survey.

•
IDC expects internet advertising to grow 15% to 20% per year to reach $106.6 billion this year (Digital Marketplace Model and Forecast). Meanwhile, the U.S. will lead the world in both total advertising spending and online ad spending with expenditures in 2011 of more than $265 billion and $45 billion, respectively.

•
The Yankee Group expects the U.S. online ad market to hit $50.3 billion in 2011, when online will comprise nearly 25% of all media consumption and 15% of the ad spend, with the underlying reasons being the disparity between current media usage and spending by marketers.

(http://bitcadet.com/wp-content/uploads/online_ad_foecasts_2011.gif)

Additional Characteristics

Online marketing is still a costly proposition.  CPMs tend to be slightly higher than other traditional media.  Accordingly, customer acquisitions costs can easily become astronomical, if left unchecked.  Risks associated with customer acquisition costs are as follows:

•	Anonymity of customer base: it is extremely difficult to identify the demographics and psychographics of online users, even with existing search tools;
•	Fraudulent procurement or creation of customer leads: some publishers provide fraudulent data to advertisers to increase their revenue;
•	Psychographics of the Internet: this leaves several paid leads unutilized; and
•	Marketing programs: performance is still poorly measured and not automated.

Our Solutions

We believe that our business depends upon the continuing increase of consumer and business use of the Internet as a primary tool to facilitate research, communications and transactions, especially in the following segments:

Software-as-a-Service for Performance Based Marketing

The company owns and operates www.cakemarketing.com, an internally-developed SaaS platform. Cake Marketing is a hosted software solution that provides an all-inclusive suite of management services for online marketing campaigns. From tracking and reporting to lead distribution, our patent-pending software enables advertisers, affiliate marketers and lead generators a fully scalable and accurate platform developed with a combination of innovative technology and an imaginative approach to doing business online.

Cake Marketing allows users the ability to qualify leads and conversions using proprietary business rules, thus reducing the number of fraudulent leads.  It also allows for real-time management of customer acquisition costs and realization rates for each marketing program.  Additional performance tools allow for analysis of customer-centric performance as well as real-time consolidated data.  Also, our software enables access to certain psychographics and demographics for each potential lead, revealing trends relevant to marketers.

We leverage off the expertise of the following third-party companies in providing our services:

●	TARGUSinfo, a provider of On-Demand Insight® to various brands, links and delivers real-time attributes to drive smarter customer interactions on the Web, over the phone and at the point of sale.

●	The Planet, provides On Demand IT Infrastructure solutions, hosting more than 20,000 small- and medium-size businesses and 15.7 million Web sites worldwide; and

●
Rackspace Hosting, which operates in the hosting and cloud computing industry. It provides information technology (IT) as a service, managing Web-based IT systems for small and medium-sized businesses, as well as large enterprises worldwide.

Online Marketing Services

We own and develop various portals, and websites, including: www.secfilings.com, which provides to subscribers real-time alerts based on reports filed by various companies and individuals with the SEC.  Also, through  www.accelerizefinancial.com the Company offers advertisers and publicly-traded companies access to an audience of active individual investors, institutional investors, financial planners, registered advisors, journalists, investment bankers and brokers. Our financial portals and URL portfolio target a niche demographic that is qualified by the content they seek.

We leverage off the expertise of the following third-party companies in providing our services:

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

●	Financial Content Services, Inc., provides stock market data, business news and content syndication services;

●	Maximum ASP, LLC hosts our servers and provides comprehensive network protection, automated server patching, and advanced server monitoring, with a strong focus on hosting solutions that combine avanced monitoring and management tools

●
Zacks Investment Research Inc. markets segments of our ad inventory. Zacks is a Chicago based firm with over 25 years of experience in providing institutional and individual investors with the analytical tools nd financial information necessary to the success of their investment process;

●
Opt-Intelligence Inc. in partnership with Zacks, assists us with real-time consumer opt-in advertising (commonly called Co-registration). Opt-Intelligence clients include TheStreet.com, Match.com and StarMagazine.com. Their advertiser list includes, eBay, Wal-Mart, The Home Depot, NASCAR, Nokia and Procter & Gamble. Co-registration is the practice of one organization, on its own subscription and membership registration forms, offering subscriptions, memberships, or leads to another organization; and

●	Lake Group Media whose services include list brokerage, list management and interactive programs.

How we market our services

Software-as-a-Service for Performance Based Marketing

We use our internal sales force to market Cake Marketing to lead generation firms, affiliate marketers and advertising agencies.  Additionally we market our software through www.cakemarketing.com, and by attending industry trade shows and events.  Our clients utilize our software to provide performance based marketing services to corporations worldwide.

Online Marketing Services

Utilizing our internal sales force and www.accelerizefinancial.com we market our online marketing services to advertisers and publicly-traded companies.  Targeting a niche demographic we offer advertisers and publicly-traded companies access to an audience of active individual investors, institutional investors, financial planners, registered advisors, journalists, investment bankers and brokers.

Our online marketing services are provided primarily through the following financial portals:

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

•
www.theotcinvestor.com, a provider of OTC-BB and Pinksheet news, research and insights. The growing number of members can give many micro-cap companies the exposure they are looking for while an expert team of financial writers produces quality content to keep investors coming back for more;

•
www.form10-k.com, an example of one of our "micro-site" properties, offering to customers and users select functionality from our main portals including the ability to search financial information and drive targeted leads for our customers;

•
www.chinesepubliccompanies.com, a source of information on Chinese stocks and U.S. listed Chinese ADR securities listed both on central exchanges and OTC.BB. In an uncertain and difficult to interpret market, the website provides an independent, unbiased source for news, research, insights and other information about foreign companies based in or operating in China; and

•	www.biotechstocktrader.com, a leading news and information portal for investors in pharmaceutical and biotechnology firms.

Intellectual Property

Our employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our copyright and trademark notices. We do not currently have any registered or pending patents or trademarks, except the trademark “Knockout Debt” (USPTO Reg. No. 2,810,014) and a US Provisional Patent Application (S/N 61/301, 811), which was filed on February 5, 2010, encompassing our SaaS lead generation management software.  In addition, we filed a utility application (No.: 13/020,240) on the above-mentioned Provisional Patent on February 3, 2011.

Competition

Our primary online marketing services competitors include:

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

Our Marketing Services competitors have significantly greater capital, technology, resources, and brand recognition than we do.

Our primary SaaS Competitors include:

DirectTrack owned by Digital River Inc., a leading affiliate marketing and tracking platform powering affiliate networks and in-house affiliate programs.

Commission Junction owned by ValueClick Inc., a global leader in affiliate marketing.

Other competitors in the SaaS industry include www.linktrust.com and www.pontiflex.com.

Our SaaS competitors have significantly greater capital, technology, resources, and brand recognition than we do.

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

Research and Development

During 2010 we incurred research and development expenses of approximately $420,000 in order to further develop our Cake Marketing software.

Employees

As of December 31, 2010, we had 17 full-time employees, including all of our executive officers, and 5 consultants. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

Item 1A. Risk Factors

If we are unable to obtain financing necessary to support our operations, we may be unable to continue as a going concern.

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity and debt. We will need to raise additional working capital to fund our ongoing operations and growth. The amount of our future capital requirements depends primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our Common Stock. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in us. Our audited financial statements included in this annual report for the period ended December 31, 2010 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

We have a history of losses, and we expect to continue to operate at a loss and to have negative cash flow from operations for the foreseeable future.

We have a history of continuing losses and negative cash flow from operations. At December 31, 2009 and December 31, 2010, we had cumulative net losses of approximately $2.4 million and $1.2 million, respectively. Our operations have been financed primarily through proceeds from the issuance of equity and borrowings under promissory notes. On December 31, 2009 and December 31, 2010, we had approximately $128,000 and $92,000 in cash, respectively. We expect that our expenses will increase substantially as we continue to develop and market our products and services. As a result, we expect to continue to incur losses for the foreseeable future.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline.

Although our net loss has decreased substantially in 2010 compared to 2009 and previous years, there is no assurance that we will reach profitability in 2011. In addition, in February 2011 we have closed our Lead Generation Division, which was a substantial source of revenue and marginally profitable. Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

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

                In 2010, we expanded into the rapidly growing performance based software business through the formation of our new Cake Marketing Software Division. Our proprietary software streamlines the management of large scale online marketing campaigns for affiliate marketers and advertisers, while its unique ability to simplify online marketing efforts generates immediate cost saving for clients. The software is available for a monthly licensing fee to affiliate marketers, advertising agencies and corporations using a SaaS model. We have invested a substantial amount of time and money in developing and launching our proprietary platform. Various technical delays and malfunctions may result in additional expenses and difficulties.

We may not be successful in increasing our brand awareness.

We believe that developing and maintaining awareness of the Cake Marketing brand and our other brands is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. In addition, our future success will depend, in part, on our ability to increase brand awareness of our websites. In order to build brand awareness, we must succeed in our marketing efforts, provide high quality services and increase traffic to our websites. Our efforts to build our brands will involve significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brands. If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

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

We depend on receipt of timely feeds from our content providers.

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

We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including database software from Microsoft Corporation, and servers hosted at Rackspace Hosting, Inc., Maximum ASP, LLC. and SoftLayer Technologies, Inc. This hardware and software may not continue to be available to us at reasonable prices, or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data or our information technology systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise, during transfer of data to additional data centers or at any time, and result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third party technology providers, via our various Application Programming Interfaces, to access their customer data. Because we do not control the transmissions between our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

Interruptions or delays in service from our third-party data center hosting facilities could impair the delivery of our service and harm our business.

We currently serve our customers from third-party data center hosting facilities located in the United States and United Kingdom. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently backed up in near real-time to offsite storage. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

Defects or disruptions in our service could diminish demand for our service and subject us to substantial liability.

Because our service is complex and we have incorporated a variety of new computer hardware and software, both developed in-house and acquired from third party vendors, our service may have errors or defects that users identify after they begin using it that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

We may rely on a limited number of major customers for most of our revenues.

While during the fiscal year ended December 31, 2010, none of our customers accounted for a substantial percentage of our revenues, during the fiscal year ended December 31, 2009, one of our customers accounted for 14% of our revenues. The loss of any customer that accounts for a significant portion of our revenues from time to time, could adversely affect our business, operating results and financial condition due to the substantial decrease in revenue such loss would represent.

Our future performance and success depend on our ability to retain our key personnel.

Our future performance and success is heavily dependent upon the continued active participation of our current senior management team, including, our President and Chief Executive Officer, Brian Ross, our General Counsel, Damon Stein, our Chief Revenue Officer and the President of our Cake Marketing Division, Jeff McCollum, and our President of Online Marketing Services, Daniel Minton. The loss of any of their services could have a material adverse effect on our business development and our ability to execute our growth strategy, resulting in loss of sales and a slower rate of growth. We do not maintain any "key person" life insurance for any of our employees.

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

Evolving Government regulation could adversely affect our business prospects.

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

In addition, as Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our software solutions and restricting our ability to store, process and share data with our customers. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

Dilutive securities may adversely impact our stock price.

As of March 29, 2011, the following securities issuable, convertible or exercisable into shares of our Common Stock were outstanding:

●	4,900,000 and 11,662,500 shares of Common Stock issuable upon the possible conversion of outstanding 10% Series A Convertible Preferred Stock and 8% Series B Convertible Preferred Stock, respectively;

●
2,432,793 and 2,605,815 shares of Common Stock issuable in payment of PIK dividends to our 10% Series A Convertible Preferred Stock holders, or the Series A PIK Dividends, and 8% Series B Convertible Preferred Stock holders, or the Series B PIK Dividends, respectively;

●	Convertible Promissory Notes in a total principal amount of $637,000, which may be converted at the note holders' option at conversion price of $0.40 per share;

●	Warrants to purchase up to a total of 13,680,524 shares of our Common Stock at a price range of $0.15 to $0.75 per share, of which 2,350,000 shares have a cashless exercise feature; and

●	up to 9,488,334 shares of Common Stock issuable under our stock option plan.

These securities represent as of March 29, 2011, approximately 56% of our Common Stock on a fully diluted, as converted basis. The exercise of these options or warrants and the conversion of the preferred stock, both of which have fixed prices, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

Our internal control over financial reporting was not considered effective as of December 31, 2009 and  2010, and may continue to be ineffective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the SEC rules promulgated there under, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's reports as of the years ended December 31, 2009 and December 31, 2010, identified several material weaknesses and concluded that we did not have effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements. Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

The market for our Common Stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Currently, our Common Stock is traded on the OTCBB and the OTCQB Marketplace. Securities traded on the OTCBB and the OTCQB Marketplace typically have low trading volumes.  Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it difficult or impossible for our shareholders to sell our Common Stock.

There are no restrictions on the sale of our outstanding Common Stock.  Sales by existing shareholders may depress the share price of our Common Stock and may impair our ability to raise additional capital through the sale of equity securities when needed.

As of March 29, 2011 we had 35,803,593 shares of Common Stock issued and outstanding, all of which were freely tradable under Rule 144 under the Securities Act, or registered for re-sale. The possibility that substantial amounts of outstanding Common Stock may be sold in the public market may adversely affect prevailing market prices for our Common Stock.  This could negatively affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

During January 2009, we entered into an office lease for approximately 2,200 sq. ft. space in Newport Beach, California, effective as of February 1, 2009.  Under the terms of the lease, we pay monthly base rent of $4,100.  The lease is renewable on a monthly basis. On January 1, 2011 we moved our corporate headquarters from our Los Angeles, California office (the lease of which expired on December 31, 2010), to our Newport Beach office.

During June 2010, we entered into a one year lease for approximately 1,200 sq. ft. office space in Whitefish, Montana, which commenced on June 1, 2010. Under the terms of the lease, we are required to pay monthly base rent of $1,400.

During December 2010, we entered into a one year lease for approximately 800 sq. ft. office space in Santa Monica, California, which commenced on January 1, 2011. Under the terms of the lease, we are required to pay monthly base rent of $1,800, but we also receive $1350 a month in subtenant payments.

We believe that our current leases are adequate and sufficient for the Company's needs in the foreseeable future.

Item 3. Legal Proceedings.

On February 8, 2011, we filed a complaint against PathwayData, Inc. doing business as Consumer Direct, or Consumer Direct, a Nevada corporation, in the California Superior Court for Orange County, for breach of agreement and failure to pay a total amount of $76,841, which is due and owing to us, based on agreements entered between us and Consumer Direct on January 18, 2010 and on October 26, 2009. On March 7, 2011, Consumer Direct filed their answer, and a case management conference is scheduled for July 18, 2011.

Other than as described above, we are currently not a party to any material pending litigation, government investigation or any other legal proceedings.

Item 4. (Removed and Reserved)

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock began quotation on the Over-the-Counter Bulletin Board on January 9, 2008, and is quoted under the symbol "ACLZ.OB". The following table sets forth the high and low bid quotations for the Common Stock as reported on the Over-the-Counter Bulletin Board for each quarter during the last two fiscal years. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2009	High	Low

First Quarter Ended March 31, 2009	$0.38	$0.20
Second Quarter Ended June 30, 2009	$0.52	$0.25
Third Quarter Ended September 30, 2009	$0.60	$0.40
Fourth Quarter Ended December 31, 2009	$0.80	$0.52

Fiscal Year Ended December 31, 2010	High	Low

First Quarter Ended March 31, 2010	$0.65	$0.51
Second Quarter Ended June 30, 2010	$0.65	$0.48
Third Quarter Ended September 30, 2010	$0.64	$0.48
Fourth Quarter Ended December 31, 2010	$0.65	$0.50

	High	Low

First Quarter through March 29, 2011	$0.65	$0.38

Stockholders

As of March 29, 2011, there were 109 stockholders of record of our Common Stock.

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

Unregistered issuance of Securities

On March 1, 2011 we issued a total of 130,699 shares of Common Stock as PIK Dividends to the holders of our Series A Preferred and 178,962 shares of Common Stock as PIK Dividends to the holders of our Series B Preferred.

On January 3, 2011, in connection with a loan agreement, we issued to the lender, Agility Capital II, LLC, a warrant to purchase up to 283,019 shares of our Common Stock, at an exercise price equal to the lower of: (i) the average closing price of our Common Stock for the 15 days before the closing date, or (ii) the price per share on our next equity financing, provided it is not less than $0.35 per share. The warrant expires in January 2016. The loan agreement includes a default clause, which would provides that in case of a default, we may be required to issue up to an additional 350,000 shares of Common Stock under the warrant, as well as a $5,000 default fee.

On December 1, 2010 we issued a total of 132,148 shares of Common Stock as PIK Dividends to the holders of our Series A Preferred and 159,670 shares of Common Stock as PIK Dividends to the holders of our Series B Preferred.

On December 1, 2010 we issued a total of 23,945 shares of Common Stock to note holders as interest pursuant to our 10% and 12% convertible notes payable.

During September 2010 in connection with a private placement to a total of 7 accredited investors, we issued a total of 3,000 units at a price of $100 each. Each unit consists of 250 shares of our Common Stock and a Warrant to purchase up to an additional 250 shares of Common Stock at an exercise price of $0.65 per share. The Warrants expire 3 years after the date of issuance.

From January to April 2010 in connection with a private placement to a total of 14 accredited investors, we issued a total of 5,115 units at a price of $100 each. Each unit consists of 250 shares of our Common Stock and a 3-year Warrant to purchase up to an additional 250 shares of Common Stock at an exercise price of $0.65 per share. The Warrants expire 3 years after the date of issuance.

Share Repurchases

During the fiscal year ended December 31, 2009 we repurchased 500,000 shares of Common Stock from Christopher Meredith, a former director of the Company, and during the fiscal year ended December 31, 2010, we repurchased an additional 140,000 shares of Common Stock from Mr. Meredith, and retired the entire 640,000 shares of Common Stock.

Item 6. Selected Financial Data.

    Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The following information should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview

We are a multifaceted online marketing services company specializing in the development of performance based marketing programs and related software solutions for businesses interested in expanding their online advertising presence. The Company owns and operates www.cakemarketing.com, an internally-developed SaaS, platform. Cake Marketing is a hosted software solution that provides an all-inclusive suite of management services for online marketing campaigns. From tracking and reporting to lead distribution, our patent-pending software enables advertisers, affiliate marketers and lead generators a fully scalable and accurate platform developed with a combination of innovative technology and an imaginative approach to doing business online.

The Company has an extensive portfolio of approximately 5,500 URLs, also known as domain names. Our URL portfolio is currently used to build consumer-based financial portals, microsites, blogs, and landing pages used for lead generation initiatives. In addition, we own and develop various portals, and websites, including: www.secfilings.com, which provides to subscribers real-time alerts based on reports filed by various companies and individuals with the SEC.  Also through www.accelerizefinancial.com the Company offers advertisers access to an audience of active individual investors, institutional investors, financial planners, registered advisors, journalists, investment bankers and brokers. Our financial portals and URL portfolio target a niche demographic that is qualified by the content they seek.  This media strategy drives new membership, which results in recurring user traffic to our websites and allows us to generate highly relevant responses and leads for our online advertising and lead generation customers.

In February 2011 we decided to discontinue our Lead Generation Division, in order to focus our efforts and resources on our SaaS products and services. After careful review by our management, it became clear that although the Lead Generation Division was a substantial source of revenue for the Company, it was only marginally profitable, and required substantial management attention and financial resources, which would otherwise be invested in more profitable channels. In addition, we decided to discontinue our Lead Generation Division to avoid potential conflict of interest with our SaaS customers, who are providing similar lead generation services. Subsequently, we sold certain assets related to our Lead Generation Division. Commencing March 1, 2011, we no longer offer lead generation services.

As of the end of 2008 we closed our debt settlement referrals division, however in 2009 and 2010 we still received fees for sales and marketing support we provided in connection with debt settlement solutions prior to closing this unit. These payments gradually decreased in 2009 and 2010, and we expect that they will be eliminated by the end of 2011.

Results of Operations

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Year ended		Increase/	Increase/
	December 31,		(Decrease)	(Decrease)
	2010	2009	in $ 2010	in % 2010
			vs 2009	vs 2009
Revenue:
Lead generation revenues	$1,869,946	$2,724,706	$(854,760)	-31.4%
Online marketing services	973,567	447,586	525,981	117.5%
Software-as-a-service	482,675	-	482,675	NM
Debt solution revenues	377,302	701,285	(323,983)	-46.2%
Total revenues:	3,703,490	3,873,577	(170,087)	-4.4%

Operating expenses:
Cost of revenue	1,452,263	2,360,326	(908,063)	-38.5%
Research and development	418,898	13,060	405,838	3,107.5%
Selling, general and administrative	2,459,831	3,393,982	(934,151)	-27.5%
Total operating expenses	4,330,992	5,767,368	(1,436,376)	-24.9%

Operating loss	(627,502)	(1,893,791)	1,266,289	-66.9%

Other expense:
Interest expense	(129,389)	(119,693)	(9,696)	8.1%
	(129,389)	(119,693)	(9,696)	8.1%

Net loss	(756,891)	(2,013,484)	1,256,593	-62.4%

Less dividends issued for series A and B preferred stock	407,176	410,812	$(3,636)	-0.9%

Net loss attributable to common stock	$(1,164,067)	$(2,424,296)	$1,260,229	-52.0%
NM: Not Meaningful

Revenues

Revenues primarily consist of fees related to lead generation, online marketing services, sale of our software licenses, and sales and marketing of debt settlement referrals.

Our decrease in lead generation revenues during the year ended December 31, 2010, when compared to the prior year is due primarily to a decrease in the number of leads we sold.

Our increase in online marketing services revenues during the year ended December 31, 2010 when compared to the prior year is due to the increased number of customers using our advertising and other services.

Our increase in SaaS revenues during the year ended December 31, 2010 when compared to the prior year is due to the SaaS Division commencing operation in 2010.  We are unable to ascertain if our expected increased revenues from licensing our software will offset the decreased revenues from the loss of the lead generation division.

Our decrease in debt solution revenues during the year ended December 31, 2010, when compared to the prior year is primarily due to our decision to cease operating our Debt Settlement Referral Division effective January 1, 2009. During 2011, we expect to continue to receive commissions for debt settlement solutions provided to past clients to a lesser extent.

Cost of Revenue

Cost of revenue consists primarily of lead acquisition costs and sales acquisition costs. Our decrease in cost of revenue during the year ended December 31, 2010, when compared to the prior year is due primarily to a decrease in the lead acquisition costs.

We anticipate that our cost of revenues will decrease in 2011 when compared to 2010, because we will no longer have to incur lead acquisition costs in connection with our discontinued operations.

Research and Development

Research and development expenses consist primarily of software expenses and employee related expenses for software engineers and web developers in our SaaS Division.  Our research and development expenses increased during the year ended December 31, 2010, when compared to the prior year, due to our efforts to develop, commercialize and bring our Cake Marketing software to market.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to the marketing and enhancement of our websites, advertising, as well as other general and administrative expenses, such as payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal and professional fees.

The decrease in selling, general and administrative expenses during the year ended December 31, 2010 when compared with the prior year is primarily due to the following:

•
a decrease in payroll expenses of approximately $45,000; this decrease is primarily due to a decrease in the number of employees in 2010, when compared to 2009. When allocating our resources, in 2010, we made an effort to decrease our sales and marketing towards our now-discontinued operation- lead generation, and increased our research and development resources in connection with our SaaS division in 2010;

•	a decrease in option expense of approximately $199,000; this decrease is primarily due to the extension of certain options in 2009, not occurring in 2010;
•
a decrease in amortization expense of approximately $108,000; this decrease is primarily due to additional benefits granted to the holders of the 10% convertible promissory notes in 2009, which did not occur in 2010; and

•	a decrease in impairment of goodwill of approximately $596,000; this decrease is primarily due to our annual evaluation of future benefits from certain intangible properties in 2009.

Interest

Interest expense consists of interest charges associated with the 10% and 12% convertible notes payable issued in 2008 and 2009.  The increase in interest expense during the year ended December 31, 2010, when compared to the previous year, is primarily due to an increase in weighted-average debt outstanding during 2010 when compared to 2009.

Liquidity and Capital Resources

At December 31, 2010, our cash amounted to approximately $92,000 and our working deficit amounted to approximately $579,000. During the year ended December 31, 2010, cash decreased due to cash used in operating and investing activities, offset by cash provided by financing activities.

During the year ended December 31, 2010, we used cash in our operating activities amounting to approximately $814,000. Our cash used in operating activities was comprised of our net loss of approximately $757,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $139,000;
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $203,000;
•	Impairment of goodwill of approximately $26,000;
•	Fair value of warrants issued for services of $5,000; and
•	Fair value of shares issued for interest payment of approximately $63,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activities:

•	Increase in accounts receivable of approximately $84,000, resulting from slower receivable turnover;
•	Decrease in accounts payable and accrued expenses of approximately $50,000, resulting from a decrease in expenditures; and
•	Decrease in deferred revenue of approximately $361,000, resulting from a decreased number of consumers successfully referred to debt settlement agencies.

During the year ended December 31, 2010, we incurred capital expenditures of approximately $17,000.

During the year ended December 31, 2010, we generated cash from financing activities of approximately $795,000, which primarily consisted of net proceeds from the issuance of Common Stock for cash of approximately $740,000 and proceeds from the exercise of warrants of approximately $2,000, proceeds from the exercise of options of approximately $67,000, offset by the repurchase of shares of Common Stock of $14,000.

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

Capital Raising Transactions

We have undertaken the following transactions to provide ourselves with working capital in the last two years:

Common Stock

From 2006 through December 31, 2009, we issued an aggregate of 29,629,567 shares of Common Stock to founders, consultants, investors, as PIK dividends on our Series A and Series B Preferred Stock and to the founders of The Debt Reduction Group, or TDRG, a company we acquired in 2007.

During the year ended December 31, 2010, we:

•	paid PIK dividends to our Series A and B preferred stock holders amounting to 1,176,854 shares of Common Stock, which were valued at $407,176;
•
issued 2,028,750 shares of Common Stock pursuant to a private placement which generated gross proceeds of $811,500. In connection with these private placements, we paid commissions to our placement agents of $71,160 in cash.

•	issued 105,125 shares of Common Stock for a finder’s fee in connection with the private placement.
•	issued 116,120 shares of Common Stock to note holders for interest pursuant to the 10% and 12% convertible promissory notes, aggregating $63,135.
•	issued 48,936 shares of Common Stock in connection with a cashless exercise of stock options.
•	issued 444,580 shares of Common Stock in connection with the exercise of stock options for $66,687.
•	issued 15,000 shares of Common Stock in connection with the exercise of Series A warrants for $2,250.
•	issued 100,000 shares of Common Stock in connection with a conversion of certain shares of Series A Preferred Stock.

On March 1, 2011 we paid PIK dividends to our Series A and B preferred stock holders amounting to 309,661 shares of Common Stock, which are valued at $100,122.

On January 3, 2011 we issued 1,325,000 shares of Common Stock to our First Convertible Promissory Note holders in connection with the conversion of their principal aggregating $530,000.

10% Series A Convertible Preferred Stock

Between August 2006 and October 2006, we issued an aggregate of 54,000 shares of 10% Series A Convertible Preferred Stock resulting in gross proceeds to us of $810,000. In addition, we issued to the holders of the Series A Preferred Stock seven-year Warrants to purchase an aggregate of up to 810,000 shares of our Common Stock at an exercise price of $0.15 per share.

During December 2010, one of our 10% Series A Convertible Preferred Stock holders converted 1,000 shares of his Series A Convertible Preferred Stock into 100,000 shares of our Common Stock.

On January 3, 2011, one of our 10% Series A Convertible Preferred Stock holders converted 4,000 shares of his Series A Convertible Preferred Stock into 400,000 shares of Common Stock.

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

Warrants

From 2006 through December 31, 2009, we issued an aggregate of warrants to purchase up to 14,276,208 shares of Common Stock to Series A and B Preferred Stock stockholders, note holders of our Convertible Promissory Notes, founders of TDRG, and service providers. Since then warrants to purchase 2,980,578 shares of Common Stock were exercised by the Warrant holders.

During the year ended December 31, 2010, in connection with a private placement, we issued warrants to purchase up to 2,028,750 shares of Common Stock exercisable at a price of $0.65 to the stockholders. The warrants expire in 2013. We also issued warrants to purchase an additional 58,125 shares of Common Stock as commission to the placement agents, which are exercisable at $0.65 and expire in 2013.

During 2010, in consideration for services, we issued warrants to purchase up to 30,000 shares of Common Stock exercisable at a price of $0.65 per share. The warrants expire in October 2013.

During 2010, a warrant holder exercised warrants to acquire 15,000 shares of Common Stock related to the Series A Preferred Stock for $2,250.

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

The interest and amortization expense associated with the notes payable amounted to $71,180 during the year ended December 31, 2010, compared to $197,612 during the year ended December 31, 2009.

In January 2011 all of the note holders converted their notes aggregating $530,000 in principal into 1,325,000 shares of our Common Stock. At conversion, we also agreed to reduce the exercise price of the warrants issued in connection with these notes from $0.55 to $0.40 per share.

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

The interest and amortization expense associated with the notes payable amounted to $138,399 during the year ended December 31, 2010, compared to $108,968 during the year ended December 31, 2009.

In accordance with FASB ASC 740 Debt- Debt with Conversion Options, we recorded a beneficial conversion feature related to the First Convertible Promissory Notes and the Second Convertible Promissory Notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the years ended December 31, 2009 and 2010, respectively, the beneficial conversion feature amounted to $194,703 and $0, respectively. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

Stock Options

During the year ended December 31, 2010, we granted to certain of our employees options to purchase 325,000 shares of Common Stock under the Accelerize New Media Stock Option Plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Website Development Costs

We have capitalized certain internal use software and website development costs amounting to approximately $0 and $400 as of December 31, 2010 and 2009, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

We exercise judgment in estimating the useful life of costs capitalized, based on the complexity of the technical enhancements.

Share-Based Payment

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, Topic 718, Compensation-Stock Compensation, or ASC 718, for all the stock awards granted after December 31, 2005, and granted prior to but not yet vested as of December 31, 2005. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 8 in our footnotes for further information regarding our stock-based compensation assumptions and expenses. We elected to use the modified prospective transition method as permitted by ASC 718.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive and financial officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon the evaluation conducted by management in connection with the audit of our financial statements for the year ended December 31, 2010, we identified material weaknesses in our internal control over financial reporting as described below. As a result of these material weaknesses, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010, to ensure that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2010, management identified the following material weaknesses:

•	There is no documentation that the board of directors monitored or provided oversight responsibility related to financial reporting and related internal controls and considered its effectiveness;

•	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

•	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

•	As of November 2010, our Board of Directors consists of only one member and we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements.  We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities.   Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.  Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and principal position of our executive officers and directors as of March 29, 2011:

Name	Age	Position
Brian Ross	36	President, Chief Executive Officer, Treasurer, Sole Director
Thomas John Gabriele	37	Chief Operating Officer
Jeff McCollum	39	Chief Revenue Officer and President of Cake Marketing Division
Damon Stein	35	General Counsel and Secretary
Daniel Minton	36	President of Online Marketing Services

On November 19, 2010, Chris Meredith, who was a director of the Company since its inception, resigned his duties as director of the Company.

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

We believe that Mr. Ross is qualified to serve as our sole director for the following reasons: Mr. Ross, who is one of our founders, is an Internet industry veteran with over a decade of experience.  He has been the Chief Executive Officer for more than five years and he has a proven track record with the aforementioned companies, which were all operating in online marketing solutions and e-commerce. Additionally Mr. Ross played an important role in the development and growth of various Internet companies, taking them from start-up companies through the various stages of their growth cycle.

Thomas John Gabriele. Before joining the Company in January 2011, Mr. Gabriele was Vice President Corporate and Strategic Development of News Digital Media / Fox Audience Network (FAN) / Fox Interactive Media (FIM) since 2007. Between 2005 and 2007 Mr. Gabriele served as Director of Mergers and Acquisitions of Experian Interactive. Before that,  he worked in banking for Silicon Valley Bank. Mr. Gabriele graduated in 2002 with a Masters degree in Business Administration from the University of Chicago, Graduate School of Business, and he holds a Bachelor degree in Astrophysics and Molecular Cell Biology from the University of California, Berkeley.

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

Daniel Minton. Mr. Minton has managed our Online Marketing Services Division since inception. Mr. Minton started in the internet industry in the late 1990s as lead programmer for Watershed Consulting. In 2002 Watershed Consulting was hired by The Coleman Company to develop an Outdoor Recreation Community on the Internet. He was instrumental in designing the National Recreation Database which was published as the Coleman Outernet. From 2004 until he joined us, Mr. Minton served as Vice President of Seed Advertising where he was responsible for all lead generation initiatives, sales, and interactive marketing. Mr. Minton’s responsibility at Accelerize includes all lead generation initiatives, as well as on line advertising and media purchasing. Mr. Minton attended Washington State University, where he studied English and Philosophy.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended December 31, 2010, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

Committees of the Board of Directors

Our Board of Directors has not yet established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee. We plan to expand our board in the future and we will seek to establish an Audit Committee and a Compensation Committee, but this will depend on our ability to attract and retain new directors. The typical functions of such committees are currently being undertaken by the entire board as a whole. Since the resignation of Mr. Meredith from our board in November 2010, our board consists of only one member, Mr. Ross.

Audit Committee Financial Expert

Currently no member of our board is an audit committee financial expert. We do not currently have the resources to recruit a board member who would also be a financial expert. We may start our recruiting process for such board member during 2011 if our financial position improves.

Code of Ethics

We have adopted a Code of Business Conduct Ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics, free of charge, upon request.

Employment Agreements

We have written employment agreement with most of our employees. The main terms of the executive employment or consulting agreements of Brian Ross, our President, Chief Executive Officer, Treasurer, and Director, Thomas John Gabriele, our Chief Operating Officer, Damon Stein, our General Counsel and Secretary, Jeff McCollum, our Head of Lead Generation Division, and Daniel Minton, our President of Online Marketing Services, are summarized below.

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

Mr. Gabriele’s employment agreement is effective as of January 1, 2011 and continues until termination by either party. Mr. Gabriele’s employment is “at will”, meaning that either party has the right to terminate the agreement at any time without cause by giving notice of such termination to the other party. Under the agreement, Mr. Gabriele is entitled to an annual base salary of $150,000. Mr. Gabriele is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, Mr. Gabriele will be entitled to grants under our stock option plan. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions.

Mr. McCollum's employment agreement is effective as of March 15, 2007 and continues until termination.  Mr. McCollum’s employment is “at will”, meaning that either party has the right to terminate the agreement at any time without cause by giving notice of such termination to the other party. Under the agreement Mr. McCollum is entitled to an annual base salary of $150,000.  Mr. McCollum is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, Mr. McCollum was granted non-qualified stock options to purchase up to 3,500,000 of our shares as of April 1, 2010. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions.

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

Item 11. Executive Compensation

The following table sets forth, for the last two completed fiscal years, all compensation paid, distributed or accrued for services rendered to us by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)		Total ($)

Brian Ross, President, Chief	2009	90,000	-		90,000
Executive Officer, and Treasurer (2)	2010	136,250	-		136,250

Jeff McCollum	2009	150,000	-		150,000
Chief Revenue Officer and President of Cake	2010	157,000	-		157,000
Marketing Division (3)

Damon Stein, General Counsel,	2009	150,000	116,600	(5)	266,600
General Counsel and Secretary (4)	2010	155,000	-		155,000

Daniel Minton	2009	85,006	-		85,006
President of Online Marketing Services (6)	2010	105,000	-		105,000

(1)           The grant date fair dollar value recognized for the stock option awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 6 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)           During the fiscal years ended December 31, 2008, 2009 and 2010, only $78,375 (taking into account a deferral of salary), $ 90,000, and $136,250  were paid to Mr. Ross, respectively, in monthly salary payments. In accordance with the terms of his employment agreement, his unpaid salary for these years is accruing without interest. Mr. Ross’s employment agreement is effective as of January 1, 2010 and continues until the earlier of January 1, 2013 or its earlier termination or expiration. See “Employment Agreements" in Item 10 above.

(3)          During the fiscal years ended December 31, 2008, 2009 and 2010, only $133,375 (taking into account a deferral of salary) $150,000, and $157,000 were paid to Mr. McCollum, respectively in monthly salary payments.  In accordance with the terms of his employment agreement, his unpaid salary for these years is accruing without interest.  Mr. McCollum’s employment agreement is effective as of March 15, 2007 and may be terminated at will for any reason. See “Employment Agreements" in Item 10 above.

(4)            During the fiscal years ended December 31, 2008, 2009 and 2010, only $132,325 (with a deferral of salary), $150,000, and $155,000 were paid to Mr. Stein, respectively in monthly salary payments. In accordance with the terms of his employment agreement, his unpaid salary for these years is accruing without interest. Mr. Stein’s employment agreement is effective as of January 1, 2010 and continues until the earlier of January 1, 2013 or its earlier termination or expiration, with an option to renew for additional 2 years upon 60-day prior notice. See “Employment Agreements" in Item 10 above.

(5)           Consists of options to purchase 275,000 shares of our Common Stock at an exercise price of $0.55 per share, vesting on a quarterly basis over a period of 24 months (34,375 options every quarter) commencing January 1, 2010.

(6)           During the fiscal years ended December 31, 2008, 2009, and 2010 only $77,313 (taking into account a deferral of salary), $85,006,  and $105,000 were paid to Mr. Minton, respectively in monthly salary payments.  In accordance with the terms of his employment agreement, his unpaid salary for these years is accruing without interest.  Mr. Minton’s employment agreement is effective as of January 1, 2010 and continues until the earlier of January 1, 2013 or its earlier termination or expiration. See “Employment Agreements" in Item 10 above.

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2010 by our Executive Officers and Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Brian Ross	2,000,000	--		$0.15	1/1/2017
Jeff McCollum	3,500,000	-		$0.15	4/1/2017
Damon Stein	537,500	137,500	(1)	$0.15 - $0.55	1/1/2017 & 12/4/2019
Daniel Minton	225,000	-		$0.15	1/1/2017

(1) Options to purchase 275,000 shares of Common Stock, vesting on a quarterly basis over a period of 24 months commencing March 31, 2010.

Director Compensation

The current sole member of our Board of Directors, Mr. Brian Ross, and our former member of the Board of Directors, Mr. Chris Meredith, did not receive any additional compensation for their services as directors.  Mr. Ross is a current executive officer. Mr. Ross's compensation is fully reflected in the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of March 29, 2011 we had 35,803,593 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 29, 2011 by:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

•	our director;

•	each of our executive officers named in the compensation tables in Item 11; and

•	All of our executive officers and director as a group.

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (2)
	COMMON STOCK		SERIES A PREFERRED STOCK		SERIES B PREDERRED STOCK
NAME (1)	# OF SHARES	% OF CLASS	# OF SHARES	% OF CLASS	# OF SHARES	% OF CLASS	% OF VOTE

Brian Ross (3)	8,100,000	21.4%	-0-	n/a	-0-	n/a	14.9%
Jeff McCollum (4)	5,390,000	13.7%	-0-	n/a	-0-	n/a	9.7%
Damon Stein (5)	2,512,500	6.9%	-0-	n/a	-0-	n/a	4.7%
Daniel Minton (6)	825,000	2.3%	-0-	n/a	-0-	n/a	1.6%
All officers and directors as a group (five persons) (7)	16,994,100	44.8%	-0-	n/a	-0-	n/a	31.2%
Mulkey II Limited Partnership(8)	1,633,268	4.5%	400,000	8.2%	900,000	7.7%	5.5%

(1)	Unless otherwise indicated, the business address of each person listed is in care of Accelerize New Media, Inc., 204 Riverside Avenue, Newport Beach, CA 92663.
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

(3)	Includes options to purchase up to 2,000,000 shares of Common Stock, exercisable at $0.15 per share.

(4)	Includes options to purchase up to 2,916,666 shares of Common Stock, exercisable at $0.15 per share.
(5)
Includes options to purchase up to 400,000 shares of Common Stock, exercisable at $0.15 per share, options to purchase up to 137,500 shares of Common Stock, exercisable at $0.55, and 225,000 warrants exercisable at $0.15.

(6)	Includes options to purchase up to 225,000 shares of Common Stock, exercisable at $0.15 per share.
(7)	Includes options to purchase up to 6,429,100 shares of Common Stock, exercisable at prices between $0.15 - $0.60 per share.
(8)
Includes warrants to purchase up to 675,000 shares of Common Stock, exercisable at a range of cashless - $0.65 per share. Mulkey II Limited Partnership is a Nevada limited partnership, with an address at 4230 Burnham Ave. Suite 250, Las Vegas, NV 89119. The general partner of Mulkey II Limited Partnership is David Mulkey.

Securities authorized for issuance under equity compensation plans.

The table below provides information regarding all compensation plans as of the end of the most recently completed fiscal year (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.  Our equity compensation plan was adopted effective as of December 15, 2006 and options may be granted under the  plan through December 14, 2016.  The plan was amended to increase the number of shares available under the plan for non-qualified stock options from 4,300,000 to 10,000,000 effective as of May 17, 2006. In any year, no optionee may be granted options to acquire in the aggregate more than 500,000 shares. The plan permits the grant of both incentive stock options (if our shareholders approve the plan) and non-qualified stock options.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	7,095,000	$0.20	2, 905,000
Total	7,095,000	$0.20	2,905,000

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Related Person Transactions

During 2010, we purchased 140,000 shares of Common Stock from Mr. Meredith, a former director of the Company, at a total price of $14,000. Other than that and the compensation paid to our executive officers, we did not have any other related person transactions in 2010.

Director Independence

As our Common Stock is currently traded on the OTC.BB, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules. Our current director would not qualify as "independent" if we were subject to the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of Sherb & Co. LLP, our independent registered public accounting firm, billed for each of the last two fiscal years for audit services and other services:

Fee Category	2009	2010

Audit Fees (1)	$80,000	$70,500
Audit Related Fees	-
Tax Fees (2)	5,000	5,000
All Other Fees	-

Total Fees	$85,000	$75,500

(1)  Consists of fees for professional services rendered in connection with the review of our three quarterly reports on Form 10-Q and the financial statements included in our annual report on Form 10-K.
(2)  Consists of fees relating to our tax compliance and tax planning.

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

10.1*
Employment Agreement of Brian Ross (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.) as amended by Amendment No.1 to Employment Agreement of Brian Ross, dated January 1, 2010 (incorporated by reference to exhibit 10.5 to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 26, 2010).

10.2*
Employment Agreement of Damon Stein (incorporated by reference to Amendment No.1 to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on January 31, 2007.) as amended by Amendment No.1 to Employment Agreement of Damon Stein, dated January 1, 2010 (incorporated by reference to exhibit 10.8 to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 26, 2010).

10.3*	Employment Agreement of Jeff McCollum (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on March 19, 2009.)

10.4*	Employment Agreement of Daniel Minton, dated January 1, 2010 (incorporated by reference to exhibit 10.11 to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 26, 2010).

10.5*
 Employment Agreement of Thomas John Gabriele, dated January 1, 2011 (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 10, 2011).

10.6*	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.7*	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.8	Form of Promissory Note (incorporated by reference to Amendment No.3 of the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on April 30, 2007.)

10.9	Form of Note Conversion Agreement (incorporated by reference to the Company’s Current Report on Form 8-K furnished on September 7, 2007.)

10.10
Form of First Convertible Promissory Note (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (file no. 000-52635) filed on March 31, 2008.) as amended by Amendment No. 1 (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 29, 2009).

10.11	Form of Warrant issued to First Convertible Promissory Note holders (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 5, 2008.)

10.12
Form of Second Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 26, 2009.) as amended by Amendment No. 1 (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 29, 2009).

10.13	Form of Warrant issued to Second Convertible Promissory Note holders (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 26, 2009).

10.14	Form of Subscription Agreement (incorporated by reference as exhibit 4.1 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.15	Form of Common Stock Purchase Warrant (incorporated by reference as exhibit 4.2 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.16	Form of Subscription Agreement (incorporated by reference as exhibit 4.1 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on October 22, 2010).

10.17	Form of Common Stock Purchase Warrant (incorporated by reference as exhibit 4.2 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on October 22, 2010).

10.18	Common Stock Purchase Warrant (incorporated by reference as exhibit 4.1 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 7, 2011).

10.19	Intellectual Property Security Agreement (incorporated by reference as exhibit 4.2 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 7, 2011).

10.20	Form of Subordination Agreement Common Stock Purchase Warrant (incorporated by reference as exhibit 4.3 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 7, 2011).

10.21	Loan Agreement dated January 3, 2011, between the Company and Agility Capital II, LLC** (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

23.1	Consent of Sherb & Co., LLP. (filed herewith)

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350. (furnished herewith)

*    Management contract or compensatory plan or arrangement
**  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

By:              /S/ Brian Ross
Brian Ross
President, Chief Executive Officer and Treasurer

Date: March 30, 2011

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /S/ Brian Ross	President, Chief Executive Officer, Treasurer and Director	March 30, 2011
(Principal executive and accounting officer)

ACCELERIZE NEW MEDIA, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:
Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2009 and 2010	F-3
Statements of Operations for each of the two years in the periods ended December 31, 2009 and 2010	F-4
Statements of Stockholders’ Deficit for each of the two years in the periods ended December 31, 2009 and 2010	F-5
Statements of Cash Flows for each of the two years in the periods ended December 31, 2009 and 2010	F-6
Notes to Financial Statements	F-7 – F-17

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Accelerize New Media, Inc.
Newport Beach, CA

We have audited the accompanying balance sheets of Accelerize New Media, Inc. as of December 31, 2009 and 2010 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2009 and 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerize New Media, Inc. as of December 31, 2009 and 2010 and the results of their operations and their cash flows for the years ended December 31, 2009 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 30, 2011

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2010	2009
Current Assets:
Cash	$91,603	$128,167
Accounts receivable, net of allowance for bad debt of $82,327 and $20,525 at
December 31, 2010 and 2009, respectively	238,542	154,928
Prepaid expenses and other assets	11,037	30,656
Domain name rights	21,114	20,548
Deferred tax asset	1,564	29,216
Total current assets	363,860	363,515

Website development costs, net of accumulated amortization of $342,939 and
$273,809 at December 31, 2010 and 2009, respectively	3,911	73,041

Property and equipment, net of accumulated depreciation of $14,027 and $39,224 at
December 31, 2010 and 2009, respectively	17,434	6,890

Deferred financing fees	24,584	45,817
Goodwill	38,000	64,000
Total assets	$447,789	$553,263

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$346,326	$396,049
Deferred revenues- short-term	63,600	349,541
Deferred tax liability	1,564	29,216
Convertible notes payable and accrued interest, net of debt discount of $5,250
and $0 at December 31, 2010 and 2009, respectively	531,667	-
Total current liabilities	943,157	774,806

Convertible notes payable and accrued interest, net of debt discount of $88,765
and $174,154 at December 31, 2010 and 2009, respectively	559,555	1,003,633
Deferred revenue- long-term	136	74,897
Total liabilities	1,502,848	1,853,336

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 53,000 and 54,000 issued and outstanding at December 31, 2010 and 2009, respectively	713,567	728,567
Series B, 116,625 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	3,565,813	3,565,813
Common stock; $.001 par value; 100,000,000 shares authorized;
33,524,932 issued and 33,504,932 outstanding at December 31, 2010;
30,149,567 issued and 29,629,567 outstanding at December 31, 2009	33,525	30,150
Additional paid-in capital	9,333,911	7,965,205
Treasury stock	-	(52,000)
Accumulated deficit	(14,701,875)	(13,537,808)

Total stockholders’ deficit	(1,055,059)	(1,300,073)

Total liabilities and stockholders’ deficit	$447,789	$553,263

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2010	2009
Revenues:
Lead generation revenues	$1,869,946	$2,724,706
Online marketing services	973,567	447,586
Software-as-a-Service	482,675	-
Debt solution revenues	377,302	701,285
Total revenues	3,703,490	3,873,577

Operating expenses:
Cost of revenue	1,452,263	2,360,326
Research and development	418,898	13,060
Selling, general and administrative	2,459,831	3,393,982
Total operating expenses	4,330,992	5,767,368

Operating loss	(627,502)	(1,893,791)

Other expense:
Interest expense	(129,389)	(119,693)
	(129,389)	(119,693)

Net loss	(756,891)	(2,013,484)

Less dividends series A and B preferred stock	407,176	410,812

Net loss attributable to common stock	$(1,164,067)	$(2,424,296)

Basic and diluted loss per common share	$(0.04)	$(0.09)

Basic and diluted weighted average common
shares outstanding	31,502,237	27,712,414

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From January 1, 2009 to December 31, 2010

								Additional		Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated	Stockholders'
	Shares	$	Shares	$	Shares	$	Stock	Capital	Deficit	Deficit

Balance, January 1, 2008	54,000	$728,567	118,875	$3,644,563	27,184,854	$27,185	$-	$6,552,272	$(11,113,512)	$(160,925)

Net proceeds from issuance of common stock for cash	-	-	-	-	585,000	585	-	204,245	-	204,830
Beneficial conversion features of convertible notes	-	-	-	-	-	-	-	194,703	-	194,703
Revaluation of beneficial conversion features of convertible notes	-	-	-	-	-	-	-	11,192	-	11,192
Conversion of Series B Preferred Stock	-	-	(2,250)	(78,750)	225,000	225	-	78,525	-	-
Fair value of warrants issued for services	-	-	-	-	-	-	-	47,640	-	47,640
Fair value of options granted	-	-	-	-	-	-	-	343,961	-	343,961
Fair value of shares issued for services	-	-	-	-	250,000	250	-	49,750	-	50,000
Fair value of shares issued for interest payement	-	-	-	-	95,599	96	-	49,974	-	50,070
Exercise of warrants	-	-	-	-	168,000	168	-	23,772	-	23,940
Cashless exercise of warrants	-	-	-	-	313,873	314	-	(314)	-	-
Preferred stock dividends	-	-	-	-	1,327,241	1,327	-	409,485	(410,812)	-
Repurchase of common stock	-	-	-	-	-	-	(52,000)	-	-	(52,000)
Net loss	-	-	-	-	-	-	-	-	(2,013,484)	(2,013,484)
Ending balance, December 31, 2009	54,000	728,567	116,625	3,565,813	30,149,567	30,150	(52,000)	7,965,205	(13,537,808)	(1,300,073)

Net proceeds from issuance of common stock for cash	-	-	-	-	2,028,750	2,029	-	738,311	-	740,340
Conversion of Series A Preferred Stock	(1,000)	(15,000)	-	-	100,000	100	-	14,900	-	-
Fair value of shares issued for finder's fee	-	-	-	-	105,125	105	-	(105)	-	-
Fair value of warrants issued for services	-	-	-	-	-	-	-	4,906	-	4,906
Fair value of options granted	-	-	-	-	-	-	-	138,587	-	138,587
Fair value of shares issued for interest payement	-	-	-	-	116,120	116	-	63,019	-	63,135
Exercise of options	-	-	-	-	444,580	444	-	66,243	-	66,687
Exercise of warrants	-	-	-	-	15,000	15	-	2,235	-	2,250
Cashless exercise of options	-	-	-	-	48,936	49	-	(49)	-	-
Preferred stock dividends	-	-	-	-	1,176,854	1,177	-	405,999	(407,176)	-
Retired treasury stock	-	-	-	-	(660,000)	(660)	66,000	(65,340)	-	-
Repurchase of common stock	-	-	-	-	-	-	(14,000)	-	-	(14,000)
Net loss	-	-	-	-	-	-	-	-	(756,891)	(756,891)
Ending balance, December 31, 2010	53,000	$713,567	116,625	$3,565,813	33,524,932	$33,525	$-	$9,333,911	$(14,701,875)	$(1,055,059)

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS
	Year ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(756,891)	$(2,013,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202,582	313,526
Impairment of goodwill	26,000	621,547
Fair value of shares issued for services	-	50,000
Fair value of warrants issued for services	4,906	47,640
Fair value of warrants revaluation	-	-
Fair value of options	138,587	86,643
Fair value of option modifications	-	257,318
Fair value of shares issued for interest payment	63,135	50,070
Changes in operating assets and liabilities:
Accounts receivable	(83,614)	22,824
Prepaid expenses	23,519	2,068
Domain name rights	(25,774)	(25,000)
Deferred tax asset	27,652	39,443
Other assets	(3,900)	(2,500)
Accrued interest	7,450	8,148
Accounts payable and accrued expenses	(49,722)	(46,517)
Deferred tax liability	(27,652)	(39,443)
Deferred revenues	(360,703)	(242,591)

Net cash used in operating activities	(814,425)	(870,308)

Cash flows used in investing activities:
Capital expenditures	(17,416)	(4,151)
Website development costs	-	(365)

Net cash used in investing activities	(17,416)	(4,516)

Cash flows from financing activities:
Proceeds from notes payable	-	637,000
Payment of finders fee for notes payable	-	(63,700)
Net proceeds from issuance of common stock for cash	740,340	204,830
Net proceeds from exercise of warrants	2,250	23,940
Net proceeds from exercise of options	66,687	-
Repurchase of shares of common stock	(14,000)	(52,000)

Net cash provided by financing activities	795,277	750,070

Net decrease in cash	(36,564)	(124,754)

Cash, beginning of year	128,167	252,921

Cash, end of year	$91,603	$128,167

Supplemental disclosures of cash flow information:
Cash paid for interest	$121,990	$109,839

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Beneficial conversion feature associated with convertible notes payable	$-	$194,703
Write-off of fully depreciated fixed assets	$32,069	$-
Revaluation of beneficial conversion feature associated with
convertible notes payable	$-	$11,192
Conversion of preferred stock Series A to common stock	$15,000	$-
Conversion of preferred stock Series B to common stock	$-	$78,750
Cashless exercise of warrants	$-	$314
Cashless exercise of options	$49	$-
Preferred stock dividends	$407,176	$410,812
Retirement of treasury stock	$66,000	$-
Fair value of shares issued as finder's fee	$105	$-
See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN:

Accelerize New Media, Inc., or the Company, a Delaware corporation, incorporated on November 22, 2005, is a software developer and an online marketing services provider.

The Company offers a comprehensive online media solution for clients to reach their target audience on the Internet. The Company provides lead generation and performance based customer acquisition solutions via the Company’s software solutions and online marketing services.  In February 2011, the Company discontinued its lead generation business.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $814,000 during the year ended December 31, 2010. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the year ended December 31, 2010, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. One of the Company’s customer accounted for 12% of its accounts receivables at December 31, 2010.  Two of the customers accounted for 13% and 19% of its accounts receivables at December 31, 2009.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	December 31, 2010	December 31, 2009
Computer equipment and software	$29,370	$15,509
Phone equipment	-	19,155
Office furniture and equipment	2,091	11,450
	31,461	46,114
Accumulated depreciation	(14,027)	(39,224)
	$17,434	$6,890

During the year ended December 31, 2010, the Company wrote off certain assets that had been fully depreciated during the period totaling $32,069.

Depreciation expense amounted to $6,872 and $13,747 during fiscal 2010 and 2009, respectively.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC Topic 605-10-S99-Revenue Recognition-Overall-SEC Materials. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company’s Lead Generation Division generates revenues through the delivery of qualified leads, which are created primarily from affiliate networks and email list management providers. The Company recognizes revenue when persuasive evidence of an arrangement exists; delivery is deemed to have occurred at the time a qualified lead is delivered to the client, provided that no significant obligations remain.

The Company’s online marketing service revenues are generated from banner design and website development, targeted content creation and syndication, contact management solutions and banner ad sales via our portfolio of websites.

The Company’s SaaS revenues are generated from a set-up fee and monthly fee, supplemented by per transaction fees that customers pay for platform usage.

From January 1, 2007 through January 1, 2009, the Company generated a substantial portion of its revenues from fees earned from the sale and marketing of debt reduction solutions offered to consumers by debt settlement agencies. The consumers generally entered into a debt solution program with a debt settlement agency which provided for monthly payments by the consumers over a period of up to 3 years. The commission earned by the Company varied between 7.5% and 8.9% of the total debt of the consumer to be negotiated by the respective debt settlement agency. For consumers enrolled prior to March 1, 2007 the Company received its fees from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 8 months of the debt solution program, assuming that all consumers make all their payments. This payment was subject to a partial refund by the Company to the debt settlement agencies if: 1) the debt settlement agency did not receive all scheduled monthly payments for the duration of the contract during the first 15 months of such contract, or 2) the debt settlement agencies issued a refund to the consumer over the term of the respective contract. For consumers enrolled since March 1, 2007, the Company receives its fee from debt settlement agencies upon payment by consumers to the debt settlement agencies within the first 18 months of the debt solution program, assuming that all consumers make all their payments.  Accordingly, the fee earned by the Company is recognized over the terms of the underlying contract between the debt settlement agencies and the consumer, which is generally 3 years. Consequently, the Company defers the fees received from the debt settlement agency in excess of the revenues recognized over the term of the underlying contract between the debt settlement agencies and the consumer. Such excess amounted to approximately $64,000 and $424,000 at December 31, 2010 and 2009, respectively, and is recorded as deferred revenue on the balance sheet.

Since September 2007, the payment to the Company is subject to a partial refund only if a debt settlement agency issues a refund to the consumer over the term of the respective contract.

The Company no longer qualifies leads related to debt settlement effective January 2009. During 2010 the Company continued to receive commissions for debt settlement solutions provided to past clients.

Effective February 2011, the Company discontinued its lead generation business.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2010 and 2009, management has determined that an allowance of $82,327 and $20,515, respectively, is necessary.

Customer Concentration

None of the Company's customers accounted for a material portion of its revenues during the year ended December 31, 2010. One of the Company’s customers accounted for 14% of the Company’s revenues during the year ended December 31, 2009.

Product Concentration

The Company generates its revenue in the following proportions: lead generations revenues 50%, advertising and other revenues 26%, software licensing revenues 13% and debt solution revenues 10%.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2010 and December 31, 2009, with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes as of December 31, 2010 and 2009, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of December 31, 2010 and 2009, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition, ASC Topic 825-10-25, Fair Value Option, or ASC 825-10-25, was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could require net cash settlement, then the contract shall be classified as an asset or a liability.

Pursuant to 815-40-25-22, if the number of currently authorized but unissued shares, less the maximum number of shares that could be required to be delivered during the contract period under existing commitments, including outstanding convertible debt or instruments, outstanding stock options and warrants, exceeds the maximum number of shares that could be required to be delivered under share settlement of the contract.  The warrants issued pursuant to the Series D transactions, even if not all vested, trigger this excess.  Accordingly, the share settlement of the exercise of such warrants is not within the control of the Company and should be classified as liability.

Additionally, the Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock.  While 10% and 12% Convertible Notes Payable do not provide variability involving sales volume, stock index, commodity price, revenue targets, among other things, they do provide for variability involving future equity offerings and issuance of equity-linked financial instruments.  While the instruments do not contain an exercise contingency, the settlement of the 10% and 12% Convertible Notes Payable would not equal the difference between the fair value of a fixed number of the Company’s common stock and a fixed stock price.  Accordingly, they are not indexed to the Company’s stock price.

However, the Company believes that it has no derivative liabilities associated with such instruments at December 31, 2010 because the holders of the 10% Convertible Notes Payable converted their instruments in January 2011 without additional consideration and the Company believes that it will not issue additional considerations to the holders of the 12% Convertible Promissory Notes which mature in 2012.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $172,291 and $192,325 during the years ended December 31, 2010 and 2009, respectively.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC Topic 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

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

Segment Reporting

The Company generates revenues from the following sources:  lead generation revenues, which was discontinued in January 2011, online marketing services, SaaS revenues and debt solution revenues.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standard Board, or  FASB, amended the Accounting Standards Codification, or ASC, as summarized in Accounting Standards Update, or ASU,  2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended: (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have VSOE or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for the Company’s fiscal year beginning on January 1, 2011. The Company plans to adopt the standards on a prospective basis and anticipates an immaterial impact upon adoption. Other accounting standards that have been issued or proposed by PASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The number of shares underlying outstanding options and warrants was 20,492,505, at December 31, 2010, and has been excluded from the earnings per share computation due to their anti-dilutive effect.

The following sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2010 and 2009:

	For the years ended
	December 31,
	2010	2009
Numerator:
Net loss attributable to Common Stock	$(1,164,067)	$(2,424,296)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	31,502,237	27,712,414
Denominator for diluted earnings per share-
Weighted average shares outstanding	31,502,237	27,712,414

Basic earnings per share	$(0.04)	$(0.09)
Diluted earnings per share	$(0.04)	$(0.09)

NOTE 3: PREPAID EXPENSES

At December 31, 2010, the prepaid expenses consisted primarily of prepaid insurance.

NOTE 4: DOMAIN NAME RIGHTS

During 2010, the Company renewed the domain name rights for $25,744 for an additional year.  The Company recognized amortization expense of $25,208 and $24,863 in connection with the domain name rights during the years ended December 31, 2010 and 2009, respectively.

NOTE 5: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	December 31,	December 31,
	2010	2009
Website development costs	$346,850	$346,850
Less: accumulated amortization	(342,939)	(273,809)
Website development costs, net	$3,911	$73,041

Amortization expense of the website development costs amounted to $69,130 and $67,399 during the years ended December 31, 2010 and 2009, respectively.

The website development costs, net, as of December 31, 2010 will be amortized over the future periods as follows:

2011	$3,895
2012	16
Total	$3,911

NOTE 6: GOODWILL

At December 31, 2010, the Company wrote-down the value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4  “Intangibles-Goodwill and Other” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company wrote-down $26,000 and $621,547 during the years ended December 31, 2010 and 2009, respectively

NOTE 7: CONVERTIBLE NOTES PAYABLE

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

The principal on the convertible notes payable, as of December 31, 2010, will mature over the future periods as follows:

2011	$530,000
2012	637,000
Total	$1,167,000

As a result of the upcoming maturity date, the 10% convertible notes payable have been classified as a current liability, along with the associated interest of $6,917 and unamortized debt discount of $5,250.

In accordance with ASC Topic 470-20, Debt- Debt with Conversion Options, the Company recorded a beneficial conversion feature related to the convertible promissory notes. Under the terms of these notes, the intrinsic value of the beneficial conversion feature was calculated assuming that the conversion date was the same as the issue date. During the years ended December 31, 2010 and 2009, respectively, the beneficial conversion feature amounted to $0 and $194,703. This beneficial conversion feature is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the notes payable amounted to $206,357 and $306,580 during the years ended December 31, 2010 and 2009, respectively. The unamortized debt discount amounted to $94,015 at December 31, 2010.

During February 2009, the Company reduced the exercise price of the 10% convertible promissory notes from $0.75 to $0.55. As a result, the Company recognized a beneficial conversion feature in excess of that previously recognized, which amounted to $11,192.  The revised beneficial conversion feature is partly based on the following assumptions for the valuation of warrants associated with the convertible promissory notes, using BSM Model: term: 4.1 to 4.3 years; exercise price: $0.55 to $0.75; risk-free interest rate: 1.99%; expected volatility: 62.10%; market value: $0.31. The expected volatility of the beneficial conversion features was based on the average historical volatility of comparable publicly-traded companies.

Associated with the convertible notes payable issued during the year ended December 31, 2009, the Company paid finder’s fees of $63,700 that were deferred and amortized over the period of the loans.  The Company recognized amortization of $21,233 and $17,883 for the years ended December 31, 2010 and 2009, respectively, for the fees.

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

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

During the year ended December 31, 2010, the Company repurchased 140,000 shares of its Common Stock from a stockholder for an aggregate of $14,000.

During the year ended December 31, 2010, the Company retired 660,000 shares of Common Stock that had been repurchased from a stockholder during fiscal 2009 and the year ended December 31, 2010.

During the year ended December 31, 2010, the Company paid dividends on its preferred stock amounting to 1,176,854 shares of Common Stock, which were valued at $407,176.

During the year ended December 31, 2010, the Company issued 116,120 shares of Common Stock to note holders for interest pursuant to the 10% and 12% convertible notes payable, which were valued at $63,135.

During the year ended December 31, 2010, the Company issued 100,000 shares of Common Stock to a holder of Preferred Stock Series A, pursuant to a conversion of 1,000 shares of Preferred Stock Series A stock.

During the year ended December 31, 2010, a certain stockholder exercised his warrants associated with Series A Preferred Stock at an exercise price per share of $0.15.  As a result, the Company issued 15,000 shares of Common Stock, aggregating $2,250.

During the year ended December 31, 2010, the Company issued 48,936 shares of Common Stock to option holders pursuant to cashless exercises of options issued to them.

During the year ended December 31, 2010, certain option holders exercised their options at an exercise price per share of $0.15.  As a result, the Company issued 444,580 shares of Common Stock, aggregating $66,687.

During the year ended December 31, 2010, the Company issued 2,028,750 shares of Common Stock pursuant to a private placement which generated gross proceeds of $811,500. In connection with this private placement, the Company issued warrants to purchase an additional 2,028,750 shares of Common Stock. The warrants are exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant. In connection with these private placements, the Company paid commissions to placement agents of $71,160 in cash, issued 105,125 shares of Common Stock at a fair value of $66,844 and issued warrants to purchase an additional 58,125 shares of Common Stock, exercisable at a price of $0.65 per share. The warrants expire three years from the date of grant.

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

The shares of Series A Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the holder, and converted at $0.15 per share. The shares of Series A Preferred Stock are convertible into shares of Common Stock, at any time, at the option of the holder and a conversion price of $0.15 per share, at an initial rate of conversion of 100 shares of Common Stock for each one share of Series A Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of Common Stock or other securities convertible into shares of Common Stock at an effective price less than $0.15 per share. In the event a public market is established for the Company’s Common Stock, the 10% Series A Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its Common Stock is $0.40 or more per share for 10 consecutive trading days and the average daily volume is at least 100,000 shares. This has not occurred as of December 31, 2010.

The Company granted the Series A Preferred Stockholders piggyback registration rights covering the common shares underlying the Series A Preferred Stock and Common Stock underlying warrants. Resale of such underlying shares were registered on a registration statement on Form SB-2 declared effective by the SEC on May 9, 2007. During the year ended December 31, 2010, the Company abandoned the registration statement and will no longer continue to update it. Accordingly, shareholders will need to sell such shares under available exemptions.

During the year ended December 31, 2010, the Company issued 100,000 shares of Common Stock to a holder of Preferred Stock Series A, pursuant to a conversion of 1,000 shares of Series A Preferred Stock.

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

The shares of Series B Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the Holder, and converted at $0.35 per share. The shares of Series B Preferred Stock are convertible into shares of Common Stock, at any time, at the option of the holder and a conversion price of $0.35 per share, at an initial rate of conversion of 100 shares of Common Stock for each one share of Series B Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of Common Stock or other securities convertible into shares of Common Stock at an effective price less than $0.35 per share.  In the event a public market is established for the Company’s Common Stock, the Series B Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its Common Stock is $1.00 or more per share for 10 consecutive trading days. This has not occurred as of December 31, 2010.

The rights of the holders of the Series B Preferred Stock are subordinate to the rights of the holders of Series A Preferred Stock.

During the year ended December 31, 2009, the Company issued 225,000 shares of Common Stock to a holder of Preferred Stock Series B, pursuant to a conversion of 2,250 shares of Series B Preferred Stock.

Warrants

On February 27, 2009 the board approved the reduction of the exercise price of the warrants issued in connection with the notes payable with a 10% per annum interest rate from $0.75 to $0.55.  The fair value of these warrants amounted to $97,414, and was recorded as a selling, general, and administrative expense and as an increase to additional paid-in capital.

In connection with the issuance of notes payable with a 12% per annum interest rate, the Company issued warrants to purchase 318,500 shares of Common Stock exercisable at a price of $0.55 per share at December 31, 2009. The warrants expire in March and April 2014.

The fair value of the warrants issued in connection with the issuance of the notes payable amounted to $194,703.  The fair value is based on the following assumptions, using BSM Model: term: 5 years; exercise price: $0.55; risk-free interest rate: 1.67% to 1.83%; expected volatility: 61.33% to 62.10%; market value: $0.32.

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

The fair value of the warrants issued in consideration for services amounted to $47,640.  The fair value is based on the following assumptions, using BSM Model: term: 5 years; exercise price: $0.35; risk-free interest rate: 1.69%; expected volatility: 62.10%; market value: $0.20.

The expected volatility of the warrants issued in consideration for services was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants issued was recorded as an expense and as an increase to additional paid-in capital.

During the year ended December 31, 2010, in consideration for services, the Company issued to a service provider warrants to purchase 30,000 shares of Common Stock exercisable at a price of $0.65 per shares. The warrants expire in October 2013.

The fair value of the warrants issued in consideration for services amounted to $4,906.  The fair value is based on the following assumptions, using BSM Model: term: 3 years; exercise price: $0.65; risk-free interest rate: 0.54%; expected volatility: 56.10%; market value: $0.65.

The expected volatility of the warrants issued in consideration for services was based on the average historical volatility of comparable publicly-traded companies.

The fair value of the warrants issued was recorded as an expense and as an increase to additional paid-in capital.

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Accelerize New Media, Inc. Stock Option Plan, (or "the Plan"). The total number of shares of capital stock of the Company that may be subject to options under the Plan was initially 4,300,000 shares of Common Stock, and on May 16, 2007 was increased to 10,000,000 shares of Common Stock, from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of Common Stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve.

During the year ended December 31, 2010, the Company granted 325,000 options to certain of its employees.

At December 31, 2010, options to purchase 7,095,000 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price of $0.20 per share. The options outstanding vest over periods ranging from two to three years. At December 31, 2010, options to purchase 6,541,242 shares of Common Stock were vested. The exercisable options are exercisable at a weighted average price per share of $0.17 per share.

During February and December 2009, the Company extended the exercise period for certain option holders. At December 31, 2009, the 582,500 options expire on December 31, 2010.

During the year ended December 31, 2010 and 2009, the Company recorded a share-based payment expense amounting to approximately $139,000 and $334,000, respectively, in connection with all options granted at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the year ended December 31, 2010 is based on the BSM Model using the following assumptions:

	2010	2009
Exercise price:	$0.52 - $0.55	$0.35 - $ 0.55
Market price at date of grant:	$0.52 - $0.55	$0.35 - $ 0.65
Expected volatility:	56.54 - 62.03%	68 - 75%
Expected dividend rate:	0%	0%
Risk-free interest rate:	1.33 - 2.64%	1.67 - 2.61%

The expected volatility is based on the historical volatility of publicly-traded companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2010 amounted to $0.29.

	Options	Weighted Average Exercise Price	Weighted Average Contractual Terms	Aggregate Intrinsic Value
Outstanding at January 1, 2009	7,151,000	$0.16	4.40	$1,397,500

Granted	495,000	0.54		47,500
Exercised	-	-
Expired	43,500	0.44
Outstanding at December 31, 2009	7,602,500	$0.18	3.98	$3,554,055

Granted	325,000	0.55
Exercised	511,666	0.13
Expired	330,834	0.44
Outstanding at December 31, 2010	7,085,000	$0.20	3.39	$2,848,900

Exercisable and vested at December 31, 2010	6,541,242	$.17	8.38	$2,819,332

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $152,000 and $194,000 at December 31, 2010 and 2009, respectively, and the Company expects that it will be recognized over the following weighted-average period of 30 months.

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

NOTE 9: INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	December 31,
	2010	2009
Tax at US statutory rate	35.0%	35.0%
State tax rate, net of federal benefits	5.0	5.0
Permanent differences – principally beneficial conversion feature	(5.80)	(54.0)
Change in valuation allowance	(34.2)	(14.0)
Effective tax rate	0.0%	0.0%

Management believes it is more likely than not that it will be able to offset its deferred tax liability against its net operating losses.

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating losses	$3,075,000	$2,806,000
Depreciation	235,000	177,000
Options issued for services	649,000	547,000
Other	43,000	99,000
	4,002,000	3,629,000
Less: valuation allowance	(4,001,000)	(3,600,000)
Net deferred tax assets	$1,000	$29,000
Deferred tax liability:
Software development costs	$1,000	$29,000

At December 31, 2010 the Company had estimated tax net operating loss carryforwards of approximately $7,687,000, which expire through its tax year ending in 2030.

NOTE 10: COMMITMENTS AND CONTINGENCIES

During January 2009, the Company entered into a lease for certain office space in Newport Beach, California, effective on February 1, 2009.  Under the terms of the lease, the Company pays monthly base rent of $4,100.  The lease is renewable every month.

During June 2010, the Company entered into a 1-year lease for certain office space in Whitefish, Montana, which commences on January 1, 2011. Under the terms of the lease, the Company is required to pay monthly base rent of $1,400.

During December 2010, the Company entered into a 1-year lease for certain office space in Santa Monica, California, which commences on January 1, 2011. Under the terms of the lease, the Company is required to pay monthly base rent of $1,800.

Future annual minimum payments, net of sublease income, required under operating lease obligations at December 31, 2010 are as follows:

	Future Minimum Lease Payments	Sublease Income	Net Minimum Lease Payment
2011	$38,400	16,200	22,200

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

The commitments under such agreements over the next two years are as follows:

Year	Commitments
2011	$400,000
2012	400,000

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s financial statements or results of operations.

NOTE 11: SUBSEQUENT EVENTS

During January 2011, the Company entered into a loan agreement for a $500,000 convertible note. The convertible note accrues interest at 12% per annum, payable monthly and maturing in March 2012 with monthly principal payments of $20,000 beginning on April 1, 2011. In connection with the convertible note, the Company issued warrants to purchase 283,019 shares of the Company's Common Stock, subject to certain anti-dilution adjustments.   The warrants expire in January 2016.  Upon a default under the Loan Agreement, the number of shares the Lender may purchase under the warrants will increase, up to a maximum of 350,000 additional shares. The warrants were issued under the exemption provided by Section 4(2) of the Securities Act of 1933.

During January 2011, the 10% Convertible Promissory Note holders converted their principal of $530,000 into 1,325,000 shares of Common Stock. In connection with this conversion, the Company agreed to change the exercise price of warrants issued in connection with such notes from $0.55 per share to $0.40 per share.

During February 2011, the Company decided to discontinue its Lead Generation Division.