Form 10-Q
period 2011-03-31
ACCELERIZE NEW MEDIA INC
filed 2011-05-10
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(949) 515 2141
 (Issuer's telephone number)

12121 WILSHIRE BLVD., SUITE 322
LOS ANGELES, CALIFORNIA 90025
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 10, 2011, was 36,023,593.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “ we,” “our,” and “us” refer to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2011. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE NEW MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2011	2010
	(Unaudited)	(1)
Current Assets:
Cash	$292,749	$91,603
Accounts receivable, net of allowance for bad debt of $73,712 and $70,813	326,113	182,296
Prepaid expenses and other assets	9,691	11,037
Domain name rights	14,758	21,114
Total current assets	643,311	306,050

Website development costs, net of accumulated amortization of $345,524 and $342,939	1,326	3,911

Property and equipment, net of accumulated depreciation of $15,184 and $13,701	22,441	15,067

Deferred financing fees	19,348	24,584
Total assets	$686,426	$349,612

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$247,501	$306,416
Net assets and liabilities of discontinued operations	6,639	7,033
Convertible notes payable and accrued interest, net of debt discount of $72,079 and $5,250	583,066	531,667
Notes payable and accrued interest, net of debt discount of $65,936 and $0	439,264	-
Total current liabilities	1,276,470	845,116

Convertible notes payable and accrued interest, net of debt discount of $0 and $88,765	-	559,555
Total liabilities	1,276,470	1,404,671

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 47,000,000 and 53,000 issued and outstanding	623,567	713,567
Series B, 116,625 issued and outstanding	3,565,813	3,565,813
Common stock; $.001 par value; 100,000,000 shares authorized; 36,023,593 and 33,524,932 issued and outstanding	36,024	33,525
Additional paid-in capital	10,384,819	9,333,911
Accumulated deficit	(15,200,267)	(14,701,875)

Total stockholders’ deficit	(590,044)	(1,055,059)

Total liabilities and stockholders’ deficit	$686,426	$349,612

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month periods ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues:
Online marketing services	$368,251	$215,578
Software-as-a-Service	334,062	27,134
Total revenues	702,313	242,712

Operating expenses:
Cost of revenue	110,427	73,268
Research and development	118,721	77,049
Selling, general and administrative	691,502	466,405
Total operating expenses	920,650	616,722

Operating loss	(218,337)	(374,010)

Other expense:
Interest expense	(197,138)	(32,344)
	(197,138)	(32,344)

Net loss from continuing operations	(415,475)	(406,354)

Discontinued operations
Income (loss) from discontinued operations	(2,795)	191,062
Gain from the disposal of discontinued operations	20,000	-
Net income from discontinued operations	17,205	191,062

Less dividends series A and B preferred stock	100,122	100,492

Net loss attributable to common stock	$(498,392)	$(315,784)

Net loss per share:
Basic
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	0.00	0.01
Net loss per share	$(0.01)	$(0.01)

Diluted
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	0.00	0.01
Net loss per share	$(0.02)	$(0.01)

Basic weighted average common shares outstanding	33,940,507	30,266,024
Diluted weighted average common shares outstanding	33,940,507	30,266,024

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Three-month periods ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(415,475)	$(406,354)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	48,347	55,216
Fair value of options	80,593	29,058
Fair value of warrant modifications	17,645	-
Fair value of inducement to convertible note holders	159,000	-
Fair value of shares issued for interest payment	-	19,035
Changes in operating assets and liabilities:
Accounts receivable	(143,817)	18,047
Prepaid expenses	1,123	2,041
Accrued interest	5,108	-
Accounts payable and accrued expenses	(64,098)	(66,298)
Net cash used in continuing operations	(311,574)	(349,255)
Net cash provided by discontinued operations	2,217	43,269
Net cash used in operating activities	(309,357)	(305,986)

Cash flows used in investing activities:
Proceeds from sale of lead generation business	20,000	-
Capital expenditures	(9,497)	(1,000)

Net cash provided by (used in) investing activities	10,503	(1,000)

Cash flows from financing activities:
Proceeds from notes payable	500,000	-
Net proceeds from issuance of common stock	-	302,004
Repurchase of shares of common stock	-	(6,000)

Net cash provided by financing activities	500,000	296,004

Net increase (decrease) in cash	201,146	(10,982)

Cash, beginning of period	91,603	128,167

Cash, end of period	$292,749	$117,185

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,093	$32,360

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Write-off of fully depreciated fixed assets	$640	$32,069
Retirement of treasury stock	$-	$50,000
Preferred stock dividends	$100,122	$100,492
Fair value of warrants issued in connection with notes payable	$76,047	$-
Conversion of Series A Preferred Stock	$90,000	$-
Conversion of notes payable to common stock	$530,000	$-

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN:

Accelerize New Media, Inc., or the Company, a Delaware corporation, incorporated on November 22, 2005, is a software as a service provider developer and an online marketing services provider.

The Company offers a comprehensive online media solution for clients to reach their target audience on the Internet. The Company provides performance based customer acquisition solutions via the Company’s software solutions and online marketing services.  In February 2011, the Company decided to allocate more resources to its software solutions, discontinued its lead generation business and disposed of this segment to a third-party for an up-front consideration of $20,000 and a percentage of future revenues that might be generated by the third-party over a period of 12 months to a third-party.

The balance sheet presented as of December 31, 2010 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2011.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month period ended March 31, 2011 are not indicative of the results for the year ending December 31, 2011.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $309,000 during the three-month period ended March 31, 2011. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about recovery of assets from discontinued operations and assumptions used in Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Reclassification

The financial statements for the three-month period ended March 31, 2010 have been reclassified to reflect the Company’s discontinued operations and the Company’s research and development expenses, which were previously included in selling, general, and administrative expenses.

Loss from Continuing Operations

The loss from continuing operations was $415,475 and $406,354 during the three-month periods ended March 31, 2011 and 2010, respectively. Revenues were $702,313 and $242,712 for the three-month periods ended March 31, 2011 and 2010, respectively.  Operating expenses were $920,650 and $616,722 for the three-month periods ended March 31, 2011 and 2010, respectively.  Interest expense was $197,138 and $32,344 during the three-month periods ended March 31, 2011 and 2010, respectively.

Net Income from Discontinued Operations

The net income from discontinued operations amounted to $17,205 and $191,062 during the three-month periods ended March 31, 2011 and 2010, respectively. The net income from discontinued operations during the three-month periods ended March 31, 2011 and 2010,  consists of revenue from discontinued operations of $139,668 and $900,128, respectively, operating expenses of $142,463 and $709,066, respectively, and  gain from the disposal of discontinued operations of $20,000 and $0, respectively. During the three-month period ended March 31, 2011 and 2010,  the Company wrote down its goodwill by $38,000 and $12,000, respectively, which is included in the net income from discontinued operations.

Assets and Liabilities from Discontinued Operations

Comparative balance sheets of the discontinued operations are as follows:

	March 31, 2011	December 31, 2010
Accounts receivable, net	$(830)	$56,246
Property and equipment, net	2,159	2,367
Goodwill	-	38,000
Total assets	$1,329	$96,613

Accounts payable	$7,968	$39,910
Deferred revenue	-	63,736
Total liabilities	$7,968	$103,646

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2011, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, with a majority of them located in the United States. None of the Company’s customers accounted for more than 10% of its accounts receivables at March 31, 2011.  One of the Company’s customers accounted for 12% of its accounts receivable at December 31, 2010.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	March 31, 2011	December 31, 2010
Computer equipment and software	$35,534	$26,677

Office furniture and equipment	2,091	2,091
	37,625	28,768
Accumulated depreciation	(15,184)	(13,701)
	$22,441	$15,067

Depreciation expense amounted to $2,331 and $1,198 during three-month periods ended March 31, 2011 and 2010, respectively.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC Topic 605-10-S99, Revenue Recognition-Overall-SEC Materials. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company’s online marketing service revenues are generated from banner design and website development, targeted content creation and syndication, contact management solutions and banner ad sales via our portfolio of websites.

The Company’s Software-as-a-Service, or SaaS, revenues are generated from a set-up fee and monthly license fee, supplemented by per transaction fees that customers pay for platform usage.

Effective February 2011, the Company discontinued its lead generation business.

Product Concentration

The Company generates its revenue in the following proportions: online marketing services 52% and 89% and software licensing  48% and 11%, during the three-month period ended March 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The Company accounts, for assets and liabilities measured at fair value on a recurring basis In accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2011 and December 31, 2010, with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes at March 31, 2011 and December 31, 2010, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of March 31, 2011 and December 31, 2010, respectively. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815,“Accounting for Derivative Instruments and Hedging Activities”, or ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20, “Debt with Conversion and Other Options”. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40, “Contracts in Entity’s own Equity”,  provides that, among other things, generally, if an event is not within the entity’s control could require net cash settlement, then the contract shall be classified as an asset or a liability.

The Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock.  While the 12% Convertible Notes Payable did not provide variability involving sales volume, stock index, commodity price, revenue targets, among other things, they do provide for variability involving future equity offerings and issuance of equity-linked financial instruments.  While the instruments did not contain an exercise contingency, the settlement of the 12% Convertible Notes Payable would not equal the difference between the fair value of a fixed number of the Company’s Common Stock and a fixed stock price.  Accordingly, they are not indexed to the Company’s stock price.

However, the Company believes that it has no derivative liabilities associated with such instruments at March 31, 2011 because the holders of the 10% Convertible Notes Payable converted their instruments in January 2011 and the Company believes that it will not issue additional consideration to the holders of the 12% Convertible Promissory Notes which mature in 2012.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $42,203 and $60,868 during the three-month periods ended March 31, 2011 and 2010, respectively.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC Topic 740, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized, but no less than quarterly.

Share-Based Payment

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation-Stock Compensation”, or ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company has elected to use the Black-Scholes-Merton, or BSM, option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Segment Reporting

The Company generates revenues from the following sources:  online marketing services and SaaS revenues.

Recent Accounting Pronouncements

Recent accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of  shares of Common Stock outstanding during each period. Diluted earnings per share are computed using the weighted average number of shares of Common Stock and dilutive Common Stock share equivalents outstanding during the period. Dilutive Common Stock share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). The number of shares underlying outstanding options and warrants was 20,398,333, at March 31, 2011, and has been excluded from the earnings per share computation due to their anti-dilutive effect.

The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2011 and 2010:

	For the three-month periods ended March 31,
	2011	2010
Numerator:
Net loss from continuing operations attributable to Common Stock	$(415,475)	$(406,354)
Less dividends series A and B Preferred Stock	(100,122)	(100,492)
Adjusted net loss from continuing operations attributable to Common Stock	$(515,597)	$(506,846)

Net income from discontinued operations attributable to Common Stock	$17,205	$191,062
Adjusted net loss attributable to Common Stock	$(498,392)	$(315,784)

Denominator:
Denominator for basic earnings per share-
Weighted average shares outstanding	33,940,507	27,712,414
Denominator for diluted earnings per share-
Weighted average shares outstanding	33,940,507	27,712,414

Earnings (loss) per Share:
Basic
Continuing operations, adjusted	$(0.02)	$(0.02)
Discontinued operations	0.00	0.01
Net earnings (loss) per share- basic	$(0.01)	$(0.01)

Diluted
Continuing operations, adjusted	$(0.02)	$(0.2)
Discontinued operations	0.00	0.01
Net earnings (loss) per shares-diluted	$(0.01)	$(0.01)

NOTE 3: CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2008, the Company issued convertible promissory notes aggregating $530,000 to certain stockholders.  The notes bear interest at 10% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the Over-the-Counter Bulletin Board, or OTCBB, of the trading day immediately prior to the interest payment date.  The interest is payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the convertible promissory notes are satisfied.  The convertible promissory notes were due ranging from March 15, 2011 to March 31, 2011.  Effective May 29, 2009, on the maturity date, the lender had the option of having the note paid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, 2) if the average closing price of the Common Stock on the last five trading days prior to maturity date is less than $0.50, then the principal may only be paid in cash. The Company may prepay the convertible promissory notes without premium.  Each noteholder may convert, at his option, the outstanding principal of the convertible promissory note, after July 30, 2008 and prior to maturity at the lesser of: 1) $0.75 or 2) the average closing price of the Company’s Common Stock, but in no event less than $0.50, or 3) the effective price per share of a subsequent financing of the Company occurring prior to March 2011.

On January 3, 2011, the Company converted the above mentioned convertible promissory notes with principal aggregating $530,000 into 1,325,000 shares of its Common Stock, at $0.40 per share.  The fair value of the inducement to the holders of the convertible promissory notes amounted to $159,000 and is included in interest expense in the accompanying statement of operations for the period ended March 31, 2011.

During the year ended December 31, 2009, the Company issued convertible promissory notes aggregating $637,000 to certain stockholders.  The notes bear interest at 12% per annum.  Accrued interest may be payable, at the noteholder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest is payable commencing June 1, 2009 and every quarter thereafter, until the obligations under the convertible promissory notes are satisfied.  The maturity dates of the convertible promissory notes range from February to April 2012.  Effective May 29, 2009, on the maturity date, the lender had the option of having the note prepaid in cash or share of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the lender may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the lender shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, 2) if the average closing price of the Common Stock on the last five trading days prior to maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the convertible promissory notes without premium.  Each noteholder may convert, at his option, the outstanding principal of the convertible promissory note, after July 1, 2009 and prior to maturity at the lesser of: 1)  $0.50 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

The interest and amortization expense associated with the notes payable amounted to $45,904 and $55,645 during the three-month periods ended March 31, 2011 and 2010, respectively. The unamortized debt discount amounted to $72,079 at March 31, 2011.

Associated with the convertible notes payable issued during the year ended December 31, 2009, the Company paid finder’s fees of $63,700 that were deferred and amortized over the period of the loans.  The Company recognized amortization of $5,236 and $5,235 for the three-month periods ended March 31, 2011 and 2010, respectively, for the fees.

NOTE 4: NOTE PAYABLE

During the three-month period ended March 31, 2011, the Company issued a note payable aggregating $500,000. The note bears interest at a rate of 12% per annum and matures on March 31, 2012. Interest is payable monthly and starting April 1, 2011 the Company makes monthly principal payments of $20,000. In connection with issuance of the note payable, the Company granted warrants to the lender to purchase up to 283,019 shares of the Company’s Common Stock. The exercise price for the warrants is equal to the lower of (i) $0.53 per share, or (ii) the price per share at which the Company sells or issues its Common Stock after the issue date of the note in a transaction or series of transactions in which the Company receives at least $500,000, provided that such price per share shall in no case be less than $0.35.

As a result of the grant of warrants, the Company recognized a debt discount of $76,047, which is reflected in the accompanying unaudited financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the note payable amounted to $15,311 and $0 during the three-month periods ended March 31, 2011 and 2010, respectively. The unamortized debt discount amounted to $65,936 at March 31, 2011.

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

A summary of the issuance of shares of Common stock, related consideration and fair value of transaction, for the period ended March 31, 2010 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	282,291	$100,492	$0.15 - $0.45
Payment of interest on 10% and 12% convertible promissory notes payable	34,619	19,035	$0.55
Private placement, net of finder’s fee of $34,495	841,250	302,004	$0.40
Finder’s fee	105,125	66,844	$0.55 - $0.73

During the three-month period ended March 31, 2010, the Company repurchased 60,000 shares of its Common Stock from a stockholder for an aggregate of $6,000.

During the three-month period ended March 31, 2010, the Company retired 500,000 shares of Common Stock from its treasury which shares have been previously repurchased from a stockholder during  2009 and during the three-month period ended March 31, 2010.

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the period ended March 31, 2011 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	309,661	$100,122	$0.15 - $0.54
Conversion of 10% convertible promissory note payable into shares of Common Stock	1,325,000	689,000	$0.60
Cashless exercise of warrants	264,000	264	$0.001
Conversion of Series A Preferred Stock into shares of Common Stock	600,000	90,000	$0.15

Preferred Stock- Series A

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

The shares of Series A Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the holder at $0.15 per share. The shares of Series A Preferred Stock are convertible into shares of Common Stock, at any time, at the option of the holder and a conversion price of $0.15 per share, at an initial rate of conversion of 100 shares of Common Stock for each one share of Series A Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of Common Stock or other securities convertible into shares of Common Stock at an effective price of less than $0.15 per share. In the event a public market is established for the Company’s Common Stock, the 10% Series A Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its Common Stock is $0.40 or more per share for 10 consecutive trading days and the average daily volume is at least 100,000 shares. This has not occurred as of March 31, 2011.

During the three-month period ended March 31, 2011, the Company issued 600,000 shares of Common Stock to two holders of Preferred Stock Series A, pursuant to a conversion of 6,000 shares of Series A Preferred Stock.

Preferred Stock- Series B

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

The shares of Series B Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the Holder, and converted at $0.35 per share. The shares of Series B Preferred Stock are convertible into shares of Common Stock, at any time, at the option of the holder and a conversion price of $0.35 per share, at an initial rate of conversion of 100 shares of Common Stock for each one share of Series B Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of Common Stock or other securities convertible into shares of Common Stock at an effective price less than $0.35 per share.  In the event a public market is established for the Company’s Common Stock, the Series B Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its Common Stock is $1.00 or more per share for 10 consecutive trading days. This has not occurred as of March 31, 2011.

The rights of the holders of the Series B Preferred Stock are subordinate to the rights of the holders of Series A Preferred Stock.

Warrants

During the three-month period ended March 31, 2011, in connection with the issuance of the 12% note payable the Company issued warrants to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants is equal to the lower of (i) $0.53 or (ii) the price per share at which the Company sells or issues its capital stock after the issue date of the convertible note in a transaction or series of transactions in which the Company receives at least $500,000, provided that such price per share shall in no case be less than $0.35.

On January 3, 2011 the board approved the reduction of the exercise price of the warrants issued in connection with both the 10% and 12% notes payable from $0.55 to $0.40. The fair value of these warrant modifications amounted to $17,645, and was recorded as a selling, general and administrative expense and as an increase to additional paid-in capital.

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

During the three-month period ended March 31, 2011, the Company granted to certain of its employees options to purchase up to 2,040,000 shares of its Common Stock.

At March 31, 2011, options to purchase 9,135,000 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price of $0.29 per share. The outstanding options vest over periods ranging from two to three years. At March 31, 2011, options to purchase 6,625,828 shares of Common Stock were vested. The exercisable options are exercisable at a weighted average price per share of $0.29 per share.

During the three-month period ended March 31, 2011 and 2010, the Company recorded a share-based payment expense amounting to approximately $81,000 and $29,000, respectively, in connection with all options granted at the respective measurement dates.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the three-month period ended March 31, 2011 is based on the BSM model using the following assumptions:

Exercise price:	$0.58 - $0.60
Market price at date of grant:	$0.58 - $0.60
Expected volatility:	55.99%
Expected dividend rate:	0%
Risk-free interest rate:	1.49 - 1.60%

The expected volatility is based on the historical volatility of publicly-traded companies comparable to the Company.

The weighted-average grant-date fair value of options granted during the three-month period ended March 31, 2011 amounted to $0.27.

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $612,000 and $165,000 at March 31, 2011 and 2010, respectively, and the Company expects that it will be recognized over the following weighted-average period of 33 months.

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

NOTE 6: SUBSEQUENT EVENTS

During May 2011, the Company increased the number of authorized shares issuable pursuant to the Plan from 10,000,000 to 15,000,000 shares.

On April 8, 2011, one of the Company’s competitors, WebApps, L.L.C., filed a complaint against the Company, three of its clients and three of their respective officers, in the United States District Court for the Eastern District of Louisiana.  The Company was served with the complaint on May 9, 2011. The complaint, among other things, claims that the Company, with the aid of the other defendants, engaged in computer fraud and abuse, unlawful access to electronic communications, misappropriation of trade secrets, unfair trade practices, tortious conduct and intentional interference.  The plaintiff alleges among other things that the Company misappropriated trade secrets by accessing, copying and downloading proprietary information from secure websites operated by the plaintiff without its authorization.  The plaintiff seeks injunctive relief and damages in excess of $1 million, plus attorneys’ fees and costs.

While the Company intends to vigorously defend this matter, there exists the possibility of adverse outcomes that the Company cannot determine. These matters are subject to inherent uncertainties and management's view of these matters may change in the future.

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

In February 2011 we decided to discontinue our Lead Generation Division, in order to focus our efforts and resources on our SaaS products and services, and avoid potential conflict of interest with our SaaS customers, who are providing similar lead generation services. Subsequently, we sold certain assets related to our Lead Generation Division. Commencing March 1, 2011, we no longer offer lead generation services.

As of the end of 2008 we closed our Debt Settlement Referrals Division, however in 2009 and 2010 we still received fees for sales and marketing support we provided in connection with debt settlement solutions prior to closing this unit. These payments gradually decreased in 2009 and 2010, and we expect that they will be eliminated by the end of 2011.

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2011	2010	in $ 2011	in % 2011
	(Unaudited)	(Unaudited)	vs 2010	vs 2010
Revenues:
Online marketing services	368,251	215,578	$152,673	70.8%
Software-as-a-Service	334,062	27,134	306,928	NM
Total revenues:	702,313	242,712	459,601	189.4%

Operating expenses:
Cost of revenues	110,427	73,268	37,159	50.7%
Research and development	118,721	93,966	24,755	26.3%
Selling, general and administrative	691,502	449,488	242,014	53.8%
Total operating expenses	920,650	616,722	303,928	49.3%

Operating loss	(218,337)	(374,010)	(155,673)	-41.6%

Other income (expense):
Interest expense	(197,138)	(32,344)	164,794	NM
	(197,138)	(32,344)	164,794	NM

Net loss from continuing operations	(415,475)	(406,354)	9,121	2.2%

Discontinued operations
Income (loss) from discontinued operations	(2,795)	191,062	(193,857)	NM
Proceeds from the sale of discontinued operations	20,000	-	20,000	NM
Net income from discontinued operations	17,205	191,062	(173,857)	-91.0%

Less dividends series A and B preferred stock	100,122	100,492	(370)	-0.4%

Net loss attributable to common stock	$(498,392)	$(315,784)	$182,608	57.8%
NM: Not Meaningful

Revenues

The Company generates revenues from the following sources: online marketing services, licensing of our software , and to a lesser extent, sales and marketing of debt settlement referrals and lead generation.

The increase in our software licensing revenues during the three-month period ended March 31, 2011, when compared to the prior year period, is due to the increased number of customers using our SaaS products and services.

The increase in our online marketing services during the three-month period ended March 31, 2011, when compared to the prior year period, is due to the increased number of customers using our online marketing services.

Cost of Revenues

Cost of revenues primarily consists of web-based customer acquisition costs, such as search management, domain registration, list management and web hosting.

The increase in cost of revenues during the three-month period ended March 31, 2011, when compared to the prior year period, is primarily attributable to a commensurate increase in our online marketing services revenues.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of consultant fees related to marketing programs, which consists mostly of business development and advertising expenses, as well as other general and administrative expenses, including payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal expenses and professional fees.

The increase in selling, general and administrative expenses during the three-month period ended March 31, 2011, when compared with the prior year period is primarily due to the increased number of employees assigned to market our software services, which resulted in increased payroll costs and related benefits as well as increased fair value of options recognized in the first quarter of 2011, resulting from option grants made during such period.

Research and Development Expenses

Research and development expenses primarily consist of payroll expenses and related benefits and facility costs associated with enhancement of our software services.

The increase in research and development expenses during the three-month period ended March 31, 2011, when compared with the prior year period is primarily due to increased staff assigned to the enhancement of our software services, which translated in increased payroll costs and related benefits.

Interest

Interest expenses consist of interest charges associated with notes payable issued in 2008, 2009 and 2011 as well as fair value of inducement to holders of certain convertible promissory notes.  The  increase in interest expenses during the three-month period ended March 31, 2011, when compared to the prior year period, is primarily due to inducement to holders of certain convertible promissory notes which amounted to $159,000 during the first quarter of 2011.  No such inducement were granted during the three-month period ended March 31, 2010.

Net income from discontinued operations

The net income from discontinued operations consists of revenues and operating expenses from our lead generation division which was sold in February 2011.  The decrease in net income from discontinued operations during the three-month period ended March 31, 2011, when compared to the comparable prior year period is primarily due to lower lead generation revenues during the three-month period ended March 31, 2011 attributable to our decision in February 2011 to stop marketing our lead generation services while we had three full months of operations during 2010.

Liquidity and Capital Resources

At March 31, 2011, our cash amounted to approximately $293,000 and our working capital deficit amounted to approximately $633,000. During the three-month period ended March 31, 2011, cash increased due to cash provided by financing activities, offset by cash used in operating and investing activities.

During the three-month period ended March 31, 2011, we used cash in our operating activities amounting to approximately $309,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $415,000 adjusted for the following:

•	Depreciation and amortization of approximately $48,000;
•	Fair value of options of approximately $81,000;
•	Fair value of inducement to holders of convertible promissory notes of $159,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•
A decrease in our accounts receivable, resulting from an increase in the mix of our revenues from SaaS product and services during the three-month period ended March 31, 2011, which is usually collected in the month the services are provided, and better collection practices from clients using our online marketing services;

•	A decrease in our accounts payable and accrued expenses, resulting from quicker payment timelines allowed by our cash flows from financing activities in January 2011.

During the three-month period ended March 31, 2011, we generated proceeds from investing activities of approximately $11,000, which consist of proceeds from the sale of discontinued operations of $20,000 offset by recurring purchase of equipment of approximately $9,000.

During the three-month period ended March 31, 2011, we generated cash from financing activities of approximately $500,000, which consist of the proceeds from the issuance of a note payable.

During the three-month period ended March 31, 2010, we used cash in our operating activities amounting to approximately $306,000. Our cash used in operating activities was comprised of our net loss of approximately $215,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $29,000;
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $55,000;
•	Fair value of shares issued for interest payment of approximately $19,000; and
•	Impairment of goodwill of approximately $12,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	Increase in accounts receivable of approximately $106,000, resulting from increased lead generation revenues; and
•	Decrease in deferred revenue of approximately $96,000, resulting from decreased number of consumers successfully referred to the debt settlement agencies.

During the three-month period ended March 31, 2010, we generated cash from financing activities of approximately $296,000, which consisted of the proceeds from the issuance of common stock of approximately $302,000 offset by the repurchase of shares of common stock of $6,000.

Capital Raising Transactions

During January, 2011, we entered into a loan agreement with Agility Capital II, LLC to borrow $500,000. The loan accrues interest at a rate of 12% per annum, payable monthly, and matures on March 31, 2012, with monthly principal payments of $20,000 commencing April 1, 2011. In connection with the loan agreement, we issued to the lender a warrant to purchase up to 283,019 shares of our Common Stock, subject to certain anti-dilution adjustments.   The warrant is exercisable for 5 years and expires on January 3, 2016.  Upon a default under the loan agreement, the number of shares the lender may purchase under the warrant will increase, up to a maximum of 350,000 additional shares.

Prior to the entry of the loan agreement, all of the holders of our 10% Convertible Notes converted their notes at the conversion price of $0.40 into a total of 1,325,000 shares of the Company's Common Stock, and the holders of the Company's 12% Convertible Notes entered into subordination agreements.

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

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. As discussed above, we recently raised $500,000 through a debt instrument. We cannot assure you that these funds will be sufficient to fund our future operations beyond the short-term. If we are unable to obtain any future financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 8, 2011, one of our competitors, WebApps, L.L.C., filed a complaint against us, three of our clients and three of their respective officers, in the United States District Court for the Eastern District of Louisiana. We were served with the complaint on May 9, 2011. The complaint, among other things, claims that we, with the aid of the other defendants, engaged in computer fraud and abuse, unlawful access to electronic communications, misappropriation of trade secrets, unfair trade practices, tortious conduct and intentional interference.  The plaintiff alleges among other things that we misappropriated trade secrets by accessing, copying and downloading proprietary information from secure websites operated by the plaintiff without its authorization.  The plaintiff seeks injunctive relief and damages in excess of $1 million, plus attorneys’ fees and costs.

We believe that we have substantial legal and factual defenses to these claims and intend to defend our interests vigorously.

Item 5.  Other Information

On May 5, 2011, our Board of Directors increased the number of shares of Common Stock that may be issued pursuant to the Plan from 10,000,000 to 15,000,000.

Item 6.  Exhibits

10.1	Amendment No. 1 to Accelerize New Media, Inc. Stock Option Plan.

10.2	Amendment No. 1 to Accelerize New Media, Inc. Stock Option Plan.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: May 10, 2011	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (principal executive and principal financial officer)