Form 10-Q
period 2011-06-30
ACCELERIZE NEW MEDIA INC
filed 2011-08-09
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-52635

ACCELERIZE NEW MEDIA, INC.
(Exact name of registrant specified in charter)

Delaware	20-3858769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

204 RIVERSIDE AVENUE,
NEWPORT BEACH,
CALIFORNIA 92663
(Address of principal executive offices)

(949) 515-2141
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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 5, 2011, was 38,185,133.

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

ACCELERIZE NEW MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

ASSETS	June 30, 2011	December 31, 2010
	(Unaudited)	(1)
Current Assets:
Cash	$159,991	$91,603
Accounts receivable, net of allowance for bad debt of $79,167 and $70,813, respectively	319,060	182,296
Prepaid expenses and other assets	29,437	32,151
Marketable securities	24,000	-
Total current assets	532,488	306,050

Website development costs, net of accumulated amortization of $346,850 and $342,939, respectively	-	3,911

Property and equipment, net of accumulated depreciation of $17,773 and $13,701, respectively	26,862	15,067

Deferred financing fees	14,055	24,584
Total assets	$573,405	$349,612

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$227,890	$306,416
Net assets and liabilities of discontinued operations	2,668	7,033
Deferred tax liability	-	-
Convertible notes payable and accrued interest, net of debt discount of $54,885 and $5,250	600,260	531,667
Notes payable and accrued interest, net of debt discount of $50,316 and $0	394,884	-
Total current liabilities	1,225,702	845,116

Convertible notes payable and accrued interest, net of debt discount of $0 and $88,765, respectively	-	559,555
Total liabilities	1,225,702	1,404,671

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 28,800 and 53,000 issued and outstanding, respectively	350,567	713,567
Series B, 116,625 issued and outstanding, respectively	3,565,813	3,565,813
Common stock; $.001 par value; 100,000,000 shares authorized; 38,031,800 and 33,524,932 issued and outstanding, respectively	38,032	33,525
Additional paid-in capital	10,857,976	9,333,911
Treasury stock	(10,000)	-
Accumulated deficit	(15,454,685)	(14,701,875)

Total stockholders’ deficit	(652,297)	(1,055,059)

Total liabilities and stockholders’ deficit	$573,405	$349,612

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Online marketing services	$323,629	$294,891	$691,880	$510,469
Software-as-a-Service	487,698	99,172	821,760	126,306
Total revenues:	811,327	394,063	1,513,640	636,775

Operating expenses:
Cost of revenue	147,504	107,845	257,931	181,113
Research and development	122,380	109,031	241,101	186,080
Selling, general and administrative	562,969	403,856	1,254,471	870,261
Total operating expenses	832,853	620,732	1,753,503	1,237,454

Operating loss	(21,526)	(226,669)	(239,863)	(600,679)

Other expense:
Interest expense	(134,320)	(32,344)	(331,458)	(64,688)
	(134,320)	(32,344)	(331,458)	(64,688)

Net loss from continuing operations	(155,846)	(259,013)	(571,321)	(665,367)

Discontinued operations
Income from discontinued operations	5,854	147,402	3,059	338,464
Gain from the disposal of discontinued operations	16,621	-	36,621	-
Net income from discontinued operations	22,475	147,402	39,680	338,464

Less dividends series A and B preferred stock	(121,047)	(102,830)	(221,169)	(203,322)

Net loss attributable to common stock	$(254,418)	$(214,441)	$(752,810)	$(530,225)

Earnings per share:
Basic
Continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Discontinued operations	-	0.01	-	0.01
Net per share	$(0.01)	$(0.01)	(0.02)	(0.02)

Diluted
Continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Discontinued operations	-	-	-	0.01
Net per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	36,334,560	27,843,668	35,768,915	27,620,876
Diluted weighted average common shares outstanding-continuing operations	36,334,560	27,843,668	35,768,915	27,620,876
Diluted weighted average common shares outstanding-discontinued operations	41,841,968	33,621,408	41,755,307	33,398,616

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Six-month periods ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(571,321)	$(665,367)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	104,487	111,303
Fair value of options	161,711	66,888
Fair value of warrant modifications	17,645	-
Fair value of inducement to convertible note holders	159,000	-
Fair value of shares issued for interest payment	-	41,070
Changes in operating assets and liabilities:
Accounts receivable	(160,764)	(24,277)
Other assets	(13,004)	(2,100)
Prepaid expenses	(5,396)	5,143
Accrued interest	5,108	3,250
Accounts payable and accrued expenses	(78,526)	4,304
Net cash used in continuing operations	(381,060)	(459,786)
Net cash (used in) provided by discontinued operations	(1,306)	85,382
Net cash used in operating activities	(382,366)	(374,404)

Cash flows used in investing activities:
Proceeds from sale of lead generation business	36,621	-
Capital expenditures	(15,867)	(6,186)

Net cash provided by (used in) investing activities	20,754	(6,186)

Cash flows from financing activities:
Proceeds from notes payable	500,000	-
Principal repayments on notes payable	(60,000)	-
Net proceeds from issuance of common stock	-	449,289
Repurchase of shares of common stock	(10,000)	(12,000)

Net cash provided by financing activities	430,000	437,289

Net increase in cash	68,388	56,699

Cash, beginning of period	91,603	128,167

Cash, end of period	$159,991	$184,866

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,853	$64,470

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Write-off of fully depreciated fixed assets	$640	$32,069
Retirement of treasury stock	$-	$58,000
Preferred stock dividends	$221,169	$202,322
Fair value of shares issued as finder's fees	$-	$105
Conversion of Series A Preferred Stock	$363,000	$-
Conversion of notes payable to common stock	$530,000	$-

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN:

Accelerize New Media, Inc., or the Company, a Delaware corporation, incorporated on November 22, 2005, provides software as a service, or SaaS, and online marketing solutions.

The Company offers a comprehensive online media solution for clients to reach their target audience on the Internet. The Company provides multifaceted online marketing services specializing in the development of performance based marketing programs and related software solutions for businesses interested in expanding their online advertising presence.  In February 2011, the Company decided to allocate more resources to its software solutions, discontinued its lead generation business and disposed of this segment to a third-party for an up-front consideration of $20,000 and a percentage of future revenues that might be generated by the third-party through February 2012.

The balance sheet presented as of December 31, 2010 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2011.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the six-month period ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $366,000 during the six-month period ended June 30, 2011. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Reclassification

The financial statements for the six-month period ended June 30, 2010 have been reclassified to reflect the Company’s discontinued operations and the Company’s research and development expenses, which were previously included in selling, general, and administrative expenses.

Loss from Continuing Operations

The loss from continuing operations was $571,321 and $665,367 during the six-month periods ended June 30, 2011 and 2010, respectively. Revenues were $1,513,640 and $636,775 for the six-month periods ended June 30, 2011 and 2010, respectively.  Operating expenses were $1,753,503 and $1,237,454 for the six-month periods ended June 30, 2011 and 2010, respectively.  Interest expense was $331,458 and $64,688 during the six-month periods ended June 30, 2011 and 2010, respectively.

Net Income from Discontinued Operations

The net income from discontinued operations amounted to $39,680 and $338,464 during the six-month periods ended June 30, 2011 and 2010, respectively. The net income from discontinued operations during the six-month periods ended June 30, 2011 and 2010,  consists of revenue from discontinued operations of $140,144 and $900,128, respectively, operating expenses of $134,926 and $709,066, respectively, and gain from the disposal of discontinued operations of $36,621 and $0, respectively. During the six-month period ended June 30, 2011 and 2010, the Company wrote down its goodwill by $38,000 and $12,000, respectively, which is included in the net income from discontinued operations.

Assets and Liabilities from Discontinued Operations

Comparative balance sheets of the discontinued operations are as follows:

	June 30, 2011	December 31, 2010
Accounts receivable, net	$1,272	$56,246
Property and equipment, net	-	2,367
Goodwill	-	38,000
Total assets	$1,272	$96,613

Accounts payable	$3,940	$39,910
Deferred revenue	-	63,736
Total liabilities	$3,940	$103,646

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the six-month period ended June 30, 2011, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, with a majority of them located in the United States. None of the Company’s customers accounted for more than 10% of its accounts receivables at June 30, 2011.  One of the Company’s customers accounted for 12% of its accounts receivable at December 31, 2010.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC Topic 605-10-S99, “Revenue Recognition-Overall-SEC Materials”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company’s online marketing service revenues are generated from banner design and website development, targeted content creation and syndication, contact management solutions and banner ad sales via our portfolio of websites.

The Company’s SaaS revenues are generated from a set-up fee and monthly license fee, supplemented by per transaction fees that customers pay for platform usage.

Effective February 2011, the Company discontinued its lead generation business.

Product Concentration

The Company generates its revenue in the following proportions: online marketing services 46% and 80% and software licensing 54% and 20%, during the six-month period ended June 30, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The Company accounts for assets and liabilities measured at fair value on a recurring basis in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures”, or ASC 820. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2011 and December 31, 2010, with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes at June 30, 2011 and December 31, 2010, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of June 30, 2011 and December 31, 2010, respectively. Marketable securities consist of equity securities of a publicly-traded company.  These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

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

ASC 815-40, “Contracts in Entity’s own Equity”, provides that, among other things, generally, if an event is not within the entity’s control, such contract could require net cash settlement and shall be classified as an asset or a liability.

The Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock.  While the Company’s 12% convertible promissory notes (see Note 3 below) did not provide variability involving sales volume, stock index, commodity price, revenue targets, among other things, they do provide for variability involving future equity offerings and issuance of equity-linked financial instruments.  While the instruments did not contain an exercise contingency, the settlement of the 12% convertible promissory notes would not equal the difference between the fair value of a fixed number of the Company’s Common Stock and a fixed stock price.  Accordingly, they are not indexed to the Company’s stock price.

However, the Company believes that it has no derivative liabilities associated with such instruments at June 30, 2011 because the holders of the Company’s 10% convertible promissory notes (see Note 3 below) converted their instruments in January 2011 and the Company believes that it will not issue additional consideration, beyond those already granted, to the holders of the Company’s 12% convertible promissory notes which mature in 2012.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $40,762 and $84,504 during the six-month periods ended June 30, 2011 and 2010, respectively.

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

Segment Reporting

The Company generates revenues from the following sources:  SaaS and online marketing services revenues.

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

	Three months ended			Six months ended
	June 30, 2011	June 30, 2010		June 30, 2011	June 30, 2010
Numerator:
Net loss from continuing operations	$(155,846)	$(259,013)		$(571,321)	$(665,367)
Preferred stock dividends	(121,047)	(102,830)		(221,169)	(203,322)
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders-as adjusted	$(276,893)	$(361,843	) )	$(792,490)	$(868,689)

Net income from discontinued operations	$22,475	$147,402		$39,680	$338,464

Denominator:
Denominator for basic earnings per share--weighted average shares	36,334,560	27,843,668		35,768,915	27,620,876
Effect of dilutive securities- for discontinued operations only:
Stock options	4,092,222	4,831,667		3,918,750	4,831,667
Warrants	1,415,186	946,073		2,067,642	946,073
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	41,841,968	33,621,408		41,755,307	33,398,616

Earnings (loss) per share:
Basic
Continuing operations, as adjusted	$(0.01)	$(0.01)		$(0.02)	$(0.03)
Discontinued operations	$0.00	$0.01		$0.00	$0.01
Net earnings (loss) per share- basic	$(0.01)	$(0.01)		$(0.02)	$(0.02)

Diluted
Continuing operations, as adjusted	$(0.01)	$(0.01)		$(0.02)	$(0.03)
Discontinued operations	$0.00	$0.00		$0.00	$0.01
Net earnings(loss) per shares-diluted	$(0.01)	$(0.01)		$(0.02)	$(0.02)

The weighted-average anti-dilutive common share equivalents are as follows:

	Three-month period ended June 30,		Six-month period ended June 30,
	2011	2010	2011	2010

Series A Preferred Stock	3,790,000	5,300,000	4,090,000	5,300,000
Series B Preferred Stock	11,662,500	11,662,500	11,662,500	11,662,500
Convertible notes payable	1,274,000	1,274,000	1,274,000	1,274,000
Options	9,225,000	7,295,000	9,225,000	7,295,000
Warrants	13,080,524	13,397,505	14,067,275	13,397,505
	39,032,024	38,929,005	40,318,775	38,929,005

 The anti-dilutive common shares outstanding at June 30, 2011 and 2010 are as follows:

	2011	2010

Series A Preferred Stock	2,880,000	5,300,000
Series B Preferred Stock	11,662,500	11,662,500
Convertible notes payable	1,274,000	1,274,000
Options	9,225,000	7,295,000
Warrants	13,080,524	13,397,505
	38,122,024	38,929,005

NOTE 3: CONVERTIBLE NOTES PAYABLE

10% Convertible Notes Payable

The Company had 10% convertible promissory notes aggregating $530,000 outstanding at December 31, 2010.  The notes bore interest at 10% per annum.  Accrued interest was payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest was paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest was  based on the closing price, as quoted on the Over-the-Counter Bulletin Board, or OTCBB, of the trading day immediately prior to the interest payment date.  The interest was payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the convertible promissory notes were satisfied.  The 10% convertible promissory notes matured between March and June 2011.

On January 3, 2011, the holders thereof converted the above mentioned 10% convertible promissory notes with principal aggregating $530,000 into 1,325,000 shares of the Company’s Common Stock, at $0.40 per share.  The fair value of the inducement to the holders of the 10% convertible promissory notes amounted to $159,000 and is included in interest expense in the accompanying unaudited statement of operations for the six-month period ended June 30, 2011.

12% Convertible Notes Payable

The Company had 12% convertible promissory notes aggregating $637,000 outstanding at June 30, 2011 and December 31, 2010.  The notes bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  Interest commenced June 1, 2009 and has been payable every quarter thereafter, until the obligations under the 12% convertible promissory notes are satisfied.  The 12% convertible promissory notes mature on the earliest of ten days after the maturity date of the Company’s 12% note (see Note 4 below) or March 31, 2012.  On the maturity date, each holder has the option of having the note prepaid in cash or share of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock.  In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50; or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% convertible promissory notes without premium.  Each note holder may convert, at his option, the outstanding principal of a 12% convertible promissory note, after July 1, 2009 and prior to April 12, 2012 at the lesser of: 1) $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

The interest and amortization expense associated with the notes payable amounted to $44,238 and $103,781 during the six-month periods ended June 30, 2011 and 2010, respectively. The unamortized debt discount amounted to $54,885 at June 30, 2011.

NOTE 4: NOTE PAYABLE

During the six-month period ended June 30, 2011, the Company issued a 12% note aggregating $500,000. The note bears interest at a rate of 12% per annum and matures on March 31, 2012. Interest is payable monthly.  Effective April 1, 2011 the Company makes monthly principal payments of $20,000. In connection with issuance of the 12% note, the Company granted warrants to the holder to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants is equal to the lower of (i) $0.53 per share, or (ii) the price per share at which the Company sells or issues its Common Stock after the issue date of the 12% note in a transaction or series of transactions in which the Company receives at least $500,000.  The exercise price of such warrants, adjusted for subsequent financing reset provision, may not be less than $0.35 per share.

As a result of the grant of warrants, the Company recognized as beneficial conversion features a debt discount of $76,047, which is reflected in the accompanying unaudited financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the 12% note amounted to $30,839 and $0 during the six-month periods ended June 30, 2011 and 2010, respectively. The unamortized debt discount amounted to $50,316 at June 30, 2011.

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the six-month period ended June 30, 2010 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	591,671	$202,322	$0.34
Payment of interest on 10% and 12% convertible promissory notes payable	74,693	$41,070	$0.55
Private placement, net of finder’s fee of $34,495	1,278,750	$511,500	$0.40
Finder’s fee	105,125	$66,844	$0.55 - $0.73

During the six-month period ended June 30, 2010, the Company repurchased 120,000 shares of its Common Stock from a stockholder for aggregate consideration of $12,000.

During the six-month period ended June 30, 2010, the Company retired 800,000 shares of Common Stock from its treasury which were repurchased from a stockholder during 2009 and during the six-month period ended June 30, 2010.

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the six-month period ended June 30, 2011 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	597,868	$221,169	$0.37
Conversion of 10% convertible promissory note payable into shares of Common Stock	1,325,000	$689,000	$0.60
Cashless exercise of 600,000 warrants	264,000	$264	$0.001
Conversion of Series A Preferred Stock into shares of Common Stock	2,420,000	$363,000	$0.15

During the six-month period ended June 30, 2011, the Company repurchased 100,000 shares of its Common Stock from a stockholder for aggregate consideration of $10,000. The repurchased shares were cancelled upon repurchase.

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

The shares of Series A Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the holder at $0.15 per share. The shares of Series A Preferred Stock are convertible into shares of Common Stock, at any time, at the option of the holder , at a rate of 100 shares of Common Stock for each share of Series A Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of Common Stock or other securities convertible into shares of Common Stock at an effective price of less than $0.15 per share. In the event a public market is established for the Company’s Common Stock, the Series A Preferred Stock is subject to mandatory conversion by the Company upon a 30-day notice if the average closing price of its Common Stock is $0.40 or more per share for 10 consecutive trading days and the average daily volume is at least 100,000 shares. This has not occurred as of June 30, 2011.

During the six-month period ended June 30, 2011, the Company issued 2,420,000 shares of Common Stock to ten holders of Series A Preferred Stock, pursuant to a conversion of 24,200 shares of Series A Preferred Stock.

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

The shares of Series B Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the Holder, and converted at $0.35 per share. The shares of Series B Preferred Stock are convertible into shares of Common Stock, at any time, at the option of the holder  at a rate of 100 shares of Common Stock for each share of Series B Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of Common Stock or other securities convertible into shares of Common Stock at an effective price less than $0.35 per share.  In the event a public market is established for the Company’s Common Stock, the Series B Preferred Stock is subject to mandatory conversion by the Company upon a 30-day notice if the average closing price of its Common Stock is $1.00 or more per share for 10 consecutive trading days.  This has not occurred as of June 30, 2011.

The rights of the holders of the Series B Preferred Stock are subordinate to the rights of the holders of the Series A Preferred Stock.

Warrants

During the six-month period ended June 30, 2011, in connection with the issuance of the 12% note the Company issued warrants to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants is equal to the lower of (i) $0.53 or (ii) the price per share at which the Company sells or issues its capital stock during the period the warrants are outstanding in a transaction or series of transactions in which the Company receives at least $500,000, provided that such price per share shall in no case be less than $0.35.  The warrants expire in January 2016.

On January 3, 2011, the Company’s board approved the reduction of the exercise price of the warrants issued in connection with both the 10% and 12% convertible promissory notes from $0.55 to $0.40. The fair value of these warrant modifications amounted to $17,645, and was recorded as interest expense and as an increase to additional paid-in capital.

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Accelerize New Media, Inc. Stock Option Plan, or the Plan. The total number of shares of capital stock of the Company that may be subject to options under the Plan is 15,000,000 shares of Common Stock, from either authorized but unissued shares or treasury shares, as of June 30, 2011. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of Common Stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve.

In May 2011, the Company increased the number of authorized shares issuable pursuant to the Plan from 10,000,000 to 15,000,000 shares.

At June 30, 2011, options to purchase 9,225,000 shares of Common Stock were outstanding. The outstanding options are exercisable at a weighted average price of $0.29 per share. The outstanding options vest over periods ranging from two to three years.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

The fair value of stock options granted was estimated at the date of grant using the BSM option-pricing model. The Company used the following assumptions for determining the fair value of options granted under the BSM option-pricing model:

	June 30, 2011	June 30, 2010
Exercise Price	$0.39 - $ 0.60	$0.52 - $ 0.55
Market price at date of grant	$0.39 - $ 0.60	$0.52 - $ 0.55
Expected volatility	56%	56.54%
Risk-free interest rate	0.81 – 1.60%	2.49 to 2.64%

The following activity occurred under our plan:

	Six-month periods ended June 30,
	2011	2010
Weighted-average grant-date fair value of options granted	$0.27	$0.28
Fair value of options recognized as expense:	$162,000	67,000
Number of options granted	2,130,000	125,000

The expected volatility was based on the average historical volatility of comparable publicly-traded companies considering the Company's period of observable historical data is shorter than the terms of the options.

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $534,000 and $165,000 at June 30, 2011 and December 31, 2010, respectively, and the Company expects that it will be recognized over the remaining weighted-average period of 31 months.

If any options granted under the Plan expire or terminate without having been exercised or cease to be exercisable, such options will be available again under the Plan. All employees of the Company and its subsidiaries are eligible to receive incentive stock options and non-qualified stock options. Non-employee directors and outside consultants who provide bona-fide services not in connection with the offer or sale of securities in a capital raising transaction are eligible to receive non-qualified stock options. Incentive stock options may not be granted below their fair market value at the time of grant or, if to an individual who beneficially owns more than 10% of the total combined voting power of all stock classes of the Company or a subsidiary, the option price may not be less than 110% of the fair value of the Common Stock at the time of grant. The expiration date of an incentive stock option may not be longer than ten years from the date of grant. Option holders, or their representatives, may exercise their vested options up to three months after their employment termination or one year after their death or permanent and total disability. The Plan provides for adjustments upon changes in capitalization.

NOTE 6: LITIGATION AND CONTINGENCIES

During the six-month period ended June 30, 2011, one of the Company’s competitors filed a complaint against the Company, three of its clients and three of their respective officers, in the United States District Court for the Eastern District of Louisiana.  The plaintiff claims, among other things, that the Company, with the aid of the other defendants, engaged in computer fraud and abuse, unlawful access to electronic communications, misappropriation of trade secrets, unfair trade practices, tortious conduct and intentional interference.  The plaintiff alleges among other things that the Company misappropriated trade secrets by accessing, copying and downloading proprietary information from secure websites operated by the plaintiff without its authorization.  The plaintiff seeks injunctive relief and damages in excess of $1 million, plus attorneys’ fees and costs.  In June 2011, the Company filed a partial motion to dismiss and five counter-claims against the plaintiff.

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

In February 2011 we decided to discontinue our Lead Generation Division, in order to focus our efforts and resources on our SaaS products and services, and avoid potential conflict of interest with our SaaS customers, who are providing similar lead generation services. Subsequently, we sold certain assets related to our Lead Generation Division. Commencing March 1, 2011, we discontinued offering lead generation services.

As of the end of 2008 we closed our Debt Settlement Referrals Division; however, in 2009 and 2010 we still received fees for sales and marketing support we provided in connection with debt settlement solutions prior to closing this division. These payments gradually decreased in 2009 and 2010, and we expect that we will receive the remaining payments by the end of 2011.

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Three-month periods ended June 30,		Increase/ (Decrease) in $ 2011	Increase/ (Decrease) in % 2011	Six-month periods ended June 30,		Increase/ (Decrease) in $ 2011	Increase/ (Decrease) in % 2011
	2011	2010	vs 2010	vs 2010	2011	2010	vs 2010	vs 2010
Revenue:
Online marketing services	$323,629	$294,891	$28,738	9.7%	$691,880	$510,469	$181,411	35.5%
Software-as-a-Service	487,698	99,172	388,526	391.8%	821,760	126,306	695,454	550.6%
Total revenues:	811,327	394,063	417,264	105.9%	1,513,640	636,775	876,865	137.7%
					-	-
Operating expenses:					-	-
Cost of revenues	147,504	107,845	39,659	36.8%	257,931	181,113	76,818	42.4%
Research and development	122,380	109,031	13,349	12.2%	241,101	186,080	55,021	29.6%
Selling, general and administrative	562,969	403,856	159,113	39.4%	1,254,471	870,261	384,210	44.1%
Total operating expenses	832,853	620,732	212,121	34.2%	1,753,503	1,237,454	516,049	41.7%
					-	-
Operating loss	(21,526)	(226,669)	(205,143)	-90.5%	(239,863)	(600,679)	(360,816)	-60.1%
					-	-
Other expense:					-	-
Interest expense	(134,320)	(32,344)	(101,976)	315.3%	(331,458)	(64,688)	(266,770)	412.4%

Net loss from continuing operations	(155,846)	(259,013)	(103,167)	-40%	(571,321)	(665,367)	(94,046)	-14%

Discontinued operations
Income from discontinued operations	5,854	147,402	(141,548)	-96%	3,059	338,464	(335,405)	-99%
Gain from the disposal of discontinued operations	16,621	-	20,000	NM	36,621	-	20,000	NM
Net income from discontinued operations	22,475	147,402	(121,548)	-82%	39,680	338,464	(315,405)	-93%

Net loss	$(133,371)	$(111,611)	$21,760	19%	$(531,641)	$(326,903)	$204,738	63%

NM: Not Meaningful

Discussion of Results for Three-Month and Six-Month Periods Ending June 30, 2011

Revenues

The Company generates revenues from the following sources: the licensing of our SaaS and online marketing services.

The increase in our SaaS revenues during the three-month and six-month periods ended June 30, 2011, when compared to the prior year period, is due to the increased number of customers using our SaaS products and services.

The increase in our online marketing services during the three-month and six-month periods ended June 30, 2011, when compared to the prior year periods, is due to the increased number of customers using our online marketing services.

Cost of Revenues

Cost of revenues primarily consists of web-based customer acquisition costs, such as search management, domain registration, list management and web hosting.

The increase in cost of revenues during the three-month and six-month periods ended June 30, 2011, when compared to the prior year periods, is primarily attributable to a commensurate increase in our online marketing services revenues.

Research and Development Expenses

Research and development expenses primarily consist of payroll expenses and related benefits and facility costs associated with enhancement of our software services.

The increase in research and development expenses during the three-month and six-month periods ended June 30, 2011, when compared with the prior year periods, is primarily due to increased staff assigned to the enhancement of our software services, which translated into increased payroll costs and related benefits.

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

The increase in selling, general and administrative expenses during the three-month and six-month periods ended June 30, 2011, when compared with the prior year periods, is primarily due to the increased number of employees assigned to market our software services, which resulted in increased payroll costs and related benefits as well as increased fair value of options recognized during the three-month and six-month periods ended June 30, 2011, resulting from larger option grants made during such periods.

Interest

Interest expenses consist of interest charges and amortization of debt discount associated with notes payable issued in 2008, 2009 and 2011 as well as fair value of inducement to holders of certain convertible promissory notes.   The increase in interest expenses during the three-month and six-month periods ended June 30, 2011, when compared to the prior year periods, is primarily due to inducement to holders of certain convertible promissory notes which amounted to $159,000 during the first quarter of 2011, and, to a lesser extent, amortization of beneficial features granted to note holders during January 2011.  No such inducements were granted during the three-month or six-month periods ended June 30, 2010.

Net income from discontinued operations

The net income from discontinued operations consists of revenues and operating expenses from our lead generation division which was sold in February 2011.  The decrease in net income from discontinued operations during the three-month and six-month periods ended June 30, 2011, when compared to the comparable prior year periods, is primarily due to lower lead generation revenues during the six-month period ended June 30, 2011 which is attributable to our decision in February 2011 to sell our lead generation services while we had six full months of operations during the six-month period ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, our cash amounted to approximately $160,000 and our working capital deficit amounted to approximately $693,000.

During the six-month period ended June 30, 2011, we used cash in our operating activities amounting to approximately $381,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $571,321 adjusted for the following:

•	Depreciation and amortization of approximately $104,000;
•	Fair value of options of approximately $162,000; and
•	Fair value of inducement to holders of convertible promissory notes of $159,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•	An increase in our accounts receivable of approximately $161,000, resulting from a commensurate increase in our revenues during the six-month period ended June 30, 2011; and
•
A decrease in our accounts payable and accrued expenses of approximately $79,000, resulting from quicker payment processing to vendors following the issuance of our note payable of $500,000 in January 2011.

During the six-month period ended June 30, 2011, we generated proceeds from investing activities of approximately $4,133, which consist of proceeds from the sale of discontinued operations of $36,621 offset by recurring purchase of equipment of approximately $15,867.

During the six-month period ended June 30, 2011, we generated cash from financing activities of approximately $430,000, which consist of the proceeds from the issuance of a note payable of $500,000, offset by the $10,000 repurchase of shares of common stock and principal repayments of $60,000 on the note payable.

During the six-month period ended June 30, 2010, we used cash in our operating activities amounting to approximately $406,000. Our cash used in operating activities was comprised of our net loss of approximately $665,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $67,000;
•	Amortization of discount on notes payable and depreciation of fixed assets of approximately $111,000;
•	Fair value of shares issued for interest payment of approximately $41,000; and
•	Net cash provided by discontinued operations of approximately $85,000.

During the six-month period ended June 30,2010, we used cash in investing activities of $6,186, which consist of recurring purchase of equipment.

During the six-month period ended June 30, 2010, we generated cash from financing activities of approximately $437,000, which consisted of the proceeds from the issuance of Common Stock of approximately $449,000 offset by the repurchase of shares of Common Stock of $12,000.

Capital Raising Transactions

In January 2011, we entered into a loan agreement with Agility Capital II, LLC to borrow $500,000. The loan accrues interest at a rate of 12% per annum, payable monthly, and matures on March 31, 2012, with monthly principal payments of $20,000 commencing April 1, 2011. In connection with the loan agreement, we issued to the lender warrants to purchase 283,019 shares of our Common Stock, subject to certain anti-dilution adjustments, with an exercise price equal to the lower of (i) $0.53 per share, or (ii) the price per share at which the Company sells or issues its Common Stock after the issue date of the 12% note in a transaction or series of transactions in which the Company receives at least $500,000.  The exercise price of such warrants, adjusted for subsequent financing reset provision, may not be less than $0.35 per share.  The warrants are exercisable for 5 years and expire on January 3, 2016.  Upon a default under the loan agreement, the number of shares the lender may purchase under the warrant will increase, up to a maximum of 350,000 additional shares.

Prior to the entry of the loan agreement, all of the holders of our 10% convertible promissory notes converted their notes at the conversion price of $0.40 into a total of 1,325,000 shares of the Company's Common Stock, and the holders of the Company's 12% convertible promissory notes entered into subordination agreements.

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

During the six-month period ended June 30, 2011, the holders thereof converted the Company’s 10% convertible notes payable aggregating $530,000 and 24,200 shares of Series A Preferred Stock aggregating $363,000 into 2,420,000 shares of common stock.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 8, 2011, one of our competitors, WebApps, L.L.C., filed a complaint against us, three of our clients and three of their respective officers, in the United States District Court for the Eastern District of Louisiana. We were served with the complaint on May 9, 2011. The complaint, among other things, claims that we, with the aid of the other defendants, engaged in computer fraud and abuse, unlawful access to electronic communications, misappropriation of trade secrets, unfair trade practices, tortious conduct and intentional interference.  The plaintiff alleges among other things that we misappropriated trade secrets by accessing, copying and downloading proprietary information from secure websites operated by the plaintiff without its authorization.  The plaintiff seeks injunctive relief and damages in excess of $1 million, plus attorneys’ fees and costs. In June 2011, the Company filed a partial motion to dismiss and five counter-claims against the plaintiff.

We believe that we have substantial legal and factual defenses to these claims and intend to defend our interests vigorously.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of the Company's Common Stock

During the three-month period ended June 30, 2011, we repurchased 100,000 shares of our Common Stock from a former director for an aggregate amount of $10,000, as follows:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 through April 30, 2011	50,000	$0.10	-0-	-0-
May 1 through May 31, 2011	50,000	$0.10	-0-	-0-
June 1 through June 30, 2011	-0-	-0-	-0-	-0-
Total	100,000	$0.10	-0-	-0-

(1) We do not have a specific authorized repurchase plan or program.

Item 6.  Exhibits

10.1	Standard Multi-Tenant Office Lease-Gross, dated July 20, 2011, between 2244 West Coast Highway LLC and Accelerize New Media, Inc. (filed herewith.)

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a) (filed herewith.)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)
101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text (furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: August 9, 2011	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (principal executive and principal financial officer)