Form 10-Q
period 2011-09-30
ACCELERIZE NEW MEDIA INC
filed 2011-10-28
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-52635

ACCELERIZE NEW MEDIA, INC.
(Exact name of registrant specified in charter)

Delaware	20-3858769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2244 WEST COAST HIGHWAY
NEWPORT BEACH,
CALIFORNIA 92663
(Address of principal executive offices)

(949) 515 2141
 (Issuer’s telephone number)

204 RIVERSIDE AVENUE,
NEWPORT BEACH,
CALIFORNIA 92663
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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of September 30, 2011, was 39,656,372.

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

ACCELERIZE NEW MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2011	2010
	(Unaudited)	(1)
Current Assets:
Cash	$63,046	$91,603
Accounts receivable, net of allowance for bad debt of $65,182 and $70,813, respectively	452,093	182,296
Prepaid expenses and other assets	31,755	32,151
Marketable securities	12,000	-
Total current assets	558,894	306,050

Website development costs, net of accumulated amortization of $346,850 and $342,939, respectively	-	3,911

Property and equipment, net of accumulated depreciation of $22,671and $13,701, respectively	50,479	15,067

Deferred financing fees	8,703	24,584
Total assets	$618,076	$349,612

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$234,079	$306,416
Net assets and liabilities of discontinued operations	-	7,033
Convertible notes payable and accrued interest, net of debt discount of $0 and $5,250	-	531,667
Total current liabilities	234,079	845,116

Note payable and accrued interest, net of debt discount of $105,597 and $0	399,603	-
Convertible notes payable and accrued interest, net of debt discount of $36,493and $88,765, respectively	618,652	559,555
Total liabilities	1,252,334	1,404,671

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 23,934 and 53,000 issued and outstanding	322,339	713,567
Series B, 116,625 issued and outstanding	3,565,813	3,565,813
Common stock; $.001 par value; 100,000,000 shares authorized; 39,256,372 and 33,524,932 issued and outstanding	39,256	33,525
Additional paid-in capital	11,284,035	9,333,911
Accumulated deficit	(15,845,701)	(14,701,875)

Total stockholders’ deficit	(634,258)	(1,055,059)

Total liabilities and stockholders’ deficit	$618,076	$349,612

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Online marketing services	$216,621	$217,365	$908,501	$727,834
Software-as-a-Service	670,348	133,102	1,492,108	259,408
Total revenues:	886,969	350,467	2,400,609	987,242

Operating expenses:
Cost of revenues	90,626	69,318	348,557	250,431
Research and development	142,153	110,000	383,254	296,080
Selling, general and administrative	853,292	660,517	2,164,965	1,530,778
Total operating expenses	1,086,071	839,835	2,896,776	2,077,289

Operating loss	(199,102)	(489,368)	(496,167)	(1,090,047)

Other expense:
Unrealized loss- marketable securities	(12,000)	-	(12,000)	-
Interest expense	(61,026)	(32,346)	(366,484)	(97,034)
	(73,026)	(32,346)	(378,484)	(97,034)

Net loss from continuing operations	(272,128)	(521,714)	(874,651)	(1,187,081)

Discontinued operations
Income from discontinued operations	2,159	338,097	5,218	676,561
Gain from the disposal of discontinued operations	-	-	36,621	-
Net income from discontinued operations	2,159	338,097	41,839	676,561

Less dividends series A and B preferred stock	(121,047)	(101,725)	(311,014)	(305,047)

Net loss attributable to common stock	$(391,016)	$(285,342)	$(1,143,826)	$(815,567)

Earnings per share:
Basic
Continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Discontinued operations	-	0.01	-	0.02
Net per share	$(0.01)	$(0.01)	(0.03)	(0.03)

Diluted
Continuing operations	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Discontinued operations	-	0.01	-	0.02
Net per share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Basic weighted average common shares outstanding	39,256,372	31,700,157	38,658,465	31,086,704
Diluted weighted average common shares outstanding-continuing operations	39,256,372	31,700,157	38,658,465	31,086,704
Diluted weighted average common shares outstanding-discontinued operations	43,603,539	33,806,428	43,920,499	33,192,975

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Nine-month periods ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(874,651)	$(1,187,081)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	142,482	141,620
Fair value of options	241,589	103,087
Fair value of warrant modifications	26,645	-
Fair value of inducement to convertible note holders	159,000	-
Fair value of shares issued for interest payment	-	50,685
Changes in operating assets and liabilities:
Accounts receivable	(293,797)	(28,380)
Other assets	1,422	2,800
Prepaid expenses	(10,140)	17,287
Accrued interest	5,108	750
Accounts payable and accrued expenses	(72,338)	12,866
Net cash used in continuing operations	(674,680)	(886,366)
Net cash (used in) provided by discontinued operations	(1,815)	275,417
Net cash used in operating activities	(676,495)	(610,949)

Cash flows used in investing activities:
Proceeds from sale of lead generation business	36,621	-
Capital expenditures	(43,807)	(6,186)

Net cash used in investing activities	(7,186)	(6,186)

Cash flows from financing activities:
Proceeds from notes payable	600,000	-
Principal repayments on notes payable	(100,000)	-
Proceeds from exercise of warrants	172,624	-
Net proceeds from issuance of common stock	-	741,040
Repurchase of shares of common stock	(17,500)	(14,000)

Net cash provided by financing activities	655,124	727,040

Net (decrease) increase in cash	(28,557)	109,905

Cash, beginning of period	91,603	128,167

Cash, end of period	$63,046	$238,072

Supplemental disclosures of cash flow information:
Cash paid for interest	$96,658	$97,080

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Write-off of fully depreciated fixed assets	$640	$32,069
Retirement of treasury stock	$-	$58,000
Preferred stock dividends	$311,014	$305,047
Fair value of shares issued as finder's fees	$-	$105
Beneficial conversion feature	$141,256	$-
Conversion of Series A Preferred Stock to Common Stock	$363,000	$-
Conversion of notes payable to common stock	$530,000	$-

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

The balance sheet presented as of December 31, 2010 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2011.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $676,000 during the nine-month period ended September 30, 2011. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Reclassification

The financial statements for the nine-month period ended September 30, 2010 have been reclassified to reflect the Company’s discontinued operations and the Company’s research and development expenses, which were previously included in selling, general, and administrative expenses.

Loss from Continuing Operations

The loss from continuing operations was $874,651and $1,187,081 during the nine-month periods ended September 30, 2011 and 2010, respectively. Revenues were $2,400,609 and $987,242 for the nine-month periods ended September 30, 2011 and 2010, respectively.  Operating expenses were $2,896,776 and $2,077,289 for the nine-month periods ended September 30, 2011 and 2010, respectively.  Interest expense was $366,484 and $97,034 during the nine-month periods ended September 30, 2011 and 2010, respectively.  Unrealized loss on marketable securities held for sale amounted to $12,000 during the nine-month period ended September 30, 2011.

Net Income from Discontinued Operations

Net income from discontinued operations amounted to $41,839 and $676,561 during the nine-month periods ended September 30, 2011 and 2010, respectively. The net income from discontinued operations during the nine-month periods ended September 30, 2011 and 2010, consists of revenue from discontinued operations of $140,144 and $1,931,720, respectively, operating expenses of $134,926 and $1,255,159, respectively, and gain from the disposal of discontinued operations of $36,621 and $0, respectively. During the nine-month period ended September 30, 2011 and 2010, the Company wrote down its goodwill by $0 and $25,000, respectively, which is included in the net income from discontinued operations.

Assets and Liabilities from Discontinued Operations

Comparative balance sheets of the discontinued operations are as follows:

	September 30, 2011	December 31, 2010
Accounts receivable, net	$-	$56,246
Property and equipment, net	-	2,367
Goodwill	-	38,000
Total assets	$-	$96,613

Accounts payable	$-	$39,910
Deferred revenue	-	63,736
Total liabilities	$-	$103,646

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the nine-month period ended September 30, 2011, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, with a majority of them located in the United States. None of the Company’s customers accounted for more than 10% of its accounts receivables at September 30, 2011.  One of the Company’s customers accounted for 12% of its accounts receivable at December 31, 2010.

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

Product Concentration

The Company generates its revenue in the following proportions: software licensing 62% and 26% and online marketing services 38% and 74%, during the nine-month period ended September 30, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The Company accounts, for assets and liabilities measured at fair value on a recurring basis, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2011 and December 31, 2010, with the exception of its convertible promissory notes.  The carrying amounts of the convertible promissory notes at September 30, 2011 and December 31, 2010, approximate their respective fair value based on the Company’s incremental borrowing rate.

Cash and cash equivalents include money market securities that are considered to be highly liquid and easily tradable as of September 30, 2011 and December 31, 2010, respectively. Marketable securities consist of equity securities of a publicly-traded company.  These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815,Accounting for Derivative Instruments and Hedging Activities, or ASC 815.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20, Debt with Conversion and Other Options. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40, Contracts in Entity’s own Equity, provides that, among other things, generally, if an event is not within the entity’s control, such contract could require net cash settlement and shall be classified as an asset or a liability.

The Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock.  While the Company’s 12% convertible promissory notes, or 12% Convertible Notes Payable, did not provide variability involving sales volume, stock index, commodity price, revenue targets, among other things, they do provide for variability involving future equity offerings and issuance of equity-linked financial instruments.  While the instruments did not contain an exercise contingency, the settlement of the 12% Convertible Notes Payable would not equal the difference between the fair value of a fixed number of shares of the Company’s Common Stock and a fixed stock price.  Accordingly, they are not indexed to the Company’s stock price.

However, the Company believes that it has no derivative liabilities associated with such instruments at September 30, 2011 because the holders of the Company’s 10% convertible promissory notes, or 10% Convertible Notes Payable, converted their instruments in January 2011 and the Company believes that it will not issue additional consideration, beyond those already granted, to the holders of the 12% Convertible Notes Payable, which mature in 2012.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $47,633 and $56,818 during the nine-month periods ended September 30, 2011 and 2010, respectively.

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

Share-Based Payment

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Segment Reporting

The Company generates revenues from the following sources:  SaaS and online marketing services.

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

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Numerator:
Net loss from continuing operations	$(272,128)	$(521,714)	$(874,651)	$(1,187,081)
Preferred stock dividends	(121,047)	(101,725)	(311,014)	(305,047)
Numerator for basic earnings per share- net loss
from continuing operations attributable to common stockholders-as adjusted	$(393,175)	$(623,439)	$(1,185,665)	$(1,492,128)

Net income from discontinued operations	$2,159	$338,097	$41,839	$676,561

Denominator:
Denominator for basic earnings per share--weighted
average shares	39,256,372	31,700,157	38,658,465	31,086,704
Effect of dilutive securities- for discontinued operations only:
Stock options	3,734,054	-	3,921,667	-
Warrants	613,113	2,106,271	1,340,367	2,106,271
Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions	43,603,539	33,806,428	43,920,499	33,192,975

Earnings (loss) per share:
Basic
Continuing operations, as adjusted	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Discontinued operations	$0.00	$0.01	$0.00	$0.02
Net earnings (loss) per share- basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Diluted
Continuing operations, as adjusted	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Discontinued operations	$0.00	$0.01	$0.00	$0.02
Net earnings(loss) per shares-diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

The weighted-average anti-dilutive common share equivalents are as follows:

	Three-month period ended		Nine-month period ended
	September 30,		September 30,
	2011	2010	2011	2010

Series A Preferred Stock	3,790,000	5,300,000	3,846,700	5,300,000
Series B Preferred Stock	11,662,500	11,662,500	11,662,500	11,662,500
Convertible notes payable	1,274,000	1,274,000	1,274,000	1,274,000
Options	9,225,000	7,677,500	9,225,000	7,677,500
Warrants	12,815,255	13,382,505	12,815,255	13,382,505
	38,766,755	39,296,505	38,823,455	39,296,505

 The anti-dilutive common shares outstanding at September 30, 2011 and 2010 are as follows:

	2011	2010

Series A Preferred Stock	2,393,400	5,300,000
Series B Preferred Stock	11,662,500	11,662,500
Convertible notes payable	1,274,000	1,274,000
Options	9,245,000	7,677,500
Warrants	12,815,255	13,382,505
	37,390,155	39,296,505

NOTE 3: CONVERTIBLE NOTES PAYABLE

10% Convertible Notes Payable

The Company had 10% convertible promissory notes aggregating $530,000 outstanding at December 31, 2010.  The 10% Convertible Notes Payable bore interest at 10% per annum.  Accrued interest was payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest was paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest was based on the closing price, as quoted on the Over-the-Counter Bulletin Board, or OTCBB, of the trading day immediately prior to the interest payment date.  The interest was payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the 10% Convertible Notes Payable were satisfied.  The 10% Convertible Notes Payable matured between March and June 2011.

On January 3, 2011, the Company converted the 10% Convertible Notes Payable with principal aggregating $530,000 into 1,325,000 shares of its Common Stock, at $0.40 per share.  The fair value of the inducement to the holders of the 10% Convertible Notes Payable amounted to $159,000 and is included in interest expense in the accompanying statement of operations for the nine-month period ended September 30, 2011.

12% Convertible Notes Payable

The Company had 12% convertible promissory notes aggregating $637,000 outstanding at September 30,2011 and December 31, 2010.  The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied.  The 12% Convertible Notes Payable mature ten days after the maturity date of the Company’s 12% note, or 12% Note.  Effective May 29, 2009, on the maturity date, each holder has the option of having the 12% Convertible Notes Payable prepaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable , after July 1, 2009 and prior to January 10, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

The interest and amortization expense associated with the 12% Convertible Notes Payable amounted to $275,009 and $156,421 during the nine-month periods ended September 30, 2011 and 2010, respectively. The unamortized debt discount amounted to $36,493 at September 30, 2011.

NOTE 4: NOTE PAYABLE

During the nine-month period ended September 30, 2011, the Company issued a note payable, aggregating $500,000.  The 12% Note bears interest at a rate of 12% per annum and matures on March 31, 2012. Interest is payable monthly.  Effective April 1, 2011 the Company made monthly principal payments of $20,000. In connection with issuance of the 12% Note, the Company granted warrants to the holder to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants was equal to the lower of (i) $0.53 per share, or (ii) the price per share at which the Company sells or issues its Common Stock after the issue date of the 12% Note in a transaction or series of transactions in which the Company receives at least $500,000.  The exercise price of such warrants, adjusted for subsequent financing reset provision, may not have been less than $0.35 per share.

During August 2011, the Company modified the terms of the 12% Note by 1) extending the maturity to December 31, 2012, 2) increasing the amount borrowed under the 12% Note by an additional $100,000, 3) amending the payment schedule for principal payments from monthly commencing on April 1, 2011 to monthly commencing on January 1, 2012, 4) increasing the monthly principal payments to $30,000, 5) cancelling the initial warrants issued in January 2011, and 6) granting 600,000 warrants to the holder at an exercise price of $0.35 per share with an expiration date of August 23, 2016.

The Company accounted for the cancellation of the initial warrants in January 2011 and the grant of 600,000 warrants in August 2011 was accounted for as modification of terms for the grants of 283,019 warrants issued in January 2011 and a new grant of 316,981 warrants.  As a result of the grants and modification of warrants, the Company recognized as beneficial conversion features a debt discount of $141,257, which is reflected in the accompanying unaudited financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the 12% Note amounted to $88,180 and $0 during the nine-month periods ended September 30, 2011 and 2010, respectively. The unamortized debt discount amounted to $105,597 at September 30, 2011.

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the nine-month period ended September 30, 2010 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	883,101	$305,047	$0.35
Payment of interest on 10% and 12% Convertible Notes Payable	92,175	$50,685	$0.55
Private placement, net of finder’s fee of $70,460	2,028,750	$741,040	$0.40
Finder’s fee	105,125	$66,844	$0.55 - $0.73

During the nine-month period ended September 30, 2010, the Company repurchased 140,000 shares of its Common Stock from a stockholder for an aggregate consideration of $14,000.

During the nine-month period ended September 30, 2010, the Company retired 640,000 shares of Common Stock from its treasury which shares have been previously repurchased from a stockholder during 2009 and during the nine-month period ended September 30, 2010.

 A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the nine-month period ended September 30, 2011 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	883,274	$311,014	$0.35
Conversion of 10% Convertible Notes Payable into shares of Common Stock	1,325,000	$689,000	$0.60
Exercise of warrants	527,500	$172,625	$0.33
Cashless exercise of 600,000 warrants	264,000	$264	$0.001
Conversion of 2,907 shares of Series A Preferred Stock into shares of Common Stock	2,906,600	$391,288	$0.134

During the nine-month period ended September 30, 2011, the Company repurchased 175,000 shares of its Common Stock from a stockholder for an aggregate consideration of $17,500.  The repurchased shares were cancelled upon repurchase.

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

The shares of Series A Preferred Stock include a liquidation preference corresponding to the amount invested.  All issued or accrued but unpaid dividends may also be converted at the election of the holder at $0.15 per share. The shares of Series A Preferred Stock are convertible into shares of Common Stock, at any time, at the option of the holder, at a rate of 100 shares of Common Stock for each share of Series A Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of Common Stock or other securities convertible into shares of Common Stock at an effective price of less than $0.15 per share. In the event a public market is established for the Company’s Common Stock, the Series A Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its Common Stock is $0.40 or more per share for 10 consecutive trading days and the average daily volume is at least 100,000 shares. This has not occurred as of September 30, 2011.

During the nine-month period ended September 30, 2011, the Company issued 2,906,600 shares of Common Stock to thirteen holders of Series A Preferred Stock, pursuant to a conversion of 29,066 shares of Series A Preferred Stock.

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

The shares of Series B Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the Holder, and converted at $0.35 per share. The shares of Series B Preferred Stock are convertible into shares of Common Stock, at any time, at the option of the holder  at a rate of 100 shares of Common Stock for each share of Series B Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of Common Stock or other securities convertible into shares of Common Stock at an effective price less than $0.35 per share.  In the event a public market is established for the Company’s Common Stock, the Series B Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its Common Stock is $1.00 or more per share for 10 consecutive trading days. This has not occurred as of September 30, 2011.

The rights of the holders of the Series B Preferred Stock are subordinate to the rights of the holders of the Series A Preferred Stock.

Warrants

During the nine-month period ended September 30, 2011, in connection with the issuance of the 12% Note the Company issued warrants to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants is equal to the lower of (i) $0.53 or (ii) the price per share at which the Company sells or issues its capital stock during the period the warrants are outstanding in a transaction or series of transactions in which the Company receives at least $500,000, provided that such price per share shall in no case be less than $0.35.  The warrants expire in January 2016.

During August 2011, the Company in connection with the modification of the terms of the Company’s 12% Note, cancelled the initial warrants issued in January 2011, and granted 600,000 warrants to the holder at an exercise price of $0.35 per share with an expiration date of August 23, 2016.  The Company accounted for the cancellation of the initial warrants in January 2011 and the grant of 600,000 warrants in August 2011 was accounted for as modification of terms for the grants of 283,019 warrants issued in January 2011 and a new grant of 316,981 warrants.  As a result of the grants and modification of warrants, the Company recognized as beneficial conversion features a debt discount of $141,257, which is reflected in the accompanying unaudited financial statements as additional paid-in capital and corresponding debt discount.

On January 3, 2011 the Company’s board approved the reduction of the exercise price of the warrants issued in connection with both the 10% Convertible Notes Payable and 12% Convertible Notes Payable from $0.55 to $0.40.. The fair value of these warrant modifications amounted to $17,645, and was recorded as interest expense and as an increase to additional paid-in capital.

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Accelerize New Media, Inc. Stock Option Plan, or the Plan. The total number of shares of capital stock of the Company that may be subject to options under the Plan is 15,000,000 shares of Common Stock, from either authorized but unissued shares or treasury shares, as of September 30, 2011. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of Common Stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve.

During May 2011, the Company increased the number of authorized shares issuable pursuant to the Plan from 10,000,000 to 15,000,000 shares.

At September 30, 2011, options to purchase 9,100,000 shares of Common Stock were outstanding.  The outstanding options are exercisable at a weighted average price of $0.29 per share. The outstanding options vest over periods ranging from two to three years.

The value of share-based payments is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

The fair value of stock options granted was estimated at the date of grant using the BSM option pricing model. The Company used the following assumptions for determining the fair value of options granted under the BSM option pricing model:

	September 30, 2011	September 30, 2010
Exercise Price	$0.35 - $ 0.60	$0.52 - $ 0.55
Market price at date of grant	$0.35 - $ 0.60	$0.52 - $ 0.55
Expected volatility	56%	57 to 62%
Risk-free interest rate	0.81 – 1.60%	1.33 to 2.64%

The following activity occurred under our plan:

	Nine-month periods ended September 30,
	2011	2010
Weighted-average grant-date fair value of options granted	$0.44	$0.29
Fair value of options recognized as expense:	$241,589	103,087
Number of options granted	1,267,850	325,000

The expected volatility was based on the average historical volatility of comparable publicly-traded companies considering the Company's period of observable historical data is shorter than the terms of the options.

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $468,000 at September 30, 2011 and the Company expects that it will be recognized over the remaining weighted-average period of 27 months.

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

NOTE 6: LITIGATION AND CONTINGENCIES

During the nine-month period ended September 30, 2011, one of the Company’s competitors filed a complaint against the Company, three of its clients and three of their respective officers, in the United States District Court for the Eastern District of Louisiana.   The plaintiff claims, among other things, that the Company, with the aid of the other defendants, engaged in computer fraud and abuse, unlawful access to electronic communications, misappropriation of trade secrets, unfair trade practices, tortious conduct and intentional interference.  The plaintiff alleges among other things that the Company misappropriated trade secrets by accessing, copying and downloading proprietary information from secure websites operated by the plaintiff without its authorization.  The plaintiff seeks injunctive relief and damages in excess of $1 million, plus attorneys’ fees and costs.  In June 2011, the Company filed a partial motion to dismiss and five counter-claims against the plaintiff.  In August 2011, the plaintiff filed a motion to dismiss the Company’s counter-claims.

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

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

			Increase/	Increase/			Increase/	Increase/
	Three-month periods ended		(Decrease)	(Decrease)	Nine-month periods ended		(Decrease)	(Decrease)
	September 30,		in $ 2011	in % 2011	September 30,		in $ 2011	in % 2011
	2011	2010	vs 2010	vs 2010	2011	2010	vs 2010	vs 2010

Revenue:
Online marketing services	$216,621	$217,365	$(744)	-0.3%	$908,501	$727,834	$180,667	24.8%
Software-as-a-Service	670,348	133,102	537,246	403.6%	1,492,108	259,408	1,232,700	475.2%
Total revenues:	886,969	350,467	536,502	153.1%	2,400,609	987,242	1,413,367	143.2%
					-	-
Operating expenses:					-	-
Cost of revenues	90,626	69,318	21,308	30.7%	348,557	250,431	98,126	39.2%
Research and development	142,153	110,000	32,153	29.2%	383,254	296,080	87,174	29.4%
Selling, general and administrative	853,292	660,517	192,775	29.2%	2,164,965	1,530,778	634,187	41.4%
Total operating expenses	1,086,071	839,835	246,236	29.3%	2,896,776	2,077,289	819,487	39.4%
					-	-
Operating loss	(199,102)	(489,368)	(290,266)	-59.3%	(496,167)	(1,090,047)	(593,880)	-54.5%
					-	-
Other expense:					-	-
Unrealized loss-marketable securities	(12,000)	-	12,000	NM	(12,000)	-	12,000	NM
Interest expense	(61,026)	(32,346)	(28,680)	88.7%	(366,484)	(97,034)	(269,450)	277.7%

Net loss from continuing operations	(272,128)	(521,714)	(249,586)	-48%	(874,651)	(1,187,081)	(312,430)	-26%

Discontinued operations
Income from discontinued operations	2,159	338,097	(335,938)	-99%	5,218	676,561	(671,343)	-99%
Gain from the disposal of discontinued operations	-	-	20,000	NM	36,621	-	36,621	NM
Net income from discontinued operations	2,159	338,097	(315,938)	-93%	41,839	676,561	(634,722)	-94%

Net loss	$(269,969)	$(183,617)	$86,352	47%	$(832,812)	$(510,520)	$322,292	63%

NM: Not Meaningful

Discussion of Results for Three-Month and Nine-Month Periods Ended September 30, 2011

Revenues

The Company generates revenues from the following sources: the licensing of our SaaS and fees from online marketing services.

The increase in our software licensing revenues during the three-month and nine-month periods ended September 30, 2011, when compared to the prior year period, is due to the increased number of customers using our SaaS products and services as well as increased revenues from our existing customers resulting from higher usage of our SaaS platform.

Revenues from our online marketing services during the three-month period ended September 30, 2011 is at comparable level to those earned during the prior year period.

The increase in our online marketing services during the nine-month period ended September 30, 2011, when compared to the prior year periods, is due to the increased number of customers using our online marketing services.

Online marketing services may be impacted by the availability of our customers’ decision makers, who are usually less available during the summer as well as the general trends and performance of the US stock markets.

We anticipate that revenues from our Saas and online marketing services will be higher for the remainder of 2011 when compared to 2010.

Cost of Revenues

Cost of revenues primarily consists of web hosting, web-based customer acquisition costs, such as search management, domain registration, and list management.

The increase in cost of revenues during the three-month and nine-month periods ended September 30, 2011, when compared to the prior year periods, is primarily attributable to an increase in our web hosting expenses resulting from increased customer usage of our SaaS and online marketing services.

Research and Development Expenses

Research and development expenses primarily consist of payroll expenses and related benefits and facility costs associated with enhancement of our software services.

The increase in research and development expenses during the three-month and nine-month period ended September 30, 2011, when compared with the prior year period is primarily due to increased staff assigned to the enhancement of our software services, which translated in increased payroll costs and related benefits.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of payroll expenses associated with supporting customer acquisition activities, as well as other general and administrative expenses, including payroll expenses, necessary to support our existing and anticipated growth in our revenues and legal expenses and professional fees.

The increase in selling, general and administrative expenses during the three-month and nine-month periods ended September 30, 2011, when compared with the prior year periods is primarily due to the increased number of employees assigned to support customer acquisition activities, which resulted in increased payroll costs and related benefits as well as increased expenses recognized due to increased fair value of options for which expenses were recognized during the three-month and nine-month periods ended September 30, 2011, resulting from larger option vested during such periods.

Interest

Interest expenses consist of interest charges and amortization of debt discount associated with notes payable issued in 2008, 2009 and 2011 as well as fair value of inducement to holders of certain convertible promissory notes.   The increase in interest expenses during the three-month and nine-month periods ended September 30, 2011, when compared to the prior year periods, is primarily due to inducement to holders of certain convertible promissory notes which amounted to $159,000 during the first quarter of 2011, and, to a lesser extent, amortization of beneficial features granted to note holders during January 2011.  No such inducements were granted during the three-month and nine-month periods ended September 30, 2010.

Unrealized loss-marketable securities

Unrealized loss-marketable securities consists of unrealized losses on an investment in shares of common stock of a former client that settled their accounts with us by issuing such shares during the nine-month period ended September 30, 2011, initially valued at $24,000.  At September 30, 2011, the fair value of such shares decreased by $12,000.  No such transactions occurred during the three-month and nine-month periods ended September 30, 2011.

Net income from discontinued operations

The net income from discontinued operations consists of revenues and operating expenses from our lead generation division which was sold in February 2011.  The decrease in net income from discontinued operations during the three-month and nine-month periods ended September 30, 2011, when compared to the comparable prior year periods is primarily due to lower lead generation revenues during the nine-month period ended September 30, 2011 attributable to our decision in February 2011 to sell our lead generation services while we had nine full months of operations during the nine-month period ended September 30, 2010.  We do not anticipate receiving additional proceeds from the disposition of our lead generation division.

Liquidity and Capital Resources

At September 30, 2011, our cash amounted to approximately $63,000 and our working capital deficit amounted to approximately $294,000.

During the nine-month period ended September 30, 2011, we used cash in our operating activities amounting to approximately $676,000. Our cash used in operating activities was comprised of our net loss from continuing operations of approximately $875,000 primarily adjusted for the following:

●	Depreciation and amortization debt discount and to lesser extent, of capitalized web development of approximately $142,000;
●	Fair value of options of approximately $242,000;
●	Fair value of inducement to holders of convertible promissory notes of $159,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

●	An increase in our accounts receivable of approximately $294,000, resulting from a commensurate increase in our revenues during the nine-month period ended September 30, 2011;
●
A decrease in our accounts payable and accrued expenses of approximately $72,000, resulting from quicker payment processing to vendors following the issuance of our note payable of $500,000 in January 2011.

During the nine-month period ended September 30, 2011, we used cash in our investing activities amounting to approximately $7,000, which consist of proceeds from the sale of discontinued operations of approximately $36,000 offset by recurring purchases of equipment of approximately $44,000.

During the nine-month period ended September 30, 2011, we generated cash from financing activities of approximately $655,000, which consist of the proceeds from the issuance of the 12%Note of $600,000, offset by repurchases of shares of Common Stock amounting to $17,500 and principal repayments of $100,000 on the 12% Note.

During the nine-month period ended September 30, 2010, we used cash in our operating activities amounting to approximately $611,000. Our cash used in operating activities was comprised of our net loss of approximately $1.2 million primarily adjusted for the following:

●	Fair value of options granted to employees approximately $103,000;
●	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $141,000;
●	Fair value of shares of our Common Stock issued for certain interest payment on the 10% and 12% Convertible Note Payable of approximately $51,000;
●	Net cash provided by discontinued operations of approximately $275,000.

During the nine-month period ended September 30, 2011, we used cash in our investing activities amounting to approximately $7,000, which consisted of recurring purchases of equipment.

During the nine-month period ended September 30, 2010, we generated cash from financing activities of approximately $727,000, which consisted of the proceeds from the issuance of Common Stock of approximately $741,000 offset by the repurchase of shares of Common Stock of $14,000.

We do not believe that we will incur significant additional expenditures to comply with federal and states’ data privacy and security laws and regulations for the foreseeable future.

Loan Agreement Amendment

On August 23, 2011, we entered into a first amendment to loan agreement, or the Amendment, with Agility Capital II, LLC, or Agility, which Amendment modified certain terms of the loan agreement, or Loan Agreement, dated as of January 3, 2011, between the Company and Agility, with respect to the 12% Note.  The initial Loan Agreement was described in the Company’s Current Report dated January 6, 2011.  The Amendment provides for the Company to borrow an additional $100,000 from Agility.  The Amendment also amends the maturity date of the 12% Note from March 31, 2012 to December 31, 2012, the monthly payment amount of principal from $20,000 to $30,000 and the payment schedule for principal payments from monthly commencing on April 1, 2011 to monthly commencing on January 1, 2012.  The loan continues to accrue interest at a rate of 12% per annum, payable monthly.

In connection with the Amendment, Agility returned the warrant, or the Original Warrant, to purchase 283,019 shares of the Company’s Common Stock, originally issued in connection with the Loan Agreement, to the Company.  The Company cancelled the Original Warrant on August 23, 2011.

Also in connection with the Amendment, the Company issued to Agility a warrant, or the Warrant, to purchase 600,000 shares of the Company’s Common Stock at $0.35 per share, subject to certain anti-dilution and price adjustments.  The Warrant is exercisable for 5 years and expires on August 23, 2016.  Upon a default under the Loan Agreement, the number of shares Agility may purchase under the Warrant will increase up to a maximum of 350,000 additional shares of Common Stock.

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

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. As discussed above, we recently raised $600,000 through a debt instrument. We cannot assure you that these funds will be sufficient to fund our future operations beyond the short-term. If we are unable to obtain any future financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

During the nine-month period ended September 30, 2011, holders of the Company’s 10% Convertible Notes Payable converted notes aggregating $530,000 and shares of Series A Preferred Stock aggregating $391,288 into 4,231,600 shares of the Company’s Common Stock.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 8, 2011, one of our competitors, WebApps, L.L.C., filed a complaint against us, three of our clients and three of their respective officers, in the United States District Court for the Eastern District of Louisiana. We were served with the complaint on May 9, 2011. The complaint, among other things, claims that we, with the aid of the other defendants, engaged in computer fraud and abuse, unlawful access to electronic communications, misappropriation of trade secrets, unfair trade practices, tortious conduct and intentional interference.  The plaintiff alleges among other things that we misappropriated trade secrets by accessing, copying and downloading proprietary information from secure websites operated by the plaintiff without its authorization.  The plaintiff seeks injunctive relief and damages in excess of $1 million, plus attorneys’ fees and costs. In June 2011, the Company filed a partial motion to dismiss and five counter-claims against the plaintiff.  In August 2011, the plaintiff filed a motion to dismiss the Company's counter-claims.

We believe that we have substantial legal and factual defenses to these claims and intend to defend our interests vigorously.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of the Company’s Common Stock

During the three-month period ended September 30, 2011, we repurchased 75,000 shares of our common stock from a former director for an aggregate amount of $7,500, as follows:

Period	(a)Total Number Of Shares Purchased	(a)Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2011	50,000	$0.10	-0-	-0-
August 1 through August 31, 2011	25,000	$0.10	-0-	-0-
September 1 through September 30, 2011	-0-	-0-	-0-	-0-
Total	75,000	$0.10	-0-	-0-

(1)	We do not have a specific authorized repurchase plan or program.

During October 2011, we repurchased an additional 25,000 shares of our Common Stock from the same former director for $2,500.  We do not anticipate any additional repurchases of our Common Stock from this former director.

Item 6.  Exhibits

4.1	Warrant to Purchase Stock issued August 23, 2011

4.2	Warrant to Purchase Stock issued September 12, 2011

10.1	First Amendment to Loan Agreement, dated August 23, 2011, between Accelerize New Media, Inc. and Agility Capital II, LLC

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished herewith.)

101.1
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text (furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: October 28, 2011	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (principal executive and principal financial officer)