Form 10-K/A
period 2010-12-31
ACCELERIZE NEW MEDIA INC
filed 2012-03-08
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

2244 WEST COAST HIGHWAY, NEWPORT BEACH, CALIFORNIA 92663
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K, or Form 10-K/A, to amend Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, or the Annual Report, which was originally filed with the Securities and Exchange Commission on March 31, 2011.

Exhibit 10.21 to the Annual Report is hereby deleted in its entirety and replaced with Exhibit 10.21, filed herewith, to disclose certain additional information previously redacted pursuant to a request for confidential treatment by Accelerize.

In addition, we are filing or furnishing, as indicated in this Form 10-K/A, as exhibits certain currently dated certifications.

Except as described in the preceding paragraphs, we do not purport by this Form 10-K/A to update any of the information contained in the Annual Report.

Item 15.  Exhibits and Financial Statement Schedules

(b)	Exhibits

EXHIBIT NO.	DESCRIPTION

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

10.13	Form of Warrant issued to Second Convertible Promissory Note holders (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 26, 2009).

10.14	Form of Subscription Agreement (incorporated by reference as exhibit 4.1 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.15	Form of Common Stock Purchase Warrant (incorporated by reference as exhibit 4.2 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.16	Form of Subscription Agreement (incorporated by reference as exhibit 4.1 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on October 22, 2010).

10.17	Form of Common Stock Purchase Warrant (incorporated by reference as exhibit 4.2 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on October 22, 2010).

10.18	Common Stock Purchase Warrant (incorporated by reference as exhibit 4.1 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 7, 2011).

10.19	Intellectual Property Security Agreement (incorporated by reference as exhibit 4.2 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 7, 2011).

10.20	Form of Subordination Agreement Common Stock Purchase Warrant (incorporated by reference as exhibit 4.3 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 7, 2011).

10.21**	Loan Agreement dated January 3, 2011, between the Company and Agility Capital II, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

23.1	Consent of Sherb & Co., LLP (incorporated by reference as exhibit 23.1 to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 31, 2011).

31.1**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 8, 2012

ACCELERIZE NEW MEDIA, INC.

By:	/s/ Brian Ross
Brian Ross President, Chief Executive Officer and Treasurer