Form 10-K
period 2011-12-31
ACCELERIZE NEW MEDIA INC
filed 2012-03-29
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

Commission file number 000-52635

ACCELERIZE NEW MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3858769
(State of Incorporation)	(IRS Employer Identification No.)

2244 WEST COAST HIGHWAY, SUITE 250 NEWPORT BEACH CALIFORNIA 92663
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2011, the registrant's most recently completed second fiscal quarter, was $11,353,638. For purposes of this calculation, an aggregate of 10,340,000 shares of Common Stock were held by the directors and officers of the registrant on June 30, 2011 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of March 23, 2012: 43,736,207.

In this Annual Report on Form 10-K, the terms the “Company,” “Accelerize,” “we,” “us” or “our” refers to Accelerize New Media, Inc., unless the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. FOR EXAMPLE, WHEN WE DISCUSS THE INTERNET MARKET TRENDS, AND SPECIFICALLY, THE GROWTH IN ON-LINE ADVERTISING, PERFORMANCE BASED MARKETING, AND SOFTWARE-AS-A-SERVICE, AND OUR EXPECTATIONS BASED ON SUCH TRENDS, WE ARE USING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, GENERAL MARKET CONDITIONS, INCLUDING THE CONTINUING WEAKNESS IN THE ECONOMY AND THE GROWTH IN CONSUMER DEBT, REGULATORY DEVELOPMENTS AND OTHER CONDITIONS WHICH ARE NOT WITHIN OUR CONTROL.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN THIS ANNUAL REPORT UNDER “ITEM 1A. RISK FACTORS.”

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ACCELERIZE NEW MEDIA, INC.
2011 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

Overview

We are a multifaceted online marketing services company specializing in the development of performance-based marketing programs and related software solutions for businesses interested in expanding their online advertising presence. The Company owns and operates www.cakemarketing.com, an internally-developed Software-as-a-Service, or SaaS, platform. Cake Marketing is a hosted software solution that provides an all-inclusive suite of management services for online marketing campaigns. From tracking and reporting to lead distribution, our patent-pending software enables advertisers, affiliate marketers and lead generators a fully scalable and accurate platform developed with a combination of innovative technology and an imaginative approach to doing business online.

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

In February 2011 we decided to discontinue our Lead Generation Division, in order to focus our efforts and resources on our SaaS products and services. After careful review by our management, it became clear that although the Lead Generation Division was a substantial source of revenue for the Company, it was only marginally profitable, and required substantial management attention and financial resources, which would otherwise be invested in more profitable channels. In addition, we decided to discontinue our Lead Generation Division to avoid potential conflicts of interest with our SaaS customers, who are providing similar lead generation services. Subsequently, we sold certain assets related to our Lead Generation Division. Commencing March 1, 2011, we discontinued offering lead generation marketing services.

As of the end of 2008 we closed our debt settlement referrals division. However in 2009 and 2010 we still received fees for sales and marketing support we provided in connection with debt settlement solutions prior to closing this unit.

On September 1, 2011, we moved our principal offices to 2244 West Coast Highway, Suite 250, Newport Beach, CA 92663. Our telephone number there is: (949) 515-2141. Our corporate website is: www.accelerizenewmedia.com, the contents of which are not part of this annual report.

Industry and Market Opportunity

•
Software-as-a-Service, Online Advertising and Performance Based Marketing Statistics Market research firm ABI Research forecasts the global market for hosted services will exceed $34 billion in 2012, of which the North American market will account for $11.6 billion.

•
In July 2010, analyst firm Yankee Group revealed that more than half of U.S. enterprises now consider SaaS and cloud computing a viable technology, with favorable views on cloud jumping by more than 50 percent in the most recent year. The analyst firm research report stated that “cloud computing is on the cusp of broad enterprise adoption.”

•	Analyst firm Gartner predicted that by 2011, 25% of new business software would be delivered by SaaS.
•
International Data Corporation predicts that the SaaS market will reach $40.5 billion by 2014, presenting an annual compound growth rate of 25.3%. By 2014, approximately 34% of all new business software purchases will be procured via SaaS and SaaS delivery will constitute about 14.5% of worldwide software spending across all primary markets.

•	The mobile SaaS market will reach $1.2 billion in 2011 and grow to $3.7 billion by 2016, with a compound annual growth rate of 25.8%, according to Analytics-magazine.org.
•	The cloud computing market will reach $16.7 billion in revenue by 2013, according to 451 Market Monitor.
•	Forrester forecasts that the global market for cloud computing will grow from $40.7 billion in 2011 to more than $241 billion in 2020.

Additional Characteristics

Online marketing is still a costly proposition.  CPMs  (cost per thousand impressions) tend to be slightly higher than other traditional media.  Accordingly, customer acquisitions costs can easily become astronomical, if left unchecked.  Risks associated with customer acquisition costs are as follows:

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

Software-as-a-Service for Performance Based Marketing

The Company owns and operates www.cakemarketing.com, an internally-developed SaaS platform. Cake Marketing is a hosted software solution that provides an all-inclusive suite of management services for online marketing campaigns. From tracking and reporting to lead distribution, our patent-pending software enables advertisers, affiliate marketers and lead generators a fully scalable and accurate marketing platform developed with a combination of innovative technology and an imaginative approach to doing business online.

Cake Marketing allows users to qualify their leads using business rules, reducing the number of fraudulent leads.  It also allows for real-time management of customer acquisition costs and realization rates for each marketing program.  Additional performance tools allow for user analysis of customer-centric performance as well as real-time consolidated data.  Also, our software enables access to certain psychographics and demographics for each potential lead, revealing trends relevant to marketers.

We leverage off the expertise of the following third-party companies in providing our services:

●
Rackspace Hosting, which operates in the hosting and cloud computing industry. It provides information technology (IT) as a service, managing Web-based IT systems for small and medium-sized businesses, as well as large enterprises worldwide;

●	The Planet, which provides On Demand IT Infrastructure solutions, hosting more than 20,000 small- and medium-size businesses and 15.7 million Web sites worldwide.

Online Marketing Services

We own and develop various portals and websites, including: www.secfilings.com, which provides to subscribers real-time alerts based on reports filed by various companies and individuals with the SEC.  Also, through  www.accelerizefinancial.com we offer advertisers and publicly-traded companies access to an audience of active individual investors, institutional investors, financial planners, registered advisors, journalists, investment bankers and brokers. Our financial portals and URL portfolio target a niche demographic that is qualified by the content they seek.

We leverage off the expertise of the following third-party companies in providing our services:

●
Edgar Online, Inc. which provides financial content and engages in the creation and distribution of fundamental financial data and public filings for equities, mutual funds, and other publicly traded assets principally in the United States. It produces data that assists in the analysis of the financial, business, and ownership conditions of an investment. The company delivers its information products via the Internet in the form of end-user subscriptions and data feeds;

●	Financial Content, which provides stock market data, business news and content syndication services;

●
Maximum ASP, which hosts our servers and provides comprehensive network protection, automated server patching, and advanced server monitoring, with a strong focus on hosting solutions that combine advanced monitoring and management tools;

●
Zacks Investment Research Inc., which markets segments of our ad inventory. Zacks is a Chicago based firm with over 25 years of experience in providing institutional and individual investors with the analytical tools and financial information necessary to the success of their investment process; and

●	Lake Group Media, whose services include list brokerage, list management and interactive programs.

How we market our services

Software-as-a-Service for Performance Based Marketing

We use our internal sales force to market Cake Marketing to lead generation firms, affiliate marketers and advertising agencies.  Additionally we market our software through www.cakemarketing.com, and by attending industry trade shows and events.  Our clients utilize our software to provide performance-based marketing services to corporations worldwide.

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

•
www.theotcinvestor.com, a provider of OTCBB and Pinksheet news, research and insights. The growing number of members can give many micro-cap companies the exposure they are looking for while an expert team of financial writers produces quality content to keep investors coming back for more;

•
www.form10-k.com, an example of one of our "micro-site" properties, offering to customers and users select functionality from our main portals including the ability to search financial information and drive targeted leads for our customers;

•
www.chinesepubliccompanies.com, a source of information on Chinese stocks and U.S. listed Chinese ADR securities listed both on central exchanges and OTCBB. In an uncertain and difficult to interpret market, the website provides an independent, unbiased source for news, research, insights and other information about foreign companies based in or operating in China; and

•	www.biotechstocktrader.com, a leading news and information portal for investors in pharmaceutical and biotechnology firms.

Intellectual Property

Our employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our copyright and trademark notices. As of December 31, 2011, we do not have any registered or pending patents or trademarks, except for a US Provisional Patent Application (S/N 61/301, 811), which was filed on February 5, 2010, encompassing our SaaS lead generation management software.  We filed a utility application (No.: 13/020,240) on the above-mentioned Provisional Patent on February 3, 2011 and on August 11, 2011 our Patent Application with respect to the Provisional Patent was published with Publication No: US-2011-0196759-A1.

Competition

Our primary SaaS Competitors include:

DirectTrack, which is owned by Digital River Inc., an affiliate marketing and tracking platform powering affiliate networks and in-house affiliate programs.

Other competitors in the SaaS industry include www.hitpath.com and www.linktrust.com.

Our SaaS competitors have significantly greater capital, technology, resources, and brand recognition than we do.

We differentiate from our competition by providing mission-critical data and analytics to our clients, including strategic views on how to mine data processed through our solution, under less rigid payment obligations to our clients.

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

Our online marketing services competitors have significantly greater capital, technology, resources, and brand recognition than we do.

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

Research and Development

During 2010 and 2011, we incurred research and development expenses of approximately $420,000 and $520,000, respectively, in order to further develop our Cake Marketing software.

Employees

As of December 31, 2011, we had 32 full-time employees and 3 consultants, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

Item 1A. Risk Factors

Our business faces risks.  If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. Our investors and prospective investors should consider the following risks and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding to invest in our common stock.

If we are unable to obtain financing necessary to support our operations, we may be unable to continue as a going concern.

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity and the incurrence of debt to support our operations.  We will need to raise additional working capital to fund our ongoing operations and growth. The amount of our future capital requirements depends primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund our operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our Common Stock. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in us.  Our audited financial statements included in this annual report for the period ended December 31, 2011 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

We have a history of losses, and we expect to continue to operate at a loss and to have negative cash flow from operations for the foreseeable future.

We have a history of continuing losses and negative cash flow from operations. We had cumulative net losses of approximately $800,000 and $1.2 million during 2010 and 2011, respectively. Our operations have been financed primarily through proceeds from the issuance of equity and borrowings under promissory notes. On December 31, 2010 and December 31, 2011, we had approximately $92,000 and $105,000 in cash, respectively. We expect that our expenses will increase substantially as we continue to develop and market our products and services. As a result, we expect to continue to incur losses for the foreseeable future.

Because we expect to continue to incur net losses, we may not be able to implement our business strategy and the price of our stock may decline.

Our net loss from continuing operations has increased in 2011 compared to 2010 and there is no assurance that we will reach profitability in 2012. In addition, in February 2011 we closed our Lead Generation Division, which was a substantial source of revenue and marginally profitable. Accordingly, our ability to operate our business and implement our business strategy may be hampered by negative cash flows in the future, and the value of our stock may decline as a result. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant additional revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

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

●
The downturn in the economy which commenced in 2008 and the continuing weakness in the economy which has led to a large increase in home foreclosures, business failures, unemployment and substantial growth in consumer debt.

Our current and future levels of expenditures are based primarily on our growth plans and estimates of expected future revenues. If our operating results fall below the expectation of investors, our stock price will likely decline significantly.

We face risks related to the credit crisis.

Current uncertainty in the global economic conditions resulting from the disruption in credit markets which commenced in 2008 and continues poses a risk to the overall economy and has adversely affected the online advertising market, which is now highly competitive. These economic conditions have impacted consumer and customer demand for our products, as well as our ability to borrow money to finance our operations, to maintain our key employees, and to manage normal commercial relationships with our customers, suppliers and creditors. For example, customers have spent less on on-line advertising and other services. If a worsening of current conditions or another economic crisis were to occur, our business and results of operations will continue to be negatively impacted.

We face intense competition from other providers of business and financial information.

We compete with many providers of business and financial information, including other Internet companies, for consumers' and advertisers' attention and spending. Our primary online marketing service competitors are Edgar Online, Inc. and The Street.com, Inc., both of which provide services similar to ours and each of which has a well-established market presence. These and other competitors have substantially greater capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. These competitors may also engage in more extensive development of their technologies and may adopt more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

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

Our software may not be successful in gaining market acceptance

In 2010, we expanded into the rapidly growing performance based software business through the formation of our new Cake Marketing Software Division and development of our SaaS model. Our proprietary software streamlines the management of large scale online marketing campaigns for affiliate marketers and advertisers, while its unique ability to simplify online marketing efforts generates immediate cost saving for clients. The software is available for a monthly licensing fee to affiliate marketers, advertising agencies and corporations using a SaaS model. We have invested a substantial amount of time and money in developing and launching our proprietary platform and our annual revenues from the software were approximately $2.4 million in 2011. However, we may have difficulties in reaching market acceptance due to various technical delays and malfunctions which may result in additional expenses and our continual increase in market acceptance will require additional sales, marketing and other customer-acquisition support expenses.

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

Our product development efforts may not be successfully completed. In addition, proposed products may not satisfactorily perform the functions for which they are designed, they may not meet applicable price or performance objectives and unanticipated technical or other problems may occur which result in increased costs or material delays in development. Despite testing by us and by potential end users, problems may be found in new products, tools and services after the commencement of commercial delivery, resulting in loss of, or delay in, market acceptance and other potential damages.

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

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including database software from Microsoft Corporation, and servers hosted at Rackspace Hosting, Inc., Maximum ASP, Inc. and SoftLayer Technologies, Inc. This hardware and software may not continue to be available to us at reasonable prices, or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data or our information technology systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, and to litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, by employee error, malfeasance or otherwise, during the transfer of data to additional data centers or at any time, and may result in someone obtaining unauthorized access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including our intellectual property and other confidential business information, or our information technology systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third party technology providers, via our various Application Programming Interfaces, to access their customer data. Because we do not control the transmissions between our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

Interruptions or delays in service from our third-party data center hosting facilities could impair the delivery of our service and harm our business.

We currently serve our customers from third-party data center hosting facilities located in the United States and United Kingdom. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and may adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Our service is complex and we have incorporated a variety of new computer hardware and software, both developed in-house and acquired from third party vendors.  As a result, our service may have errors or defects that users identify after they begin using it that could result in unanticipated downtime for our subscribers and harm our reputation and our business. Internet-based services frequently contain undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service and new errors in our existing service may be detected in the future. In addition, our customers may use our service in unanticipated ways that may cause a disruption in service for other customers attempting to access their data. Since our customers use our service for important aspects of their business, any errors, defects, disruptions in service or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty or other claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

Our future performance and success depends on our ability to retain our key personnel.

Our future performance and success is heavily dependent upon the continued active participation of our current senior management team, including our President and Chief Executive Officer, Brian Ross, our Chief Operating Officer, Thomas John Gabriele, our General Counsel, Damon Stein, and our Chief Revenue Officer and the President of our Cake Marketing Division, Jeff McCollum. The loss of any of their services could have a material adverse effect on our business development and our ability to execute our growth strategy, resulting in loss of sales and a slower rate of growth. We do not maintain any "key person" life insurance for any of our employees.

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

Any alleged liability could harm our business by damaging our reputation.  Any alleged liability could also require us to incur legal expenses in defense and could expose us to awards of damages and costs including, but not limited to, treble damages for willful infringement, and would likely divert management's attention which could have an adverse effect on our business, results of operations and financial condition.

We cannot assure you that third parties will not claim infringement by us with respect to past, current, or future technologies. Participants in our markets may be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. In addition, these risks are difficult to quantify in light of the continuously evolving nature of laws and regulations governing the Internet. Any claim relating to proprietary rights, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements, and we cannot assure you that we will have adequate insurance coverage or that royalty or licensing agreements will be available on terms acceptable to us or at all. Further, we plan to offer our services and applications to customers worldwide, including to customers in foreign countries that may offer less protection for our intellectual property than the United States. Our failure to protect against misappropriation of our intellectual property and claims against us that we are infringing the intellectual property of third parties could have a negative effect on our business, revenues, financial condition and results of operations.

Evolving Government regulation could adversely affect our business prospects.

We do not know with certainty how existing laws governing issues such as property ownership copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of multimedia and other proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies. Depending on how these laws developed and are interpreted by the judicial system, they could have the effect of:

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

Dilutive securities may adversely impact our stock price.

As of March 23, 2012, the following securities issuable, convertible or exercisable into shares of our Common Stock were outstanding:

●	11,661,750 shares of our Common Stock issuable upon the conversion of our outstanding 8% Series B Convertible Preferred Stock, or Series B Preferred Stock;
●	409,000 shares of Common Stock issuable pursuant to Convertible Promissory Notes in a total principal amount of $204,500, which may be converted at the note holders’ option;

●	12,105,005 shares of Common Stock issuable pursuant to the exercise of warrants; and

●	9,030,000 shares of Common Stock issuable pursuant to the exercise of options.

These securities represent as of March 23, 2012, approximately 43% of our Common Stock on a fully diluted, as converted basis. The exercise of any of these options or warrants and the conversion of any of the preferred stock, both of which have fixed prices, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

From January 1, 2012 through March 23, 2012, holders of 100% of our issued and outstanding Series A Preferred Stock elected to convert their shares of Series A Preferred Stock into shares of our Common Stock. Additionally, holders of $432,500 Convertible Promissory Notes elected to convert their Promissory Notes into shares of our Common Stock. Following these conversions, we issued 2,393,400 shares of our Common Stock to the holders of the Series A Preferred Stock and 1,081,250 shares of our Common Stock to certain holders of the Convertible Promissory Notes.  Such issuance may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders

On March 27, 2012, we amended the Certificate of Designation of 8% Series B Convertible Preferred Stock, or the Series B Certificate of Designation, by the filing of a Certificate of Amendment to the Certificate of Designation of 8% Series B Convertible Preferred Stock, or the Amendment, with the Secretary of State of the State of Delaware, to provide for the mandatory conversion of all of the issued and outstanding Series B Preferred Stock into shares of our Common Stock on March 31, 2012 in accordance with the conversion price provided for in the Series B Certificate of Designation.  Following the conversion on March 31, 2012, we will issue 11,661,750 shares of our Common Stock to the holders of the Series B Preferred Stock.  Such issuance may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

Our internal control over financial reporting was considered ineffective as of December 31, 2010 and 2011, and may continue to be ineffective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the SEC rules promulgated thereunder, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's reports as of the years ended December 31, 2010 and December 31, 2011 identified several material weaknesses and concluded that we did not have effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements. Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

We have not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002 and The Dodd Frank Wall Street Reform and Consumer Protection Act, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the New York Stock Exchange or the Nasdaq Stock Market. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address the board of directors' independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted some of these corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit committee or other independent committees of our Board of Directors.  In the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

The limited market for our Common Stock will make our stock price more volatile.  Therefore, you may have difficulty selling your shares.

The market for our Common Stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Currently, our Common Stock is quoted on the OTCBB and the OTCQB Marketplace. Securities quoted on the OTCBB and OTCQB Marketplace typically have low trading volumes.  Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it difficult or impossible for our shareholders to sell our Common Stock.

There are no restrictions on the sale of our outstanding Common Stock.  Sales by existing shareholders may depress the share price of our Common Stock and may impair our ability to raise additional capital through the sale of equity securities when needed.

As of March 23, 2012 we had 43,736,207 shares of Common Stock issued and outstanding, all of which were freely tradable under Rule 144 under the Securities Act, or registered for re-sale. Following the mandatory conversion of all of our issued and outstanding Series B Preferred Stock into shares of Common Stock on March 31, 2012, we will have an additional 11,661,750 shares of Common Stock issued and outstanding. The possibility that substantial amounts of outstanding Common Stock may be sold in the public market may adversely affect prevailing market prices for our Common Stock.  This could negatively affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

During August 2011, we entered into a three-year lease for approximately 4,400 sq. ft. of office space in Newport Beach, California, effective as of September 1, 2011.  Under the terms of the lease, we pay monthly base rent of $9,680.  Our SaaS business and corporate headquarters is the primary use of this space.

During June 2010, we entered into a one year lease for approximately 1,200 sq. ft. office space in Whitefish, Montana, which commenced on June 1, 2010. We renewed this lease for another year in June 2011. Under the terms of the lease, we are required to pay monthly base rent of $1,500.  Our online marketing business is the primary use of this space.

During December 2010, we entered into a one year lease for approximately 800 sq. ft. office space in Santa Monica, California, which commenced on January 1, 2011. This facility is used for administrative purposes.  Under the terms of the lease, we are required to pay monthly base rent of $1,800, but we also receive $1,350 per month in subtenant payments. The lease is renewable on a monthly basis

We believe that our current leases are adequate and sufficient for the Company's needs in the foreseeable future.

Item 3. Legal Proceedings.

On April 8, 2011, one of our competitors, WebApps, L.L.C., filed a complaint against us, three of our clients and three of their respective officers, in the United States District Court for the Eastern District of Louisiana. We were served with the complaint on May 9, 2011. The complaint, among other things, claims that we, with the aid of the other defendants, engaged in computer fraud and abuse, unlawful access to electronic communications, misappropriation of trade secrets, unfair trade practices, tortious conduct and intentional interference.  The plaintiff alleges among other things that we misappropriated trade secrets by accessing, copying and downloading proprietary information from secure websites operated by the plaintiff without its authorization.  The plaintiff seeks injunctive relief and damages in excess of $1 million, plus attorneys’ fees and costs. In June 2011, the Company filed a partial motion to dismiss and five counter-claims against the plaintiff.  In August 2011, the plaintiff filed a motion to dismiss our counter-claims. On March 20, 2012, each of the motions was granted in part and denied in part, such that all parties have the right to amend their pleadings.

We believe that we have substantial legal and factual defenses to these claims and intend to defend our interests vigorously.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock began quotation on the OTCBB, or the Over-the-Counter Bulletin Board, on January 9, 2008, and is quoted under the symbol "ACLZ.OB".  Our common stock is also quoted on the OTCQB Marketplace. The following table sets forth the high and low bid quotations for the Common Stock as reported on the OTCBB for each quarter during the last two fiscal years. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2010	High	Low

Quarter Ended March 31, 2010	$0.65	$0.51
Quarter Ended June 30, 2010	$0.65	$0.48
Quarter Ended September 30, 2010	$0.64	$0.48
Quarter Ended December 31, 2010	$0.65	$0.50

Fiscal Year Ended December 31, 2011	High	Low

Quarter Ended March 31, 2011	$0.64	$0.38
Quarter Ended June 30, 2011	$0.45	$0.38
Quarter Ended September 30, 2011	$0.45	$0.33
Quarter Ended December 31, 2011	$0.44	$0.26

Stockholders

As of March 26, 2012, there were 122 stockholders of record of our Common Stock.

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock since inception and we do not intend to pay any cash dividends on our Common Stock in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay dividends on Common Stock will be at the discretion of our Board of Directors and will be dependent upon our fiscal condition, results of operations, capital requirements and other factors our Board of Directors may deem relevant.

The holders of our Series A Preferred Stock are entitled to receive a cumulative preferential dividend of 10% per annum on the stated value of the Series A Preferred Stock owned by them. The dividend is payable at our option in cash or shares of Common Stock valued at $0.15 per share.  We have traditionally paid this dividend in shares of Common Stock and we do not intend to pay any cash dividend in the near future. Dividends are payable on a quarterly basis on each of September 1, December 1, March 1, and June 1, and commenced September 1, 2006.

The holders of our Series B Preferred Stock are entitled to receive a cumulative preferential dividend of 8% per annum on the stated value of the Series A Preferred Stock owned by them. The dividend is payable at our option in cash or shares of Common Stock valued at $0.35 per share. We have traditionally paid this dividend in shares of Common Stock and we do not intend to pay any cash dividend in the near future. Dividends are payable on a quarterly basis on each of September 1, December 1, March 1, and June 1, and commenced on December 1, 2007.

Unregistered issuance of Securities

On December 1, 2011 we issued a total of 49,697 shares of Common Stock as PIK Dividends to the holders of our Series A Preferred Stock and 254,419 shares of Common Stock as PIK Dividends to the holders of our Series B Preferred Stock in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act as not involving any public offering.

On December 1, 2011 we issued a total of 24,391 shares of Common Stock to note holders as interest pursuant to our 12% convertible notes payable in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act as not involving any public offering.

Share Repurchases

During the fourth quarter of 2011, we repurchased the following shares of our Common Stock:

Period	(a)Total Number Of Shares Purchased	(a)Average Price Paid per Share	(c)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2011	25,000	$0.10	-0-	-0-
November 1 through November 31, 2011	-0-	-0-	-0-	-0-
December 1 through December 31, 2011	-0-	-0-	-0-	-0-
Total	25,000	$0.10	-0-	-0-

(1)	We do not have a specific authorized repurchase plan or program.

During October 2011, we repurchased 25,000 shares of our Common Stock from a former director for $2,500.  We do not anticipate any additional repurchases of our Common Stock from this former director.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview

We are a multifaceted online marketing services company specializing in the development of performance-based marketing programs and related software solutions for businesses interested in expanding their online advertising presence. The Company owns and operates www.cakemarketing.com, an internally-developed SaaS, platform. Cake Marketing is a hosted software solution that provides an all-inclusive suite of management services for online marketing campaigns. From tracking and reporting to lead distribution, our patent-pending software enables advertisers, affiliate marketers and lead generators a fully scalable and accurate platform developed with a combination of innovative technology and an imaginative approach to doing business online.

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

In February 2011 we decided to discontinue our Lead Generation Division, in order to focus our efforts and resources on our SaaS products and services. After careful review by our management, it became clear that although the Lead Generation Division was a substantial source of revenue for the Company, it was only marginally profitable, and required substantial management attention and financial resources, which would otherwise be invested in more profitable channels. In addition, we decided to discontinue our Lead Generation Division to avoid potential conflict of interest with our SaaS customers, who are providing similar lead generation services. Subsequently, we sold certain assets related to our Lead Generation Division. Commencing March 1, 2011, we discontinued offering lead generation marketing services.

Results of Operations

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Year ended December 31,		Increase/ (Decrease) in $ 2011	Increase/ (Decrease) in % 2011
	2011	2010	vs 2010	vs 2010
Revenue:
Online marketing services	$1,090,817	$973,567	$117,250	12.0%
Software-as-a-service	2,372,250	482,675	1,889,575	391.5%
Total revenues:	3,463,067	1,456,242	2,006,825	137.8%

Operating expenses:
Cost of revenues	512,632	248,945	263,687	105.9%
Research and development	517,667	418,898	98,769	23.6%
Selling, general and administrative	3,310,883	1,984,706	1,326,177	66.8%
Total operating expenses	4,341,182	2,652,549	1,688,633	63.7%

Operating loss	(878,115)	(1,196,307)	318,192	-26.6%

Other expense:
Unrealized loss-marketable securities	(23,880)	-	(23,880)	NM
Interest expense	(316,939)	(129,389)	(187,550)	145.0%
	(340,819)	(129,389)	(211,430)	163.4%

Net loss from continuing operations	(1,218,934)	(1,325,696)	106,762	-8.1%

Discontinued operations
Income from discontinued operations	5,218	568,805	(563,587)	-99.1%
Gain from the disposal of discontinued operations	36,621	-	36,621	NM
Net income from discontinued operations	41,839	568,805	(526,966)	-92.6%

Net loss	$(1,177,095)	$(756,891)	$(420,204)	55.5%

NM: Not meaningful

Revenues

We generate revenues from the following sources: the licensing of our SaaS platform and fees from online marketing services.

Our increase in online marketing services revenues during 2011 when compared to the prior year is due to the increased number of customers using our advertising and other services.

Our increase in SaaS revenues during 2011 when compared to the prior year is due to the increased number of customers using our SaaS products and services, as well as increased revenues from our existing customers resulting from higher usage of our SaaS platform.

The increase in the number of customers using our SaaS products during 2011 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products.

The higher usage by our existing customers of the same products is primarily due to the higher market acceptance among larger users who generate higher volume of transactions.

Cost of Revenue

Cost of revenue consists primarily of web hosting, web-based customer acquisition costs, such as search management, domain registration, and list management. Our increase in cost of revenue during 2011 when compared to the prior year is due primarily to an increase in our web hosting expenses resulting from increased customer usage of our SaaS and online marketing services.

Research and Development Expenses

Research and development expenses consist primarily of payroll expenses and related benefits and facility costs associated with enhancement of our software services.  Our research and development expenses increased during 2011, when compared to the prior year, due to increased staff assigned to the enhancement of our software services, which translated into increased payroll costs and related benefits.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of payroll expenses associated with supporting customer acquisition activities, as well as other general and administrative expenses, including payroll expenses, necessary to support our existing and anticipated growth in our revenues, and legal expenses and professional fees.

The increase in selling, general and administrative expenses during 2011 when compared with the prior year is primarily due to the increased number of employees assigned to support customer acquisition activities, which resulted in increased payroll costs and related benefits as well as increased expenses recognized due to increased fair value of options granted during 2011.

Interest

Interest expense consists of interest charges and amortization of debt discount associated with our convertible notes payable and note payable as well as the fair value of consideration granted to holders of certain convertible promissory notes to induce them to convert such promissory notes.  The increase in interest expense during the year ended December 31, 2011, when compared to the previous year, is primarily due to inducement to holders of certain convertible promissory notes which amounted to $159,000 during the first quarter of 2011, and to a lesser extent, amortization of beneficial features granted to note holders during January 2011.

Unrealized loss-marketable securities

Unrealized loss-marketable securities consists of unrealized losses on an investment in shares of common stock of a former client that settled their accounts with us by issuing such shares during 2011, initially valued at $24,000. At December 31, 2011, the fair value of such shares had decreased by $17,333.  We did not hold marketable securities during 2010.

Net income from discontinued operations

The net income from discontinued operations consists of revenues and operating expenses from our lead generation division which was sold in February of 2011, as well as a gain on the sale in 2011. The decrease in net income from discontinued operations during 2011, when compared with the prior year, is primarily due to lower lead generation revenues during 2011 attributable to our decision in February 2011 to sell our lead generation services. We do not anticipate receiving additional proceeds related to our former lead generation division.

Liquidity and Capital Resources

At December 31, 2011, our cash amounted to approximately $105,000 and our working capital deficit amounted to approximately $325,000.

During 2011, we used cash in our operating activities amounting to approximately $644,000. Our cash used in operating activities was comprised of our net loss of approximately $1,077,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $298,000;
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $167,000; and
•	Fair value of inducement to convertible note holders of approximately $177,000.

Additionally, our cash used in operating activities was impacted by an increase in accounts receivable of approximately $289,000,  resulting from a commensurate increase in our revenues during 2011, offset by an increase in accounts payable and accrued expenses of approximately $110,000 resulting from an accrual for contingencies related to matters discussed in Item 3. Legal Proceedings.

During 2011, our cash used in investing activities amounted to approximately $22,000.  We incurred capital expenditures of approximately $59,000, which consisted primarily of computer equipment.  We also generated proceeds of approximately $36,000 from the sale of our lead generation business.

During 2011, we generated cash from financing activities of approximately $680,000, which primarily consisted of the proceeds from the issuance of a note of $600,000, and proceeds from the exercise of warrants of approximately $200,000.

During 2010, we used cash in our operating activities amounting to approximately $814,000. Our cash used in operating activities was comprised of our net loss of approximately $757,000 adjusted for the following:

•	Fair value of options granted to employees of approximately $139,000;
•	Amortization of capitalized web development and discount on notes payable, and depreciation of fixed assets of approximately $101,000;
•	Provision for bad debt of approximately $62,000, resulting from credit quality issues of certain of our customers;
•	Fair value of shares issued for interest payment of approximately $63,000; and
•	Net cash provided by discontinued operations of approximately $24,000.

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activities:
•	Increase in accounts receivable of approximately $118,000, resulting an increase of our revenues during that period; and
•	Increase in accounts payable and accrued expenses of approximately $50,000, resulting from a slower payment processing to vendors.

During 2010, we incurred capital expenditures of approximately $17,000, which consisted primarily of computer equipment.

During 2010, we generated cash from financing activities of approximately $795,000, which primarily consisted of net proceeds from the issuance of Common Stock for cash of approximately $740,000 and proceeds from the exercise of options of approximately $67,000, offset by the repurchase of shares of Common Stock of $14,000.

We do not believe that we will incur significant additional expenditures to comply with federal and states’ new data privacy and security laws and regulations for the foreseeable future.

Capital Raising Transactions

Exercise of warrants and options

We generated proceeds of approximately $200,000 and $2,000 during 2011 and 2010 pursuant to the exercise of 707,500 and  15,000 warrants, respectively.

We also generated approximately $67,000 pursuant to the exercise of 444,580 options during 2010.

Loan Agreement and related Amendment

On August 23, 2011, we entered into a first amendment to loan agreement, or the Amendment, with Agility Capital II, LLC, or Agility, which Amendment modified certain terms of the loan agreement, or Loan Agreement, dated as of January 3, 2011, between us and Agility, with respect to the note, or 12% Note, we issued to Agility on January 3, 2011 .  The Loan Agreement provided for us to borrow up to $500,000 from Agility.  The Amendment provided for us to borrow an additional $100,000 from Agility.  The Amendment also amended the maturity date of the 12% Note from March 31, 2012 to December 31, 2012, the monthly payment amount of principal from $20,000 to $30,000 and the payment schedule for principal payments from monthly commencing on April 1, 2011 to monthly commencing on January 1, 2012.  The loan continues to accrue interest at a rate of 12% per annum, payable monthly.  The Loan Agreement contains a covenant requiring the Company to achieve specified revenue levels.  The Company is currently in compliance with this covenant.  The Loan Agreement contains additional covenants restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. The occurrence of a material adverse effect will be an event of default under the Loan Agreement, in addition to other customary events of default. In connection with the Loan Agreement, the Company granted the Lender a security interest in all of the Company's personal property and intellectual property

In connection with the Amendment, Agility returned the warrant, or the Original Warrant, to purchase 283,019 shares of the Company’s Common Stock, originally issued in connection with the Loan Agreement, to the Company.  The Company cancelled the Original Warrant on August 23, 2011.

Also in connection with the Amendment, the Company issued to Agility a warrant, or the New Warrant, to purchase 600,000 shares of the Company’s Common Stock at $0.35 per share, subject to certain anti-dilution and price adjustments.  The New Warrant is exercisable for 5 years and expires on August 23, 2016.  Upon a default under the Loan Agreement, the number of shares Agility may purchase under the New Warrant will increase up to a maximum of 350,000 additional shares of Common Stock.

Issuance of common stock pursuant to a private placement

We generated net proceeds of approximately $740,000 during 2010 pursuant to a private placement resulting in the issuance of 2,028,750 shares of our Common Stock.  We paid 105,125 shares of our Common Stock as finders’ fee as well as approximately $70,000 in cash.  In connection with the private placement, we issued to the investors 2,086,875 warrants, exercisable at a price of $0.65 per share and which expire in 2015.

Other outstanding obligations at December 31, 2011

12% Convertible Notes Payable

The Company had 12% convertible promissory notes aggregating $637,000 outstanding at December 31, 2011.  The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied.  The 12% Convertible Notes Payable mature ten days after the maturity date of the Company’s 12% note, or 12% Note.  Effective May 29, 2009, on the maturity date, each holder has the option of having the 12% Convertible Notes Payable prepaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable , after July 1, 2009 and prior to January 10, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

From January 1 to March 23, 2012, holders of $432,500 of the 12% Convertible Notes Payable converted such notes. We issued 1,081,250 shares of our Common Stock to the holders pursuant to such conversion. The remaining principal balance of the 12% Convertible Notes Payable is $204,500 at March 23, 2012.

Series A Preferred Stock

As of December 31, 2011, we had 23,934 shares of Series A Preferred Stock issued and outstanding.  The holders of our Series A Preferred Stock are entitled to receive a cumulative preferential dividend of 10% per annum on the stated value of the Series A Preferred Stock owned by them.  The dividend is payable at our option in cash or shares of Common Stock valued at $0.15 per share.  We do not intend to pay any cash dividend in the near future. Dividends are payable on a quarterly basis on each of September 1, December 1, March 1, and June 1, and commenced September 1, 2006.  From January 1, 2012 through March 23, 2012, holders of 100% of our issued and outstanding Series A Preferred Stock elected to convert their shares of Series A Preferred Stock into shares of our Common Stock. Following these conversions, we issued 2,393,400 shares of our Common Stock to the holders of the Series A Preferred Stock.

Series B Preferred Stock

As of December 31, 2011, we had 116,825 shares of Series B Preferred Stock issued and outstanding.  The holders of our Series B Preferred Stock are entitled to receive a cumulative preferential dividend of 8% per annum on the stated value of the Series B Preferred Stock owned by them. The dividend is payable at our option in cash or shares of Common Stock valued at $0.35 per share.  We do not intend to pay any cash dividend in the near future. Dividends are payable on a quarterly basis on each of September 1, December 1, March 1, and June 1, and commenced December 1, 2007. As of March 23, 2012, 11,661,750 shares of our Common Stock are issuable upon the possible conversion of our outstanding Series B Preferred Stock. On March 27, 2012, we amended the Series B Certificate of Designation to provide for the mandatory conversion of all of the issued and outstanding Series B Preferred Stock into shares of our Common Stock on March 31, 2012 in accordance with the conversion price provided for in the Series B Certificate of Designation.  Following the conversion on March 31, 2012, we will issue approximately 11,661,750 shares of our Common Stock to the holders of the Series B Preferred Stock.

Warrants

As of March 23, 2012, 12,105,005 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of March 23, 2012, 9,030,000 shares of our Common Stock are issuable pursuant to the exercise of options.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $644,000 during 2011. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Share-Based Payment

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 8 in our footnotes for further information regarding our stock-based compensation assumptions and expenses.

We use the Black-Scholes-Merton, or BSM, option-pricing model to estimate the fair value of our options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We exercise judgment in selecting benchmark companies for our expected volatility.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, our management, with the participation of our Chief Executive Officer, who is our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2011, management identified the following material weaknesses:

•	There is no documentation that the Board of Directors monitored or provided oversight responsibility related to financial reporting and related internal controls and considered its effectiveness;

•	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

•	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

•	Since November 2010, our Board of Directors has consisted of only one member and we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements.  We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities.   Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.  Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Amendment to Series B Preferred Stock Certificate of Designation

Given the timing of the event, the following information is included in this Form 10-K pursuant to Items 5.03 “Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” and 5.07 “Submission of Matters to a Vote of Security Holders” of Form 8-K in lieu of filing a Form 8-K.

On March 27, 2012, following the recommendation of our Board of Directors and the written consent on March 27, 2012 of our Board of Directors and the written consent on March 27, 2012 of a majority of the holders of our Series B Preferred Stock, we amended the Series B Certificate of Designation, by the filing of the Amendment with the Secretary of State of the State of Delaware, to provide for the mandatory conversion of all of the issued and outstanding Series B Convertible Preferred Stock into shares of our Common Stock on March 31, 2012 in accordance with the conversion price provided for in the Series B Certificate of Designation.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, attached hereto as Exhibit 3.5.

Amendment to Stock Option Plan

Given the timing of the event, the following information is included in this Form 10-K pursuant to Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.” of Form 8-K in lieu of filing a Form 8-K.

On March 27, 2012, following the consent of our Board of Directors, we amended our equity compensation plan to increase the number of shares available under the plan for non-qualified stock options from 15,000,000 to 22,500,000 and to make certain changes to the amendment provisions of the plan.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the equity compensation plan amendment, attached hereto as Exhibit 10.25.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of March 1, 2012:

Name	Age	Position
Brian Ross	37	President, Chief Executive Officer, Treasurer, Sole Director
Thomas John Gabriele	38	Chief Operating Officer
Jeff McCollum	40	Chief Revenue Officer and President of Cake Marketing Division
Damon Stein	36	General Counsel and Secretary

Brian Ross. Mr. Ross has served as our President, Chief Executive Officer and director since November 2005. He previously served as Senior Vice President of Business Development for iMall, Inc. from 1994 and became Director of Investor Relations in June 1997. iMall, Inc. was acquired by Excite@Home in October 1999. Mr. Ross then served as a Business Development Manager in Excite@Home’s E-Business Services Group until December 1999. After the sale of iMall, Mr. Ross was a founding investor of GreatDomains Inc. which was sold in October 2000 to Verisign. Between 2000 and 2003, he was Director of Business Development for Prime Ventures Inc., a leading Venture Partner firm focusing on early stage companies in Southern California. In July 2004, Mr. Ross became a founding investor in E-force Media, a diversified online marketing company where he acted as interim Director of Business Development. Mr. Ross attended the University of Santa Barbara.

We believe that Mr. Ross is qualified to serve as our sole director for the following reasons: Mr. Ross, who is one of our founders, is an Internet industry veteran with over a decade of experience.  He has been our Chief Executive Officer for more than six years and he has a proven track record with the aforementioned companies, which were all operating in online marketing solutions and e-commerce. Additionally Mr. Ross has played an important role in the development and growth of various Internet companies, taking them from start-up companies through the various stages of their growth cycle.

Thomas John Gabriele. Before joining the Company in January 2011, Mr. Gabriele was Vice President Corporate and Strategic Development of News Digital Media / Fox Audience Network (FAN) / Fox Interactive Media (FIM) since 2007. Between 2005 and 2007 Mr. Gabriele served as Director of Mergers and Acquisitions of Experian Interactive. Before that, he worked in banking for Silicon Valley Bank. Mr. Gabriele graduated in 2002 with a Masters degree in Business Administration from the University of Chicago, Graduate School of Business, and he holds a Bachelors degree in Astrophysics and Molecular Cell Biology from the University of California, Berkeley.

Jeff McCollum. Mr. McCollum has served as our Head of Lead Generation since March 2007. He previously worked at Netscape Communications from 1995 through 1998. He was Director of Business Development at NBCi where he identified, negotiated and closed deals and managed relationships with NBC broadcasting and studio operations from 1999 through 2001. He was co-founder of Ecological Technologies where he also served as Vice President of Business Development and Sales from 2001 through 2004. He was Vice President of Sales for eForce Media, where he was responsible for creating a market, understanding the technology, and generating demand for sales leads within several industries from 2004 through 2007. Mr. McCollum attended the University of Southern California.

Damon Stein. Mr. Stein has served as our General Counsel since January 2007. He previously worked as Director of Marketing/Player Affairs at Beach Sports Group, LLC, a successful sports agency, from 1997 through 2001. After working as a sports agent, Mr. Stein served as a Contract Lawyer for Alschuler, Grossman, Stein & Kahan before joining The Debt Reduction Group, or TDRG, in 2002. Mr. Stein was a founder and partner, and served as General Counsel/President for TDRG until it was acquired by us. Mr. Stein was integrally responsible for growing TDRG from a startup company to a prominent debt negotiation and Internet marketing firm. While at TDRG, Mr. Stein was responsible for legal and financial affairs, while also aiding in many marketing initiatives. Mr. Stein received his Bachelors degree from the University of California at Berkeley. He was then awarded a partial academic scholarship to Pepperdine University where he received his JD/MBA. Mr. Stein is licensed to practice law in California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended December 31, 2011, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

Code of Ethics

We have adopted a Code of Business Conduct Ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics, free of charge, upon request.

Committees of the Board of Directors

Our Board of Directors has not yet established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee. We plan to expand our Board in the future and we will seek to establish an Audit Committee and a Compensation Committee, but this will depend on our ability to attract and retain new directors. The typical functions of such committees are currently being undertaken by the entire Board as a whole. Since the resignation of Chris Meredith from our Board in November 2010, our Board consists of only one member, Mr. Ross.

Audit Committee Financial Expert

Currently no member of our Board is an audit committee financial expert. We do not currently have the resources to recruit a Board member who would also be a financial expert. We may start our recruiting process for such Board member during 2012 if our financial position improves.

Item 11. Executive Compensation.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compen-sation Earnings	All Other Compensation ($) (2)	Total ($)
Brian Ross, Chief Executive Officer and Treasurer(3)	2011 2010	162,938 136,250	- -	- -	- -	- -	- -	7,172 8,660	170,110 144,910
Thomas Gabriele, Chief Operating Officer(4)	2011 2010	150,000 -	-	- -	530,600 (5) -	- -	- -	5,298 -	685,898 -
Jeff McCollum, Chief Revenue Officer and President of Cake Marketing Division (6)	2011 2010	183,625 157,000	- -	- -	- -	- -	- -	6,572 7,232	190,197 164,232
Damon Stein, General Counsel and Secretary (7)	2011 2010	166,625 155,000	- -	- -	9,000 (8) 116,600 (8)	- -	- -	6,656 6,398	182,281 277,998

(1)
The grant date fair dollar value recognized for the stock option awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 7 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)	Includes health-related insurance paid by the Company on behalf of the officer.
(3)	Salary during 2011 includes payments of unpaid salary from prior years amounting to $12,938.
(4)	Mr. Gabriele was appointed Chief Operating Officer effective January 1, 2011.
(5)	Consists of the fair value associated with the issuance of 2,000,000 options granted on January 1, 2011.
(6)	Salary during 2011and 2010 includes payments of unpaid salary from prior years amounting to $33,625 and $7,000, respectively.
(7)	Salary during 2011and 2010 includes payments of unpaid salary from prior years amounting to $16,625 and $5,000, respectively.
(8)	Consists of the fair value associated with the issuance of 275,000 options granted on January 1, 2010 and extension of expiration date by 5 years of 225,000 warrants on September 12, 2011.

We have no plans or arrangements with respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control, except for the following: (i) if we elect to terminate Mr. Ross’s employment without cause during the term of his employment agreement described below, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, and (ii) if we elect to terminate Mr. Stein’s employment without cause during the term of his employment agreement described below, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year as well as any unvested options and bonuses.

Employment Agreements

We have written employment agreements with most of our employees. The main terms of the executive employment or consulting agreements of Brian Ross, our President, Chief Executive Officer, Treasurer, and Director, Thomas John Gabriele, our Chief Operating Officer, Damon Stein, our General Counsel and Secretary, and Jeff McCollum, our Chief Revenue Officer and President of Cake Marketing Division, are summarized below.

Mr. Ross’s employment agreement was amended, effective as of January 1, 2010, and continues until the earlier of January 1, 2013 or its earlier termination or expiration, with an option exercisable by Mr. Ross to renew for an additional 2 years upon 30-days prior notice. The agreement is renewable for additional periods thereafter. Under the agreement Mr. Ross is entitled to an annual base salary of $150,000. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Ross is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, in 2007, Mr. Ross was granted non-qualified stock options to purchase up to 2,000,000 of our shares. The employment agreement may be terminated by either party without cause upon 30-days prior written notice. If we elect to terminate Mr. Ross’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year.  We may also terminate the agreement and Mr. Ross’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions.

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

Mr. McCollum's employment agreement is effective as of March 15, 2007 and continues until termination by either party.  Mr. McCollum’s employment is “at will”, meaning that either party has the right to terminate the agreement at any time without cause by giving notice of such termination to the other party. Under the agreement Mr. McCollum is entitled to an annual base salary of $150,000.  Mr. McCollum is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, Mr. McCollum was granted non-qualified stock options to purchase up to 3,500,000 of our shares as of April 1, 2010. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions.

Mr. Stein’s employment agreement was amended, effective as of January 1, 2010, and continues until the earlier of January 1, 2013 or its earlier termination or expiration, with an option exercisable by Mr. Stein to renew for an additional 2 years upon 30-days prior notice. The agreement is renewable for additional periods thereafter. Under the agreement Mr. Stein is entitled to an annual base salary of $150,000.  If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Stein is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, in 2007 and 2009, Mr. Stein was granted non-qualified stock options to purchase up to an aggregate of 675,000 of our shares, of which all are currently exercisable. The agreement may be terminated by either party without cause upon 30-days prior written notice. If we elect to terminate Mr. Stein’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year as well as any unvested options or bonuses. We may also terminate the agreement and Mr. Stein’s employment immediately upon receipt of a written notice from Mr. Stein that he intends to terminate his employment, and upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2011 by our Executive Officers and Directors

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Brian Ross	2,000,000	--	$0.15	1/1/2017
Thomas Gabriele	500,000 (1)	1,500,000(1)	$0.60	1/1/2021
Jeff McCollum	3,500,000		$0.15	4/1/2017
Damon Stein	400,000 275,000 225,000(2)	- - -	$0.15 $0.65 $0.15	1/1/2017 12/30/2019 12/31/2016

(1)	Consists of options to purchase 2,000,000 shares of Common Stock, vesting on a quarterly basis over a period of 36 months commencing April 1, 2011, of which 500,000 are currently exercisable.
(2)	Consists of warrants deemed compensatory in nature due to the extension of their terms during 2011.

Director Compensation

The current sole member of our Board of Directors, Mr. Brian Ross, does not receive any additional compensation for his services as director.  Mr. Ross is a current executive officer. Mr. Ross's compensation is fully reflected in the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of March 23, 2012 we had 43,736,207 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 1, 2012 by:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

•	our director;

•	each of our executive officers named in the compensation tables in Item 11; and

•	All of our executive officers and director as a group.

	COMMON STOCK

	# OF	% OF	% OF
NAME (1)	SHARES	CLASS	VOTE

Brian Ross (2)	8,100,000	17.7%	14.1%
Jeff McCollum (3)	5,390,000	11.4%	9.2%
Damon Stein (4)	2,375,000	5.4%	4.2%
Thomas Gabriele (5)	666,667	1.9%	1.5%
All officers and directors as a group (4 persons)	17,356,667	36.4%	29.0%

(1)	Unless otherwise indicated, the business address of each person listed is in care of Accelerize New Media, Inc., 2244 West Coast Highway, Newport Beach, CA 92663.
(2)	Includes 2,000,000 vested options.
(3)	Includes 3,500,000 vested options.
(4)	Includes 675,000 vested options and 225,000 exercisable warrants.
(5)	Includes 666,667 options vested and that will vest within the next 60 days.

Securities authorized for issuance under equity compensation plans.

The table below provides information regarding all compensation plans as of the end of the most recently completed fiscal year (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.  Our equity compensation plan was adopted effective as of December 15, 2006 and options may be granted under the plan through December 14, 2016.  The plan was amended effective as of May 17, 2006 to increase the number of shares available under the plan for non-qualified stock options from 4,300,000 to 10,000,000. The plan was further amended effective as of May 5, 2011 to increase the number of shares available under the plan for non-qualified stock options from 10,000,000 to 15,000,000.  The plan was subsequently amended effective as of March 27, 2012 to increase the number of shares available under the plan for non-qualified stock options from 15,000,000 to 22,500,000.  In any year, no optionee may be granted options to acquire in the aggregate more than 500,000 shares. The plan permits the grant of both incentive stock options (if our shareholders approve the plan) and non-qualified stock options.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	9,030,000	$0.28	5,458,334
Total	9,030,000	$0.28	5,458,334

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Related Person Transactions

None.

Director Independence

Mr. Ross is our sole director.  As our Common Stock is currently quoted on the OTCBB and the OTCQB Marketplace, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the Board of Directors meet independence standards prescribed by such rules. Our current director would not qualify as "independent" if we were subject to the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of Sherb & Co., LLP, our independent registered public accounting firm, billed for each of the last two fiscal years for audit services and other services:

Fee Category	2011	2010

Audit Fees (1)	$70,500	$70,500
Audit Related Fees	-	-
Tax Fees (2)	5,000	5,000
All Other Fees	-	-

Total Fees	$75,500	$75,500

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

b.	Exhibits

EXHIBIT NO.	DESCRIPTION

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

3.3	Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.)

3.4	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

3.5**	Certificate of Amendment to the Certificate of Designation of 8% Series B Convertible Preferred Stock.

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

4.2	Form of Preferred Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

4.3
Form of Common Stock Purchase Warrant for 10% Series A Convertible Preferred Stock (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

4.4	Form of Common Stock Purchase Warrant for 8% Series B Convertible Preferred Stock (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007.)

4.5	Warrant to Purchase Stock issued August 23, 2011 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on October 28, 2011)

4.6	Warrant to Purchase Stock issued September 12, 2011 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on October 28, 2011).

10.1*
Employment Agreement of Brian Ross (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.) as amended by Amendment No.1 to Employment Agreement of Brian Ross, dated January 1, 2010 (incorporated by reference to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 26, 2010).

10.2*
Employment Agreement of Damon Stein (incorporated by reference to Amendment No.1 to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on January 31, 2007) as amended by Amendment No.1 to Employment Agreement of Damon Stein, dated January 1, 2010 (incorporated by reference to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 26, 2010).

10.3*	Employment Agreement of Jeff McCollum (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on March 19, 2009.)

10.4*	Employment Agreement of Thomas John Gabriele, dated January 1, 2011 (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 10, 2011).

10.5*	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.6*	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006.)

10.7	Form of Promissory Note (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on April 30, 2007.)

10.8	Form of Note Conversion Agreement (incorporated by reference to the Company’s Current Report on Form 8-K furnished on September 7, 2007.)

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

10.12	Form of Warrant issued to Second Convertible Promissory Note holders (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 26, 2009).

10.13	Form of Subscription Agreement (incorporated by reference as exhibit 4.1 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.14	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.15	Form of Subscription Agreement (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on October 22, 2010).

10.16	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on October 22, 2010).

10.17	Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 7, 2011).

10.18	Intellectual Property Security Agreement (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 7, 2011).

10.19	Form of Subordination Agreement Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 7, 2011).

10.20
Loan Agreement dated January 3, 2011, between the Company and Agility Capital II, LLC (portions of this exhibit have been omitted pursuant to a grant of confidential treatment) (incorporated by reference to the Company's Annual Report on Form 10-K/A (file no. 000-52635) filed on March 8, 2012).

10.21*	Amendment No. 1 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 10, 2011).

10.22*	Amendment No. 2 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 10, 2011).

10.23
Standard Multi-Tenant Office Lease-Gross, dated July 20, 2011, between 2244 West Coast Highway LLC and Accelerize New Media, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on August 9, 2011).

10.24
First Amendment to Loan Agreement, dated August 23, 2011, between Accelerize New Media, Inc. and Agility Capital II, LLC (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on October 28, 2011).

10.25*, **	Amendment No. 3 to Accelerize New Media, Inc. Stock Option Plan.

23.1**	Consent of Sherb & Co., LLP.

31.1**	Rule 13a-14(a) Certification.

31.2**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

101.1***
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (ii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.

*     Management contract or compensatory plan or arrangement
**   Filed herewith.
*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

By:    /S/ Brian Ross
Brian Ross
President, Chief Executive Officer and Treasurer

Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /S/ Brian Ross	President, Chief Executive Officer, Treasurer and Sole Director	March 29, 2012
(Principal executive and accounting officer)

ACCELERIZE NEW MEDIA, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:
Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2011 and 2010	F-3
Statements of Operations for each of the two years in the periods ended December 31, 2011 and 2010	F-4
Statements of Stockholders’ Deficit for each of the two years in the periods ended December 31, 2011 and 2010	F-5
Statements of Cash Flows for each of the two years in the periods ended December 31, 2011 and 2010	F-6
Notes to Financial Statements	F-7 – F-22

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Accelerize New Media, Inc.

We have audited the accompanying balance sheets of Accelerize New Media, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerize New Media, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant losses and has a working capital and stockholders’ deficit.  As more fully described in Note 1, these issues raise substantial doubt about the Company's ability to continue as a going concern.  Management's  plans in  regard  to  these  matters  are  also  described  in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

New York, NY
March 27, 2012

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2011	2010

Current Assets:
Cash	$104,750	$91,603
Accounts receivable, net of allowance for bad debt of $95,301 and $70,813, respectively	423,045	182,296
Prepaid expenses and other assets	54,582	32,151
Marketable securities	120	-
Total current assets	582,497	306,050

Website development costs, net of accumulated amortization of $0 and $342,939, respectively	-	3,911
Property and equipment, net of accumulated depreciation of $20,878 and $13,701, respectively	57,689	15,067
Deferred financing fees	3,351	24,584
Total assets	$643,537	$349,612

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$416,020	$306,416
Net assets and liabilities of discontinued operations	-	7,033
Deferred revenues	75,242	-
Note payable and accrued interest, net of debt discount of $91,338 and $0	416,509	-
Convertible notes payable and accrued interest, net of debt discount of $0 and $5,250	-	531,667
Total current liabilities	907,771	845,116

Convertible notes payable and accrued interest, net of debt discount of $18,289 and $88,765, respectively	625,081	559,555
Total liabilities	1,532,852	1,404,671

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, 23,934 and 53,000 issued and outstanding	322,339	713,567
Series B, 116,625 issued and outstanding	3,565,813	3,565,813
Common stock; $.001 par value; 100,000,000 shares authorized; 39,851,307 and 33,524,932 issued and outstanding	39,851	33,525
Additional paid-in capital	11,435,494	9,333,911
Accumulated deficit	(16,252,812)	(14,701,875)

Total stockholders’ deficit	(889,315)	(1,055,059)

Total liabilities and stockholders’ deficit	$643,537	$349,612

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	December 31,	December 31,
	2011	2010

Revenues:
Online marketing services	$1,090,817	$973,567
Software-as-a-service	2,372,250	482,675
Total revenues:	3,463,067	1,456,242

Operating expenses:
Cost of revenues	512,632	248,945
Research and development	517,667	418,898
Selling, general and administrative	3,310,883	1,984,706
Total operating expenses	4,341,182	2,652,549

Operating loss	(878,115)	(1,196,307)

Other expense:
Unrealized loss- marketable securities	(23,880)	-
Interest expense	(316,939)	(129,389)
	(340,819)	(129,389)

Net loss from continuing operations	(1,218,934)	(1,325,696)

Discontinued operations:
Income from discontinued operations	5,218	568,805
Gain from the disposal of discontinued operations	36,621	-
Net income from discontinued operations	41,839	568,805

Net loss	(1,177,095)	(756,891)

Less dividends series A and B preferred stock	373,842	407,176

Net loss attributable to common stock	$(1,550,937)	$(1,164,067)

Earnings per share:
Basic
Continuing operations	$(0.04)	$(0.06)
Discontinued operations	-	0.01
Net per share	$(0.04)	$(0.04)

Diluted
Continuing operations	$(0.04)	$(0.06)
Discontinued operations	-	0.01
Net per share	$(0.04)	$(0.04)

Basic weighted average common shares outstanding	37,376,270	31,502,237
Diluted weighted average common shares outstanding-continuing operations	37,376,270	31,502,237
Diluted weighted average common shares outstanding-discontinued operations	42,710,913	39,727,122

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
From January 1, 2010 to December 31, 2011

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Total Stockholders'
	Shares	$	Shares	$	Shares	$	Stock	Capital	Deficit	Deficit

Balance, January 1, 2010	54,000	$728,567	116,625	$3,565,813	30,149,567	$30,150	$(52,000)	$7,965,205	$(13,537,808)	$(1,300,073)

Net proceeds from issuance of common stock for cash	-	-	-	-	2,028,750	2,029	-	738,311	-	740,340
Conversion of Series A Preferred Stock	(1,000)	(15,000)	-	-	100,000	100	-	14,900	-	-
Fair value of shares issued for finder's fee	-	-	-	-	105,125	105	-	(105)	-	-
Fair value of warrants issued for services	-	-	-	-	-	-	-	4,906	-	4,906
Fair value of options granted	-	-	-	-	-	-	-	138,587	-	138,587
Fair value of shares issued for interest payement	-	-	-	-	116,120	116	-	63,019	-	63,135
Exercise of options	-	-	-	-	444,580	444	-	66,243	-	66,687
Exercise of warrants	-	-	-	-	15,000	15	-	2,235	-	2,250
Cashless exercise of options	-	-	-	-	48,936	49	-	(49)	-	-
Preferred stock dividends	-	-	-	-	1,176,854	1,177	-	405,999	(407,176)	-
Retired treasury stock	-	-	-	-	(660,000)	(660)	66,000	(65,340)	-	-
Repurchase of common stock	-	-	-	-	-	-	(14,000)	-	-	(14,000)
Net loss	-	-	-	-	-	-	-	-	(756,891)	(756,891)
Ending balance, December 31, 2010	53,000	713,567	116,625	3,565,813	33,524,932	33,525	-	9,333,911	(14,701,875)	(1,055,059)

Conversion of Series A Preferred Stock	(29,066)	(391,228)	-	-	2,906,666	2,907	-	388,321	-	-
Conversion of 10% Notes Payable	-	-	-	-	1,325,000	1,325	-	528,675	-	530,000
Fair value of inducement to note holders	-	-	-	-	-	-	-	176,645	-	176,645
Fair value of options	-	-	-	-	-	-	-	297,776	-	297,776
Fair value of shares issued for interest payement	-	-	-	-	24,391	24	-	8,511	-	8,535
Beneficial conversion feature	-	-	-	-	-	-	-	141,257	-	141,257
Fair value of modification of warrants- compensation	-	-	-	-	-	-	-	9,000	-	9,000
Exercise of options	-	-	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	707,500	708	-	198,918	-	199,626
Cashless exercise of warrants	-	-	-	-	375,428	375	-	(375)	-	-
Preferred stock dividends	-	-	-	-	1,187,390	1,187	-	372,655	(373,842)	-
Repurchase of common stock	-	-	-	-	(200,000)	(200)	-	(19,800)	-	(20,000)
Net loss	-	-	-	-	-	-	-	-	(1,177,095)	(1,177,095)
Ending balance, December 31, 2011	23,934	$322,339	116,625	$3,565,813	39,851,307	$39,851	$-	$11,435,494	$(16,252,812)	$(889,315)

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss from continuing operations	$(1,218,934)	$(1,325,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,342	101,210
Amortization of debt discount	146,877	101,372
Provision for bad debt	24,488	61,802
Fair value of warrant modifications- compensation	9,000	-
Fair value of inducement to converible note holders	176,645	-
Fair value of warrants issued for services	-	4,906
Fair value of options	297,776	138,587
Fair value of shares issued for interest payment	8,535	63,135
Unrealized loss on marketable securities	23,880	-
Changes in operating assets and liabilities:
Accounts receivable	(289,237)	(118,321)
Prepaid expenses	(12,153)	23,519
Domain name rights	-	(25,774)
Deferred tax asset	1,564	27,652
Other assets	(10,278)	(3,900)
Accrued interest	(4,020)	7,450
Accounts payable and accrued expenses	109,604	83,609
Deferred tax liability	(1,564)	(27,652)
Deferred revenues	75,242	-
Net cash used in continuing operations	(642,233)	(888,101)
Net cash (used in) provided by discontinued operations	(1,815)	73,676
Net cash used in operating activities	(644,048)	(814,425)

Cash flows used in investing activities:
Capital expenditures	(59,052)	(17,416)
Proceeds from sale of lead generation business	36,621	-

Net cash used in investing activities	(22,431)	(17,416)

Cash flows from financing activities:
Proceeds from notes payable	600,000	-
Principal repayments on notes payable	(100,000)	-
Net proceeds from issuance of common stock for cash	-	740,340
Net proceeds from exercise of warrants	199,626	2,250
Net proceeds from exercise of options	-	66,687
Repurchase of shares of common stock	(20,000)	(14,000)

Net cash provided by financing activities	679,626	795,277

Net increase (decrease) in cash	13,147	(36,564)

Cash, beginning of year	91,603	128,167

Cash, end of year	$104,750	$91,603

Supplemental disclosures of cash flow information:
Cash paid for interest	$43,190	$121,990

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Beneficial conversion feature associated with convertible notes payable	$141,257	$-
Acquisition of marketable securities to satisfy account receivable	$24,000	$-
Write-off of fixed assets and capitalized web development	$356,104	$32,069
Conversion of preferred stock Series A to common stock	$391,228	$15,000
Conversion of note payable to common stock	$530,000	$-
Cashless exercise of warrants and options	$375	$49
Preferred stock dividends	$373,842	$407,176
Retirement of treasury stock	$-	$66,000
Fair value of shares issued as finder's fee	$-	$105

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN:

Accelerize New Media, Inc., or the Company, a Delaware corporation, incorporated in November 2005, is an online-based media and customer acquisition solutions provider.

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

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $644,000 during 2011.  The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Reclassification

The financial statements for 2010 have been reclassified to reflect the Company’s discontinued operations and the Company’s research and development expenses, which were previously included in selling, general, and administrative expenses.

Loss from Continuing Operations

The loss from continuing operations was $1,218,934 and $ 1,325,696 during 2011 and 2010, respectively. Revenues were $ 3,463,067 and $ 1,456,242 for 2011 and 2010, respectively.  Operating expenses were $4,341,182 and $ 2,652,549 for 2011 and 2010, respectively.  Interest expense was $ 316,939 and $129,389 during 2011 and 2010, respectively.  Unrealized loss on marketable securities held for sale amounted to $23,880 during 2011.

Net Income from Discontinued Operations

Net income from discontinued operations amounted to $41,839 and $568,805 during 2011 and 2010, respectively. The net income from discontinued operations during 2011 and 2010, consists of revenue from discontinued operations of $140,144 and $2,247,311, respectively, operating expenses of $134,926 and $1,678,443, respectively, and gain from the disposal of discontinued operations of $36,621 and $0, respectively. During 2011 and 2010, the Company wrote down its goodwill by $38,000 and $25,000, respectively, which is included in the net income from discontinued operations.

Assets and Liabilities from Discontinued Operations

Comparative balance sheets of the discontinued operations are as follows:

	December 31, 2011	December 31, 2010
Accounts receivable, net	$-	$56,246
Property and equipment, net	-	2,367
Goodwill	-	38,000
Total assets	$-	$96,613

Accounts payable	$-	$39,910
Deferred revenue	-	63,736
Total liabilities	$-	$103,646

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less, when purchased, to be cash equivalents.

Accounts Receivable

The Company’s accounts receivable are due primarily from advertising, affiliate marketing, and lead generation companies. Collateral is generally not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments. Based on this review, the Company specifically reserves for those accounts deemed uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts was $95,301 and $70,813 as of December 31, 2011 and 2010, respectively.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During 2011, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. None of the Company’s customers accounted for more than 10% of its accounts receivables at December 31, 2011.   One of the Company’s customers accounted for 12% of its accounts receivable at December 31, 2010.

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

Product Concentration

The Company generates its revenues from the following two activities: software licensing and online marketing services.

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

Marketable securities consist of equity securities of a publicly-traded company.  These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. The Company regarded the decline in fair value of its marketable securities to be “other than temporary,” accordingly the unrealized loss was recorded in the other expenses section in the Company’s Statements of Operations.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, note and convertible promissory notes payable approximate their fair value due to the short maturity of these items.

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

The Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock.  While the Company’s 12% convertible promissory notes or 12% Convertible Notes Payable and the warrants issued in connection with the 12% Note Payable did not provide variability involving sales volume, stock index, commodity price, revenue targets, among other things, they do provide for variability involving future equity offerings and issuance of equity-linked financial instruments.  While the instruments did not contain an exercise contingency, the settlement of the 12% Convertible Notes Payable and the warrants issued in connection with the 12% Note Payable would not equal the difference between the fair value of a fixed number of shares of the Company’s Common Stock and a fixed stock price.  Accordingly, they are not indexed to the Company’s stock price.

However, the Company believes that it has no derivative liabilities associated with such instruments at December 31, 2011 because the Company believes that it will not issue additional consideration, beyond those already granted, 1) to the holders of the 12% Convertible Notes Payable, a substantial number of which have converted their 12% Convertible Note Payable during the first quarter of 2012, 2) the likelihood that the Company will trigger the subsequent financing reset provision of the warrants issued in connection with the 12% Note Payable is more remote than possible, but certainly not probable.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $180,235 and $172,291 during 2011 and 2010, respectively.

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

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with ASC No. 985-30, Software-Research and Development. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first.  The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at December 31, 2011.

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

Segment Reporting

The Company generates revenues from two sources: 1) SaaS, and 2) online marketing services. The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	December 31,	December 31,
	2011	2010
Numerator:
Net loss from continuing operations	$(1,218,934)	$(1,325,696)
Preferred stock dividends	(373,842)	(407,176)
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders-as adjusted	$(1,592,776)	$(1,732,872)

Net income from discontinued operations	$41,839	$568,805

Denominator:
Denominator for basic earnings per share--weighted average shares	37,376,270	31,502,237
Effect of dilutive securities- for discontinued operations only:
Stock options	3,982,439	4,521,111
Warrants	1,352,204	3,703,774
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	42,710,913	39,727,122

Earnings (loss) per share:
Basic
Continuing operations, as adjusted	$(0.04)	$(0.06)
Discontinued operations	$0.00	$0.01
Net earnings (loss) per share- basic	$(0.04)	$(0.04)

Diluted
Continuing operations, as adjusted	$(0.04)	$(0.06)
Discontinued operations	$0.00	$0.01
Net earnings(loss) per shares-diluted	$(0.04)	$(0.04)

The weighted-average anti-dilutive common share equivalents are as follows:

	Fiscal Year Ended
	December 31,
	2011	2010

Series A Preferred Stock	3,846,700	5,300,000
Series B Preferred Stock	11,662,500	11,662,500
Convertible notes payable	1,274,000	2,334,000
Options	9,030,000	7,085,000
Warrants	12,440,255	13,342,755
	38,253,455	39,724,255

 The anti-dilutive common shares outstanding at December 31, 2011 and 2010 are as follows:

	2011	2010

Series A Preferred Stock	2,393,400	5,300,000
Series B Preferred Stock	11,662,500	11,662,500
Convertible notes payable	1,274,000	2,334,000
Options	9,030,000	7,085,000
Warrants	12,440,255	13,342,755
	36,800,155	39,724,255

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	December 31, 2011	December 31, 2010
Computer equipment and software	$45,537	$26,667
Office furniture and equipment	33,030	2,091
	78,567	28,758
Accumulated depreciation	(20,878)	(13,691)
	$57,689	$15,067

During 2011, the Company wrote off certain assets that had been fully depreciated during the period amounting to approximately $9,000.

Depreciation expense amounted to $16,744 and $6,872 during 2011 and 2010, respectively.

NOTE 3: PREPAID EXPENSES

At December 31, 2011, the prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 4: WEBSITE DEVELOPMENT COSTS

Website development costs, net of accumulated amortization are as follows:

	December 31,	December 31,
	2011	2010
Website development costs	$-	$346,850
Less: accumulated amortization	-	(342,939)
Website development costs, net	$-	$3,911

Amortization expense of the website development costs amounted to $3,911 and $69,130 during 2011 and 2010, respectively.

During 2011, the Company wrote off its website development costs of $346,850, which had been fully amortized during the period.

NOTE 5: GOODWILL

At December 31, 2010, the Company wrote-down the value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4  “Intangibles-Goodwill and Other” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company wrote-down $38,000 and $26,000 during 2011 and 2010, respectively. The $38,000 carrying value of goodwill was reclassified to discontinued operations in 2010.

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

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

On January 3, 2011, the Company converted the 10% Convertible Notes Payable with principal aggregating $530,000 into 1,325,000 shares of its Common Stock, at $0.40 per share.  The fair value of the inducement to the holders of the 10% Convertible Notes Payable amounted to $159,000 and is included in interest expense in the accompanying statement of operations for 2011.

12% Convertible Notes Payable

The Company had 12% convertible promissory notes aggregating $637,000 outstanding at December 31, 2011 and 2010.  The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied.  The 12% Convertible Notes Payable mature ten days after the maturity date of the Company’s 12% note, or 12% Note.  Effective May 29, 2009, on the maturity date, each holder has the option of having the 12% Convertible Notes Payable prepaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable , after July 1, 2009 and prior to January 10, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

Note Payable

During 2011, the Company issued a note payable, aggregating $500,000.  The 12% Note bears interest at a rate of 12% per annum and matures on March 31, 2012. Interest is payable monthly.  Effective April 1, 2011 the Company made monthly principal payments of $20,000. In connection with issuance of the 12% Note, the Company granted warrants to the holder to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants was equal to the lower of (i) $0.53 per share, or (ii) the price per share at which the Company sells or issues its Common Stock after the issue date of the 12% Note in a transaction or series of transactions in which the Company receives at least $500,000.  The exercise price of such warrants, adjusted for subsequent financing reset provision, may not have been less than $0.35 per share.

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

The Company accounted for the cancellation of the initial warrants in January 2011 and the grant of 600,000 warrants in August 2011, a modification of terms for the grants of 283,019 warrants issued in January 2011, and a new grant of 316,981 warrants.  As a result of the grants and modification of warrants, the Company recognized as a beneficial conversion feature a debt discount of $141,257, which is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

The interest and amortization expense associated with the Convertible Notes Payable and Note Payable amounted to $316,939 and $129,389 during 2011 and 2010, respectively.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for 2010 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	1,176,854	$407,176	$0.52-0.55
Payment of interest on 10% and 12%
Convertible Notes Payable	116,120	$63,135	$0.52-0.55
Conversion of Series A Preferred Stock into common stock	100,000	$15,000	$0.001
Cashless exercise of options	48,936	$49	$0.001
Exercise of stock options	444,580	$66,687	$0.15
Exercise of warrants	15,000	$2,250	$0.15
Private Placement, net of finder's fee of $70,460	2,028,750	$741,040	$0.37
Finder's fee paid in common stock	105,125	$66,844	$0.55-$0.73
Retired treasury stock	660,000	$66,000	$0.10
Repurchase of common stock	160,000	$16,000	$0.10

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for 2011 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	1,187,390	$373,842	$0.35-0.45
Payment of interest on 10% and 12%
Convertible Notes Payable	24,391	$8,535	$0.35-0.45
Conversion of Series A Preferred Stock into common stock	2,906,666	$391,228	$0.001
Cashless exercise of warrants	375,428	$375	$0.001
Exercise of warrants	707,500	$199,626	$0.15-0.35
Repurchase of common stock	200,000	$20,000	$0.10
Conversion of 10% Notes Payable to Common Stock	1,325,000	$530,000	$0.40

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

The shares of Series A Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the holder, and converted at $0.15 per share. The shares of Series A Preferred Stock are convertible into shares of common stock, at any time, at the option of the holder and a conversion price of $0.15 per share, at an initial rate of conversion of 100 shares of common stock for each one share of Series A Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of common stock or other securities convertible into shares of common stock at an effective price less than $0.15 per share. In the event a public market is established for the Company’s common stock, the 10% Series A Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its common stock is $0.40 or more per share for 10 consecutive trading days and the average daily volume is at least 100,000 shares. This has not occurred as of December 31, 2011.

During 2011, the Company issued 2,906,666 shares of its common stock pursuant to conversion of 29,067 shares of Series A Preferred Stock.

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

The shares of Series B Preferred Stock include a liquidation preference corresponding to the amount invested. All issued or accrued but unpaid dividends may also be converted at the election of the Holder, and converted at $0.35 per share. The shares of Series B Preferred Stock are convertible into shares of common stock, at any time, at the option of the holder and a conversion price of $0.35 per share, at an initial rate of conversion of 100 shares of common stock for each one share of Series B Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of common stock or other securities convertible into shares of common stock at an effective price less than $0.35 per share.  In the event a public market is established for the Company’s common stock, the Series B Preferred Stock is subject to mandatory conversion by the Company upon a 30 day notice if the average closing price of its common stock is $1.00 or more per share for 10 consecutive trading days. This has not occurred as of December 31, 2011.

The rights of the holders of the Series B Preferred Stock are subordinate to the rights of the holders of Series A Preferred Stock.

Warrants

The following is a summary of the Company’s activity related to its warrants between January 1, 2010 and December 31, 2011:

			Weighted
			Average
		Weighted	Remaining
		Average Price	Contractual
	Warrants	Per Share	Term
Balance, January 1, 2010	11,240,880	$0.33
Granted	2,116,875	0.65
Exercised	(15,000)	0.15
Forfeitures	-	-
Outstanding at December 31, 2010	13,342,755	$0.38	3.13
Granted	600,000	0.35
Exercised	(1,502,500)	0.29
Forfeitures	-	-
Outstanding and exercisable at December 31, 2011	12,440,255	$0.46	2.40

With the exceptions of 2,086,875 warrants issued in connection with the Company’s issuance of its Common Stock during 2010, the fair value of the warrants granted or modified during 2011 and 2010 is based on the Black Scholes Model using the following assumptions:

	2011	2010
Effective Exercise price	$0.35-0.65	$0.65
Effective Market price	$0.35-0.65	0.65
Volatility	56%	56%
Risk-free interest	0.54-1.7%	0.54%
Terms	5 years	5 years
Expected dividend rate	0%	0%

The Company modified certain of its warrants during 2011 as follows:

During January 2011 the Company reduced the exercise price of the warrants issued in connection with both the 10% and 12% convertible notes payable from $0.55 to $0.40. The fair value of these warrant modifications amounted to $17,645, and was recorded as a interest expense and as an increase to additional paid-in capital.

During January 2011, in connection with the issuance of the 12% Note the Company issued warrants to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants were equal to the lower of (i) $0.53 or (ii) the price per share at which the Company sells or issues its capital stock during the period the warrants are outstanding in a transaction or series of transactions in which the Company receives at least $500,000, provided that such price per share shall in no case be less than $0.35.  The warrants expire in January 2016.

During August 2011, the Company in connection with the modification of the terms of the Company’s 12% Note, cancelled the initial warrants issued in January 2011, and granted 600,000 warrants to the holder at an exercise price of $0.35 per share with an expiration date of August 23, 2016.  The Company accounted for the cancellation of the initial warrants in January 2011 and the grant of 600,000 warrants in August 2011 was accounted for as modification of terms for the grants of 283,019 warrants issued in January 2011 and a new grant of 316,981 warrants.  As a result of the grants and modification of warrants, the Company recognized as beneficial conversion features a debt discount of $141,257, which is reflected as additional paid-in capital and corresponding debt discount.

During September 2011, the Company extended the expiration of certain warrants issued to one of its officers from January 1, 2012 to January 1, 2017.  The fair value of such modification amounted to $9,000 and was recorded as a selling, general and administrative expense and as an increase to additional paid-in capital.

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Accelerize New Media, Inc. Stock Option Plan , or the Plan). The total number of shares of capital stock of the Company that may be subject to options under the Plan is 15,000,000 shares of common stock, following an increase of 5,000,000 shares of common stock in May 2011, from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of common stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during 2011 and 2010 is based on the Black Scholes Model using the following assumptions:

	2011	2010
Effective Exercise price	$0.35-0.60	$0.52-0.55
Effective Market price	$0.35-0.60	$0.52-0.55
Volatility	56%	57-62%
Risk-free interest	0.8-1.6%	1.3-2.6%
Terms	5 years	5 years
Expected dividend rate	0%	0%

Because the period on which the Company can base the computation of its historical volatility is shorter than the terms used to value the options granted by the Company, the expected volatility is based on the historical volatility of publicly-traded companies comparable to the Company.

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Price	Contractual	Intrinsic
	Options	Per Share	Term	Value
Balance, January 1, 2010	7,602,500	$0.18
Granted	325,000	0.55
Exercised	(511,666)	0.13
Forfeitures	(330,834)	0.44
Outstanding at December 31, 2010	7,085,000	$0.20	3.39
Granted	2,150,000	0.59
Exercised	-	-
Forfeitures	(205,000)	0.58
Outstanding at December 31, 2011	9,030,000	$0.28	6.30	$1,245,000
Exercisable at December 31, 2011	7,315,041	0.21	5.6	$1,245,000

	2011	2010
Weighted-average grant date fair value	$0.26	$0.29
Fair value of options, recognized as selling, general, and administrative expenses	$297,776	$138,587

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $37,000 at December 31, 2011 and the Company expects that it will be recognized over the following weighted-average period of 18 months.

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

NOTE 8: INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended
	December 31,
	2011	2010
Statutory federal rate	(34.0%)	(34.0%)
State income taxes net of federal income tax benefit	(5.2%)	(5.2%)
Permanent differences for tax purposes, primarily due non-cash financing costs	14.7%	7.3%
Change in valuation allowance	24.5%	31.9%
Effective income tax rate:	0.0%	0.0%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryovers	$3,162,000	$3,033,000
Stock-based compensation	360,000	477,000
Other temporary differences	85,000	57,000
Total deferred tax assets	3,607,000	3,567,000
Valuation allowance	(3,607,000)	(3,567,000)
Net deferred tax asset	$-	$-

At December 31, 2011, the Company had available net operating loss carryovers of approximately $8.1 million that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.  The valuation allowance for the deferred tax asset increased by $40,000 and $401,000 during the fiscal years ended September 30, 2011 and 2010 respectively.  The net change in the valuation allowance is primarily due to lapses of expired options.

NOTE 9: COMMITMENTS

The Company entered into a 3-year lease for certain office space in Newport Beach, California, effective on September 1, 2011.  Under the terms of the lease, the Company pays monthly base rent of $9,680.

During June 2011, the Company renewed a 1-year lease for certain office space in Whitefish, Montana, with a monthly base rent of $1,500.

Future annual minimum payments required under operating lease obligations at December 31, 2011 are as follows:

Future Minimum
Lease Payments
2012	$125,160
2013	$116,160
2014	$77,440

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

The commitments under such agreements over the next year is as follows:

Year	Commitments
2012	$400,000

NOTE 10: CONTINGENCIES

During 2011, one of the Company’s competitors filed a complaint against the Company, three of its clients and three of their respective officers, in the United States District Court for the Eastern District of Louisiana.   The plaintiff claims, among other things, that the Company, with the aid of the other defendants, engaged in computer fraud and abuse, unlawful access to electronic communications, misappropriation of trade secrets, unfair trade practices, tortious conduct and intentional interference.  The plaintiff alleges among other things that the Company misappropriated trade secrets by accessing, copying and downloading proprietary information from secure websites operated by the plaintiff without its authorization.  The plaintiff seeks injunctive relief and damages in excess of $1 million, plus attorneys’ fees and costs.  In June 2011, the Company filed a partial motion to dismiss and five counter-claims against the plaintiff.  In August 2011, the plaintiff filed a motion to dismiss the Company’s counter-claims.  On March 20, 2012, each of the motions was granted in part and denied in part, such that all parties have the right to amend their pleadings.

While the Company intends to vigorously defend this matter, there exists the possibility of adverse outcomes that the Company cannot determine. These matters are subject to inherent uncertainties and management's view of these matters may change in the future.  The Company accrued $100,000 at December 31, 2011 in connection with this claim.

NOTE 11: SUBSEQUENT EVENTS

Significant Transactions resulting in issuance of shares of Common Stock

Between January 1 and March 27, 2012, the Company issued 2,393,400 shares of its common stock pursuant to the conversion of 23,934 shares of its Series A Preferred Stock.

On March 27, 2012, the Company amended the Certificate of Designation of 8% Series B Convertible Preferred Stock, or the Series B Certificate of Designation, by the filing of a Certificate of Amendment to the Certificate of Designation of 8% Series B Convertible Preferred Stock, with the Secretary of State of the State of Delaware, to provide for the mandatory conversion of all of the issued and outstanding Series B Preferred Stock into shares of our Common Stock on March 31, 2012 in accordance with the conversion price provided for in the Series B Certificate of Designation.  Following the conversion on March 31, 2012, the Company expects to issue 11,662,500 shares of its Common Stock to the holders of the Series B Preferred Stock.

Between January 1 and March 27, 2012, the Company issued 1,081,250 shares of its common stock pursuant to the conversion of $432,500 12% Convertible Note Payable.

Increase in maximum number of shares of Common Stock under the Plan

On March 27, 2012, the Company approved an increase in the maximum number of shares of Common Stock, which can be issued to employees, consultants and other service providers under the Plan, from 15,000,000 shares to 22,500,000 shares of Common Stock.