Form 10-Q
period 2012-03-31
ACCELERIZE NEW MEDIA INC
filed 2012-05-07
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to __________

Commission File Number: 000-52635

ACCELERIZE NEW MEDIA, INC.
(Exact name of registrant specified in charter)

Delaware	20-3858769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2244 WEST COAST HIGHWAY, SUITE 250
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 4, 2012 was 55,676,059.

 When used in this quarterly report, the terms “Accelerize,” “the Company,” “ we,” “our,” and “us” refer to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 29, 2012. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE NEW MEDIA, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	March 31,	December 31,
ASSETS	2012	2011
	(Unaudited)	(1)
Current Assets:
Cash	$65,732	$104,750
Accounts receivable, net of allowance for bad debt of $25,053 and $95,301	415,651	423,045
Prepaid expenses and other assets	71,078	54,582
Marketable securities	120	120
Total current assets	552,581	582,497

Property and equipment, net of accumulated depreciation of $27,848 and $20,878	55,803	57,689

Deferred financing fees	-	3,351
Total assets	$608,384	$643,537

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$572,939	$416,020
Deferred revenues	39,159	75,242
Convertible notes payable and accrued interest, net of debt discount of -0- and $18,289	194,713	-
Notes payable and accrued interest, net of debt discount of $62,202 and $91,338	351,998	416,509
Total current liabilities	1,158,809	907,771

Convertible notes payable and accrued interest, net of debt discount of -0- and $18,289	-	625,081
Total liabilities	1,158,809	1,532,852

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, -0- and 23,934 issued and outstanding	-	322,339
Series B, -0- and 116,625 issued and outstanding	-	3,565,813
Common stock; $.001 par value; 100,000,000 shares authorized; 55,676,059 and 39,851,307 issued and outstanding	55,676	39,851
Additional paid-in capital	16,014,932	11,435,494
Accumulated deficit	(16,621,033)	(16,252,812)

Total stockholders’ deficit	(550,425)	(889,315)

Total liabilities and stockholders’ deficit	$608,384	$643,537

(1) Derived from audited financial statements
See Notes to Unaudited Financial Statements

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month periods ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues:
Software-as-a-Service	$1,048,365	$334,062
Online marketing services	133,033	368,251
Total revenues:	1,181,398	702,313

Operating expenses:
Cost of revenue	182,607	110,427
Research and development	232,604	118,721
Selling, general and administrative	997,796	691,502
Total operating expenses	1,413,007	920,650

Operating loss	(231,609)	(218,337)

Other expense:
Interest expense	(53,380)	(197,138)
	(53,380)	(197,138)

Net loss from continuing operations	(284,989)	(415,475)

Discontinued operations
Income (loss) from discontinued operations	-	(2,795)
Gain from the disposal of discontinued operations	-	20,000
Net income from discontinued operations	-	17,205

Less dividends series A and B preferred stock	83,232	100,122

Net loss attributable to common stock	$(368,221)	$(498,392)

Earnings per share:
Basic
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	-	0.00
Net per share	$(0.01)	$(0.01)

Diluted
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	-	0.00
Net per share	$(0.01)	$(0.02)

Basic weighted average common shares outstanding	42,139,371	33,940,507
Diluted weighted average common shares outstanding	42,139,371	33,940,507

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Three-month periods ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss from continuing operations	$(284,989)	$(415,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,971	16,300
Amortization of debt discount	50,777	32,047
Provision for bad debt	21,804	2,899
Fair value of warrant modifications- convertible notes	-	17,645
Fair value of inducement to converible note holders	-	159,000
Fair value of options	55,840	80,593
Changes in operating assets and liabilities:
Accounts receivable	(14,409)	(146,716)
Prepaid expenses	(9,497)	1,123
Deferred tax asset	-	1,034
Other assets	(7,000)	-
Accrued interest	196	5,108
Accounts payable and accrued expenses	156,918	(64,098)
Deferred tax liability	-	(1,034)
Deferred revenues	(36,083)	-
Net cash used in continuing operations	(59,472)	(311,574)
Net cash (used in) provided by discontinued operations	-	2,217
Net cash used in operating activities	(59,472)	(309,357)

Cash flows used in investing activities:
Capital expenditures	(5,084)	(9,497)
Proceeds from sale of lead generation business	-	20,000
Net cash (used in) provided by investing activities	(5,084)	10,503

Cash flows from financing activities:
Proceeds from notes payable	-	500,000
Principal repayments on notes payable	(90,000)	-
Net proceeds from issuance of common stock for cash	-	-
Net proceeds from exercise of warrants	115,538	-
Net cash provided by financing activities	25,538	500,000

Net (decrease) increase in cash	(39,018)	201,146

Cash, beginning of period	104,750	91,603

Cash, end of period	$65,732	$292,749

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,912	$32,093

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Write-off of fixed assets and capitalized web development	$-	$640
Conversion of preferred stock Series A to common stock	$322,339	$90,000
Conversion of preferred stock Series B to common stock	$3,565,813	$-
Conversion of note payable to common stock	$452,500	$530,000
Preferred stock dividends	$83,232	$100,122
Fair value of warrants issued in connection with notes payable	$-	$76,047

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN:

Accelerize New Media, Inc., or the Company, a Delaware corporation, incorporated on November 22, 2005, is a software developer and an online marketing services provider.

The Company offers a comprehensive online media solution for clients to reach their target audience on the Internet. The Company provides multifaceted online marketing services specializing in the development of performance based marketing programs and related software solutions for businesses interested in expanding their online advertising presence. In February 2011, the Company decided to allocate more resources to its software solutions, discontinued its lead generation business, and disposed of this segment to a third-party for an up-front consideration of $20,000 and a percentage of future revenues that might be generated by the third-party through February 2012.

The balance sheet presented as of December 31, 2011 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2012.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $59,000 during the three-month period ended March 31, 2012. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for the Company’s capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about recovery of assets from discontinued operations and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Loss from Continuing Operations

The loss from continuing operations was $284,989 and $415,475 during the three-month periods ended March 31, 2012 and 2011, respectively. Revenues were $1,181,398 and $702,313 for the three-month periods ended March 31, 2012 and 2011, respectively.  Operating expenses were $1,413,007 and $920,650 for the three-month periods ended March 31, 2012 and 2011, respectively.  Interest expense was $53,380 and $197,138 during the three-month periods ended March 31, 2012 and 2011, respectively.

Net Income from Discontinued Operations

The net income from discontinued operations amounted to $17,205 during the three-month period ended March 31, 2011. The net income from discontinued operations during the three-month period ended March 31, 2011 consists of revenue from discontinued operations of $139,668, operating expenses of $142,463, and gain from the disposal of discontinued operations of $20,000. During the three-month period ended March 31, 2011, the Company wrote down its goodwill by $38,000, which is included in the net income from discontinued operations.

The Company did not have discontinued operations during the three-month period ended March 31, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Accounts Receivable

The Company’s accounts receivable are due primarily from advertising, affiliate marketing and lead generation companies. Collateral is generally not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments. Based on this review, the Company specifically reserves for those accounts deemed uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts was $25,053 and $95,301 as of March 31, 2012 and December 31, 2011, respectively.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2012, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from a few customers, generally located in the United States. None of the Company’s customers accounted for more than 10% of its accounts receivable at March 31, 2012 or December 31, 2011.

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

The Company’s online marketing service revenues are generated from banner design and website development, targeted content creation and syndication, contact management solutions and banner ad sales via its portfolio of websites.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, or ASC 815.

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

The Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock.  While the Company’s 12% convertible promissory notes, or 12% Convertible Notes Payable, and the warrants issued in connection with the Company’s 12% note payable, or 12% Note Payable, did not provide variability involving sales volume, stock index, commodity price, revenue targets, among other things, they do provide for variability involving future equity offerings and issuance of equity-linked financial instruments.  While the instruments did not contain an exercise contingency, the settlement of the 12% Convertible Notes Payable and the warrants issued in connection with the 12% Note Payable would not equal the difference between the fair value of a fixed number of shares of the Company’s Common Stock and a fixed stock price.  Accordingly, they are not indexed to the Company’s stock price.

However, the Company believes that it has no derivative liabilities associated with such instruments at March 31, 2012 because the Company believes that it will not issue additional consideration, beyond those already granted, 1) to the holders of the 12% Convertible Notes Payable, a substantial number of which have converted their 12% Convertible Note Payable during the first quarter of 2012, and 2) the likelihood that the Company will trigger the subsequent financing reset provision of the warrants issued in connection with the 12% Note Payable is more remote than possible, but certainly not probable.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $16,037 and $42,203 during the three-month periods ended March 31, 2012 and 2011, respectively.

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

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with ASC No. 985-30, Software-Research and Development. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first.  The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at March 31, 2012.

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

The Company has elected to use the BSM option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Segment Reporting

The Company generates revenues from two sources: 1) SaaS, and 2) online marketing services. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	March 31,	March 31,
	2012	2011
Numerator:
Net loss from continuing operations	$(284,989)	$(415,475)
Preferred stock dividends	(83,232)	(100,122)
Numerator for basic earnings per share- net loss from continuing operations attributable to common stockholders-as adjusted	$(368,221)	$(515,597)

Net income from discontinued operations	$-	$17,205

Denominator:
Denominator for basic earnings per share--weighted average shares	42,139,371	33,940,507
Effect of dilutive securities- for discontinued operations only:
Stock options	-	-
Warrants	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	42,139,371	33,940,507

Earnings (loss) per share:
Basic
Continuing operations, as adjusted	$(0.01)	$(0.02)
Discontinued operations	$-	$0.00
Net earnings (loss) per share- basic	$(0.01)	$(0.01)

Diluted
Continuing operations, as adjusted	$(0.01)	$(0.02)
Discontinued operations	$-	$0.00
Net earnings(loss) per shares-diluted	$(0.01)	$(0.01)

The weighted-average anti-dilutive common share equivalents are as follows:

	Three-month periods ended
	March 31,
	2012	2011

Series A Preferred Stock	1,196,667	4,700,000
Series B Preferred Stock	5,831,250	11,662,500
Convertible notes payable	1,011,977	1,274,000
Options	9,030,000	9,135,000
Warrants	11,985,005	11,263,333
	29,054,899	38,034,833

The anti-dilutive common shares outstanding at March 31, 2012 and 2011 are as follows:

	Three-month periods ended
	March 31,
	2012	2011

Series A Preferred Stock	-	4,700,000
Series B Preferred Stock	-	11,662,500
Convertible notes payable	461,250	1,274,000
Options	9,030,000	9,135,000
Warrants	11,985,005	11,263,333
	21,476,255	38,034,833

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	March 31, 2012	December 31, 2011
Computer equipment and software	$49,427	$45,537
Office furniture and equipment	34,224	33,030
	83,651	78,567
Accumulated depreciation	(27,848)	(20,878)
	$55,803	57,689

Depreciation expense amounted to $6,971 and $2,331 during the three-month periods ended March 31, 2012 and 2011, respectively.

NOTE 3: PREPAID EXPENSES

At March 31, 2012, the prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 4: GOODWILL

At December 31, 2010, the Company wrote-down the value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4  “Intangibles-Goodwill and Other” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company wrote-down $0 and $38,000 during the three-month periods ended March 31, 2012 and 2011, respectively. The $38,000 carrying value of goodwill was reclassified to discontinued operations in 2011.

NOTE 5: DEFERRED REVENUES

The Company’s deferred revenues which amounted to approximately $39,000 and $75,000 at March 31, 2012 and December 31, 2011, respectively, consists of prepayments made by certain of the Company’s customers.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

NOTE 6: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

10% Convertible Notes Payable

The Company had 10% convertible promissory notes, or 10% Convertible Notes Payable, aggregating $530,000 outstanding at December 31, 2010.  The 10% Convertible Notes Payable bore interest at 10% per annum.  Accrued interest was payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest was paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest was based on the closing price, as quoted on the Over-the-Counter Bulletin Board, or OTCBB, of the trading day immediately prior to the interest payment date.  The interest was payable commencing June 1, 2008 and every quarter thereafter, until the obligations under the 10% Convertible Notes Payable were satisfied.  The 10% Convertible Notes Payable matured between March and June 2011.

On January 3, 2011, the Company issued 1,325,000 shares of its Common Stock pursuant to the conversion of 10% Convertible Notes Payable with principal aggregating $530,000, at $0.40 per share.  The fair value of the inducement to the holders of the 10% Convertible Notes Payable amounted to $159,000 and was included in interest expense for the three-month period ended March 31, 2011.

12% Convertible Notes Payable

The Company had 12% convertible promissory notes, including accrued interest, aggregating $194,713 and $625,081 outstanding at March 31, 2012 and December 31, 2011, respectively.  The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied.  The 12% Convertible Notes Payable mature ten days after the maturity date of the Company’s 12% note, or 12% Note.  Effective May 29, 2009, on the maturity date, each holder has the option of having the 12% Convertible Notes Payable prepaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable , after July 1, 2009 and prior to January 10, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

During the three-month period ended March 31, 2012, the Company issued 1,131,250 shares of its common stock pursuant to the conversion of 12% Convertible Notes payable with principal aggregating $452,500.

12% Note Payable

During 2011, the Company issued a note payable, aggregating $500,000.  The 12% Note Payable bears interest at a rate of 12% per annum and matures on March 31, 2012. Interest is payable monthly.  Effective April 1, 2011 the Company made monthly principal payments of $20,000. In connection with the issuance of the 12% Note Payable, the Company granted warrants to the holder to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants was equal to the lower of (i) $0.53 per share, or (ii) the price per share at which the Company sells or issues its Common Stock after the issue date of the 12% Note Payable in a transaction or series of transactions in which the Company receives at least $500,000.  The exercise price of such warrants, adjusted for subsequent financing reset provision, may not have been less than $0.35 per share.

During August 2011, the Company modified the terms of the 12% Note Payable by 1) extending the maturity to December 31, 2012, 2) increasing the amount borrowed under the 12% Note Payable by an additional $100,000, 3) amending the payment schedule for principal payments from monthly commencing on April 1, 2011 to monthly commencing on January 1, 2012, 4) increasing the monthly principal payments to $30,000, 5) cancelling the initial warrants issued in January 2011, and 6) granting 600,000 warrants to the holder at an exercise price of $0.35 per share with an expiration date of August 23, 2016.

The Company accounted for the cancellation of the initial warrants in January 2011 and the grant of 600,000 warrants in August 2011, a modification of terms for the grants of 283,019 warrants issued in January 2011, and a new grant of 316,981 warrants.  As a result of the grants and modification of warrants, the Company recognized as a beneficial conversion feature and debt discount of $141,257, which is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

The Company made principal repayments of $90,000 on its 12% Note Payable during the three-month period ended March 31, 2012.

The interest and amortization expense associated with the 10% and 12% Convertible Notes Payable and the 12% Note Payable amounted to $53,380 and $197,138 during the three-month periods ended March 31, 2012 and 2011, respectively.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the three-month period ended March 31, 2011 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	309,661	$100,122	$0.15 - 0.54
Conversion of Series A Preferred Stock into Common Stock	600,000	$90,000	$0.15
Cashless exercise of warrants	264,000	$264	$0.001
Conversion of 10% Notes Payable to
Common Stock	1,325,000	$689,000	$0.60

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the three-month period ended March 31, 2012 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	182,418	$83,231	$0.15 - 0.49
Conversion of 23,934 Series A Preferred Stock into Common Stock	2,393,334	$322,339	$0.15
Conversion of 116,625 Series B Preferred Stock into Common Stock	11,662,500	$3,565,814	$0.35
Exercise of warrants	455,250	$115,538	$0.15 - 0.35
Conversion of 12% Notes Payable to Common Stock	1,131,250	$452,500	$0.40

Preferred Stock- Series A

Between August 2006 and October 2006 the Company issued 54,000 shares of 10% Series A Convertible Preferred Stock, or Series A Preferred Stock, with a par value of $0.001 per share, resulting in gross proceeds of $728,567 to the Company after financing fees of $81,433.

The holders of the Series A Preferred Stock were entitled to cumulative preferential dividends at the rate of 10% per annum, payable quarterly in arrears on each of September 1, December 1, March 1, and June 1, commencing on the first quarter after the issuance date beginning September 1, 2006 in cash or shares of the Company’s Common Stock. If the Company elected to pay any dividend in shares of Common Stock, the number of shares of Common Stock to be issued to each holder equaled the quotient of (i) the dividend payment divided by (ii) $0.15 per share.

The shares of Series A Preferred Stock were convertible into shares of common stock, at any time, at the option of the holder and a conversion price of $0.15 per share, at an initial rate of conversion of 100 shares of common stock for each one share of Series A Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of common stock or other securities convertible into shares of common stock at an effective price lower than the initial rate.

No shares of Series A Preferred Stock were outstanding at March 31, 2012.

Preferred Stock- Series B

Between June 2007 and September 2007, the Company issued 118,875 shares of 8% Series B Convertible Preferred Stock, or Series B Preferred Stock, with a par value of $0.001 per share, which generated net proceeds of $3,244,563 to the Company, after financing fees of $516,063 and conversion of notes payable of $400,000.

The holders of the Series B Preferred Stock were entitled to cumulative preferential dividends at the rate of 8% per annum, payable quarterly in arrears on each of September 1, December 1, March 1, and June 1, commencing on December 1, 2007. If the Company elected to pay any dividend in shares of Common Stock, the number of shares of Common Stock to be issued to each holder equaled to the higher of (i) the average of the closing bid prices for the common stock over the five trading days immediately prior to the dividend date or (ii) $0.35.

The shares of Series B Preferred Stock were convertible into shares of common stock, at any time, at the option of the holder and a conversion price of $0.35 per share, at an initial rate of conversion of 100 shares of common stock for each one share of Series B Preferred Stock, subject to anti-dilution provisions in the case of stock splits, dividends or if the Company issues shares of common stock or other securities convertible into shares of common stock at an effective price lower than the initial rate.  The rights of the holders of the Series B Preferred Stock were subordinate to the rights of the holders of Series A Preferred Stock.

No shares of Series B Preferred Stock were outstanding at March 31, 2012.

Warrants

During the three-month period ended March 31, 2011, in connection with the issuance of the 12% Note Payable the Company issued warrants to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants was equal to the lower of (i) $0.53 or (ii) the price per share at which the Company sells or issues its capital stock after the issue date of the convertible note in a transaction or series of transactions in which the Company receives at least $500,000, provided that such price per share shall in no case be less than $0.35.

On January 3, 2011 the Company’s Board of Directors  approved the reduction of the exercise price of the warrants issued in connection with both the 10% and 12% Convertible Notes Payable from $0.55 to $0.40. The fair value of these warrant modifications amounted to $17,645, and was recorded as a interest expense and as an increase to additional paid-in capital.

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Accelerize New Media, Inc. Stock Option Plan, or the Plan. The total number of shares of capital stock of the Company that may be subject to options under the Plan is 22,500,000 shares of common stock, following an increase of 5,000,000 shares of common stock in May 2011, and from 15,000,000 shares to 22,500,000 shares of Common Stock on March 27, 2012, from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of common stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve.

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

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Three-month period ended
	March 31,	March 31,
	2012	2011
Weighted-average grant date fair value	N/A	$0.27
Fair value of options, recognized as selling, general, and administrative expenses	$55,840	$80,593
Number of options granted	-	2,040,000

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $356,000 at March 31, 2012 and the Company expects that it will be recognized over the following weighted-average period of 21 months.

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

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

ITEM 2. Management's Discussion and Analysis and Results Of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2011. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a multifaceted online marketing services company specializing in the development of performance-based marketing programs and related software solutions for businesses interested in expanding their online advertising presence. The Company owns and operates www.cakemarketing.com, an internally-developed Software-as-a-Service, or SaaS platform. Cake Marketing is a hosted software solution that provides an all-inclusive suite of management services for online marketing campaigns. From tracking and reporting to lead distribution, our patent-pending software enables advertisers, affiliate marketers and lead generators a fully scalable and accurate platform developed with a combination of innovative technology and an imaginative approach to doing business online.

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

In February 2011, we decided to discontinue our Lead Generation Division, in order to focus our efforts and resources on our SaaS products and services. After careful review by our management, it became clear that although the Lead Generation Division was a substantial source of revenue for the Company, it was only marginally profitable, and required substantial management attention and financial resources, which would otherwise be invested in more profitable channels. In addition, we decided to discontinue our Lead Generation Division to avoid potential conflicts of interest with our SaaS customers, who are providing similar lead generation services. Subsequently, we sold certain assets related to our Lead Generation Division. Commencing March 1, 2011, we discontinued offering lead generation marketing services.

Our principal offices are located at 2244 West Coast Highway, Suite 250, Newport Beach, CA 92663. Our telephone number there is: (949) 515-2141. Our corporate website is: www.accelerizenewmedia.com, the contents of which are not part of this quarterly report.

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2012	2011	in $ 2012	in % 2012
	(Unaudited)	(Unaudited)	vs 2011	vs 2011
Revenues:
Software-as-a-Service	$1,048,365	$334,062	$714,303	213.8%
Online marketing services	133,033	368,251	(235,218)	-63.9%
Total revenues:	1,181,398	702,313	479,085	68.2%

Operating expenses:
Cost of revenues	182,607	110,427	72,180	65.4%
Research and development	232,604	118,721	113,883	95.9%
Selling, general and administrative	997,796	691,502	306,294	44.3%
Total operating expenses	1,413,007	920,650	492,357	53.5%

Operating loss	(231,609)	(218,337)	13,272	6.1%

Other income (expense):
Interest expense	(53,380)	(197,138)	(143,758)	-72.9%
	(53,380)	(197,138)	(143,758)	-72.9%

Net loss from continuing operations	(284,989)	(415,475)	(130,486)	-31.4%

Discontinued operations
Net income from discontinued operations	-	17,205	(17,205)	NM
	-	17,205	(17,205)	NM

Net loss	$(284,989)	$(398,270)	$(113,281)	-28.4%
NM: Not Meaningful

Discussion of Results for Three-Month Period Ending March 31, 2012

Revenues

The Company generates revenues from the following sources: the licensing of our SaaS platform and online marketing services.

The increase in our software licensing revenues during the three-month period ended March 31, 2012, when compared to the prior year period, is due to the increased number of customers using our SaaS products and services, as well as increased revenues from our existing customers resulting from higher usage of our SaaS platform. The increase in the number of customers using our SaaS products during the three-month period ended March 31, 2012 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to the higher market acceptance among our larger users who generate a higher volume of transactions.

The decrease in our online marketing services during the three-month period ended March 31, 2012, when compared to the prior year period, is due to an increased focus on our growing software licensing products and services.  We temporarily diverted some of our marketing resources from online marketing services to the SaaS platform during the three-month period ended March 31, 2012.

Cost of Revenues

Cost of revenue consists primarily of web hosting, web-based customer acquisition costs, such as search management, domain registration, and list management. Our increase in cost of revenue during the three-month period ended March 31, 2012, when compared to the prior year period, is due primarily to an increase in our web hosting expenses resulting from increased customer usage of our SaaS platform.

Research and Development Expenses

Research and development expenses consist primarily of payroll expenses and related benefits and facility costs associated with enhancement of our software services.  Our research and development expenses increased during the three-month period ended March 31, 2012, when compared to the prior year period, due to increased staff assigned to the enhancement of our software services, which translated into increased payroll costs and related benefits.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of payroll expenses associated with supporting customer acquisition activities, as well as other general and administrative expenses, including payroll expenses, necessary to support our existing and anticipated growth in our revenues, legal expenses and professional fees.

The increase in selling, general and administrative expenses during the three-month period ended March 31, 2012, when compared with the prior year period, is primarily due to the increased number of employees assigned to post-customer acquisition processes, such as training and account management, which resulted in increased payroll costs and related benefits, as well as increased expenses recognized due to increased fair value of options granted during the three-month period ended March 31, 2012.

Interest

Interest expense consists of interest charges and amortization of debt discount associated with our convertible notes payable and note payable. The decrease in interest expense during the three-month period ended March 31, 2012, when compared to the prior year period, is primarily due to inducement to holders of certain convertible promissory notes which amounted to $159,000 during the three-month period ended March 31, 2011, which were not granted during the three-month period ended March 31, 2012. The inducement consisted of reducing the conversion rate to $0.40 per share from $0.50 per share, as initially contemplated in the 10% convertible note agreements.

Net income from discontinued operations

The net income from discontinued operations consists of revenues and operating expenses from our Lead Generation Division which was sold in February of 2011, as well as a gain on the sale during the three-month period ended March 31, 2011. We did not have any discontinued operations during the three-month period ended March 31, 2012. We do not anticipate receiving additional proceeds related to our former Lead Generation Division.

Liquidity and Capital Resources

At March 31, 2012, our cash amounted to approximately $66,000 and our working capital deficit amounted to approximately $606,000.

During the three-month period ended March 31, 2012, we used cash in our operating activities amounting to approximately $59,000. Our cash used in operating activities was comprised of our net loss of approximately $280,000 adjusted for the following:

• Fair value of options granted to employees of approximately $56,000; and
• Amortization of discount on notes payable and depreciation of fixed assets of approximately $58,000.

Additionally, our cash used in operating activities was impacted by an increase in accounts receivable of approximately $14,000, resulting from a commensurate increase in our sequential revenues during the three-month period ended March 31, 2012, offset by an increase in accounts payable and accrued expenses of approximately $157,000 by extending the payment terms to some of our vendors.

During the three-month period ended March 31, 2012, our cash used in investing activities amounted to approximately $5,000.  We incurred capital expenditures of approximately $5,000, which consisted primarily of computer equipment.

During the three-month period ended March 31, 2012, we generated cash from financing activities of approximately $26,000, which primarily consisted of the proceeds from the exercise of warrants of approximately $116,000, offset by principal repayments of $90,000 on our 12 % Note Payable.

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

Additionally, the following variations in operating assets and liabilities impacted our cash used in operating activity:

•
A decrease in our accounts receivable, resulting from an increase in the mix of our revenues from SaaS product and services during the three-month period ended March 31, 2011, which is usually collected within a month following when the services are provided, and better collection practices from clients using our online marketing services;

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

Capital Raising Transactions

Exercise of warrants

We generated proceeds of approximately $116,000 during the three-month period ended March 31, 2012 pursuant to the exercise of 455,250 warrants.

Loan Agreement and Related Amendment

On August 23, 2011, we entered into a first amendment to loan agreement, or the Amendment, with Agility Capital II, LLC, or Agility, which Amendment modified certain terms of the loan agreement, or Loan Agreement, dated as of January 3, 2011, between us and Agility, with respect to the note, or 12% Note Payable, we issued to Agility on January 3, 2011.  The Loan Agreement provided for us to borrow up to $500,000 from Agility.  The Amendment provided for us to borrow an additional $100,000 from Agility.  The Amendment also amended the maturity date of the 12% Note Payable from March 31, 2012 to December 31, 2012, the monthly payment amount of principal from $20,000 to $30,000 and the payment schedule for principal payments from monthly commencing on April 1, 2011 to monthly commencing on January 1, 2012.  The loan continues to accrue interest at a rate of 12% per annum, payable monthly.  The Loan Agreement contains a covenant requiring the Company to achieve specified revenue levels.    The Loan Agreement contains additional covenants restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course of business and incur additional indebtedness. The Company is currently in compliance with all covenants under the Loan Agreement and its Amendment. The occurrence of a material adverse effect will be an event of default under the Loan Agreement, in addition to other customary events of default. In connection with the Loan Agreement, the Company granted the Lender a security interest in all of the Company's personal property and intellectual property.

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

Other outstanding obligations at March 31, 2012

12% Convertible Notes Payable

The Company had 12% Convertible Notes Payable aggregating $184,500 outstanding at March 31, 2012, excluding accrued interest.  The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied.  The 12% Convertible Notes Payable mature ten days after the maturity date of the Company’s 12% Note Payable.  Effective May 29, 2009, on the maturity date, each holder has the option of having the 12% Convertible Notes Payable prepaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable, after July 1, 2009 and prior to January 10, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

During the first three-month period ended March 31, 2012, holders of $452,500 of the 12% Convertible Notes Payable converted such notes. We issued 1,131,250 shares of our Common Stock to the holders pursuant to such conversion.

Series A Preferred Stock

As of March 31, 2012, we no longer had any shares of Series A Preferred Stock issued or outstanding.  During the three-month period ended March 31, 2012, we issued 2,393,334 shares of our Common Stock to convert the remaining shares of our outstanding Series A Preferred Stock.  The holders of our Series A Preferred Stock were entitled to receive a cumulative preferential dividend of 10% per annum on the stated value of the Series A Preferred Stock owned by them.  The dividend was payable at our option in cash or shares of Common Stock valued at $0.15 per share. Dividends were payable on a quarterly basis on each of September 1, December 1, March 1, and June 1, and commenced September 1, 2006.

Series B Preferred Stock

As of March 31, 2012, we no longer had any shares of Series B Preferred Stock issued or outstanding.  During the three-month period ended March 31, 2012, we issued 11,662,500 shares of our Common Stock to convert the remaining shares of our outstanding Series B Preferred Stock.  The holders of our Series B Preferred Stock were entitled to receive a cumulative preferential dividend of 8% per annum on the stated value of the Series B Preferred Stock owned by them. The dividend was payable at our option in cash or shares of Common Stock valued at $0.35 per share.   Dividends were payable on a quarterly basis on each of September 1, December 1, March 1, and June 1, and commenced December 1, 2007.

Warrants

As of March 31, 2012, 11,985,005 shares of our Common Stock are issuable pursuant to the exercise of warrants at a weighted- average exercise price of $0.46 per share.

Options

As of March 31, 2012, 9,005,000 shares of our Common Stock are issuable pursuant to the exercise of options at a weighted-average exercise price per share of $0.28 per share.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. The Company has used net cash in its operating activities of approximately $59,000 during the three-month period ended March 31, 2012 and has a working capital deficit of approximately $606,000 at March 31, 2012.  The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for the Company’s capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2012 we issued a total of 18,083 shares of our Common Stock as PIK Dividends to the holders of our Series A Preferred and 164,335 shares of Common Stock as PIK Dividends to the holders of our Series B Preferred in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act as not involving any public offering.

Item 6.  Exhibits

3.1
Certificate of Amendment to the Certificate of Designation of the 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K (file no. 000-52635) filed on March 29, 2012).

10.1	Amendment No. 3 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (file no. 000-52635) filed on March 29, 2012).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.*

101.	The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: May 7, 2012	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (principal executive and principal financial officer)