Form 10-Q
period 2012-06-30
ACCELERIZE NEW MEDIA INC
filed 2012-08-08
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No [X]

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 7, 2012, was 55,770,059.

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

ACCELERIZE NEW MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(1)
ASSETS

Current Assets:
Cash	$45,040	$104,750
Accounts receivable, net of allowance for bad debt of $28,670 and $95,301	513,369	423,045
Prepaid expenses and other assets	61,834	54,582
Marketable securities - available-for-sale	120	120
Total current assets	620,363	582,497

Property and equipment, net of accumulated depreciation of $35,206 and $20,878	54,383	57,689

Deferred financing fees	-	3,351
Total assets	$674,746	$643,537

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$540,994	$416,020
Deferred revenues	91,804	75,242
Convertible notes payable and accrued interest, net of debt discount of $-0- and $18,289	194,713	-
Notes payable and accrued interest, net of debt discount of $37,417 and $91,338	285,597	416,509
Total current liabilities	1,113,108	907,771

Convertible notes payable and accrued interest, net of debt discount of $-0- and $18,289	-	625,081
Total liabilities	1,113,108	1,532,852

Stockholders' Deficit:
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, -0- and 23,934 issued and outstanding	-	322,339
Series B, -0- and 116,625 issued and outstanding	-	3,565,813
Common stock; $.001 par value; 100,000,000 shares authorized;
55,745,059 and 39,851,307 issued and outstanding	55,745	39,851
Additional paid-in capital	16,077,729	11,435,494
Accumulated deficit	(16,571,836)	(16,252,812)

Total stockholders’ deficit	(438,362)	(889,315)

Total liabilities and stockholders’ deficit	$674,746	$643,537

(1) Derived from audited financial statements
See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF OPERATIONS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Software-as-a-Service	$1,294,720	$487,698	$2,343,085	$821,760
Online marketing services	242,150	323,629	375,183	691,880
Total revenues:	1,536,870	811,327	2,718,268	1,513,640

Operating expenses:
Cost of revenue	278,691	147,504	461,298	257,931
Research and development	149,392	122,380	381,996	241,101
Selling, general and administrative	1,013,881	562,969	2,011,677	1,254,471
Total operating expenses	1,441,964	832,853	2,854,971	1,753,503

Operating income (loss)	94,906	(21,526)	(136,703)	(239,863)

Other expense:
Interest expense	(45,708)	(134,320)	(99,088)	(331,458)
	(45,708)	(134,320)	(99,088)	(331,458)

Net income (loss) from continuing operations	49,198	(155,846)	(235,791)	(571,321)

Discontinued operations
Income from discontinued operations	-	5,854	-	3,059
Gain from the disposal of discontinued operations	-	16,621	-	36,621
Net income from discontinued operations	-	22,475	-	39,680

Less dividends series A and B preferred stock	-	(121,047)	(83,232)	(221,169)

Net income (loss) attributable to common stock	$49,198	$(254,418)	$(319,023)	$(752,810)

Earnings per share:
Basic
Continuing operations	$0.00	$(0.01)	$(0.01)	$(0.02)
Discontinued operations	-	-	-	-
Net per share	$0.00	$(0.01)	(0.01)	(0.02)

Diluted
Continuing operations	$0.00	$(0.01)	$(0.01)	$(0.02)
Discontinued operations	-	-	-	-
Net per share	$0.00	$(0.01)	$(0.01)	$(0.02)

Basic weighted average common shares outstanding	55,719,575	36,334,560	48,923,639	35,768,915
Diluted weighted average common shares outstanding	61,587,751	36,334,560	48,525,837	41,755,307

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Six-month periods ended
	June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(235,791)	$(571,321)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in)operating activities:
Depreciation and amortization	14,328	29,097
Amortization of debt discount	75,562	75,390
Provision for bad debt	(66,631)	(8,354)
Fair value of options	108,356	161,711
Fair value of warrant modifications	-	17,645
Fair value of inducement to convertible note holders	-	159,000
Changes in operating assets and liabilities:
Accounts receivable	(23,693)	(152,410)
Other assets	(3,200)	(13,004)
Prepaid expenses	(4,052)	(5,396)
Accrued interest	(990)	5,108
Accounts payable and accrued expenses	124,973	(78,526)
Deferred revenues	16,563	-
Net cash provided by (used in) continuing operations	5,425	(381,060)
Net cash used in discontinued operations	-	(1,306)
Net cash provided by (used in) operating activities	5,425	(382,366)

Cash flows used in investing activities:
Proceeds from sale of lead generation business	-	36,621
Capital expenditures	(11,022)	(15,867)

Net cash (used in) provided by investing activities	(11,022)	20,754

Cash flows from financing activities:
Proceeds from notes payable	-	500,000
Principal repayments on notes payable	(180,000)	(60,000)
Proceeds from exercise of warrants	125,887	-
Repurchase of shares of common stock	-	(10,000)

Net cash (used in) provided by financing activities	(54,113)	430,000

Net (decrease) increase in cash	(59,710)	68,388

Cash, beginning of period	104,750	91,603

Cash, end of period	$45,040	$159,991

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,624	$46,853

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Write-off of fully depreciated fixed assets	$-	$640
Preferred stock dividends	$83,231	$221,169
Conversion of Series A Preferred Stock	$322,339	$363,000
Conversion of Series B Preferred Stock	$3,565,813	$-
Conversion of notes payable to common stock	$452,500	$530,000

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

The balance sheet presented as of December 31, 2011 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2012.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.

The accompanying financial statements have been prepared on a going concern basis. The Company has incurred losses of $235,791 during the six-month period ended June 30, 2012, and it has a working capital deficit of $492,745 as of June 30, 2012. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for the Company’s capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Loss from Continuing Operations

	Six-month periods ended
	June 30, 2012	June 30, 2011

Revenues	$2,718,268	$1,513,640
Operating expenses	(2,854,971)	(1,753,503)
Interest expense	(99,088)	(331,458)
Loss from continuing operations	(235,791)	(571,321)

Net Income from Discontinued Operations

	Six-month periods ended
	June 30, 2012	June 30, 2011

Revenues	$-	$140,144
Gain on disposal	-	36,621
Operating expenses	-	(137,085)
Net income from discontinued operations	-	39,680

During the six-month period ended June 30, 2011, the Company wrote down its goodwill by $38,000, which is included in operating expenses.

The Company did not have discontinued operations during the six-month period ended June 30, 2012.

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

	June 30, 2012	December 31, 2011

Allowance for doubtful accounts	$28,670	$95,301

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the six-month period ended June 30, 2012, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from a few customers, generally located in the United States, Canada, and Europe. None of the Company’s customers accounted for more than 10% of its accounts receivable at June 30, 2012 or December 31, 2011.

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

However, the Company believes that it has no derivative liabilities associated with such instruments at June 30, 2012 because the Company believes that it will not issue additional consideration, beyond those already granted, 1) to the holders of the 12% Convertible Notes Payable, a substantial number of which have converted their 12% Convertible Note Payable during the first quarter of 2012, and 2) the likelihood that the Company will trigger the subsequent financing reset provision of the warrants issued in connection with the 12% Note Payable is more remote than possible, but certainly not probable.

Advertising

The Company expenses advertising costs as incurred.

	Six-month periods ended,
	June 30, 2012	June 30, 2011

Advertising expense	$43,243	$40,762

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

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with ASC No. 985-30, Software-Research and Development. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at June 30, 2012.

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

	Three months ended			Six months ended
	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Numerator:
Net income (loss) from continuing operations	$49,198	$(155,846)		$(235,791)	$(571,321)
Preferred stock dividends	-	(121,047)		(83,232)	(221,169)
Numerator for basic earnings per share- net income (loss) from continuing operations attributable to common stockholders - as adjusted	$49,198	$(276,893	) )	$(319,023)	$(792,490)

Net income from discontinued operations	$-	$22,475		$-	$39,680

Denominator:
Denominator for basic earnings per share--weighted average shares	55,719,575	36,334,560		48,923,639	35,768,915
Effect of dilutive securities- when applicable:
Stock options	5,320,270	4,092,222		-	3,918,750
Warrants	547,906	1,415,186		-	2,067,642
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	61,587,751	41,841,968		48,923,639	41,755,307

Earnings (loss) per share:
Basic
Continuing operations, as adjusted	$0.00	$(0.01)		$(0.01)	$(0.02)
Discontinued operations	$-	$-		$-	$0.00
Net earnings (loss) per share- basic	$0.00	$(0.01)		$(0.01)	$(0.02)

Diluted
Continuing operations, as adjusted	$0.00	$(0.01)		$(0.01)	$(0.02)
Discontinued operations	$-	$-		$-	$-
Net earnings(loss) per shares-diluted	$0.00	$(0.01)		$(0.01)	$(0.02)

The weighted-average anti-dilutive common share equivalents are as follows:

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2012	2011	2012	2011

Series A Preferred Stock	-	3,790,000	538,892	4,090,000
Series B Preferred Stock	-	11,662,500	5,794,986	11,662,500
Convertible notes payable	461,250	1,274,000	664,821	1,274,000
Options	3,709,730	9,225,000	9,030,000	9,225,000
Warrants	11,368,099	13,080,524	12,130,831	14,067,275
	15,539,079	39,032,024	28,159,530	40,318,775

The anti-dilutive common share equivalents outstanding at June 30, 2012 and 2011 are as follows:

	June 30, 2012	June 30, 2011

Series A Preferred Stock	-	2,880,000
Series B Preferred Stock	-	11,662,500
Convertible notes payable	461,250	1,274,000
Options	3,709,730	9,225,000
Warrants	11,368,099	13,080,524
	15,539,079	38,122,024

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	June 30, 2012	December 31, 2011
Computer equipment and software	$54,540	$45,537
Office furniture and equipment	35,049	33,030
	89,589	78,567
Accumulated depreciation	(35,206)	(20,878)
	$54,383	$57,689

	Six-month periods ended
	June 30, 2012	June 30, 2011

Depreciation expense	$14,328	$29,097

NOTE 3: PREPAID EXPENSES

At June 30, 2012, the prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 4: MARKETABLE SECURITIES

Marketable securities classified as available for sale consisted of the following at:

	June 30, 2012	December 31, 2011
Cost basis	$24,000	$24,000
Carrying value	120	120
Total other-than-temporary losses recognized in earnings	$23,880	$23,880

NOTE 5: GOODWILL

At December 31, 2010, the Company wrote-down the value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4  “Intangibles-Goodwill and Other” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company wrote-down $0 and $38,000 during the six-month periods ended June 30, 2012 and 2011, respectively. The $38,000 carrying value of goodwill was reclassified to discontinued operations in 2011.

NOTE 6: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	June 30, 2012	December 31, 2011

Deferred revenues	$91,804	$75,242

NOTE 7: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

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

12% Convertible Notes Payable

The Company had 12% convertible promissory notes, including accrued interest, aggregating $194,713 and $625,081 outstanding at June 30, 2012 and December 31, 2011, respectively.  The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied.  The 12% Convertible Notes Payable mature ten days after the maturity date of the Company’s 12% note, or 12% Note.  Effective May 29, 2009, on the maturity date, each holder has the option of having the 12% Convertible Notes Payable prepaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable , after July 1, 2009 and prior to January 10, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

During the six-month period ended June 30, 2012, the Company issued 1,131,250 shares of its common stock pursuant to the conversion of 12% Convertible Notes payable with principal aggregating $452,500.

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

The Company made principal repayments of $180,000 on its 12% Note Payable during the six-month period ended June 30, 2012.

	Six-month periods ended
	June 30, 2012	June 30, 2011

Interest and amortization expense associated with the 10% and 12% Convertible Notes Payable	$90,802	$75,077

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the six-month period ended June 30, 2011 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	597,868	$221,169	$0.37
Conversion of 10% Notes Payable to into Common Stock	1,325,000	$689,000	$0.60
Cashless exercise of 600,000 warrants	264,000	$264	$0.001
Conversion of Series A Preferred Stock into Common Stock	2,420,000	$363,000	$0.15

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the six-month period ended June 30, 2012 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	182,418	$83,231	$0.15 - 0.49
Conversion of Series A Preferred Stock into Common Stock	2,393,334	$322,339	$0.15
Conversion of Series B Preferred Stock into Common Stock	11,662,500	$3,565,814	$0.35
Exercise of warrants	524,250	$125,888	$0.15 - 0.35
Conversion of 12% Notes Payable to Common Stock	1,131,250	$452,500	$0.40

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

Following conversions of all outstanding shares of Series A Preferred Stock through March 23, 2012, no shares of Series A Preferred Stock were outstanding at June 30, 2012.

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

Following mandatory conversion of all outstanding shares of Series B Preferred Stock on March 31, 2012, no shares of Series B Preferred Stock were outstanding at June 30, 2012.

Warrants

During the six-month period ended June 30, 2011, in connection with the issuance of the 12% Note Payable the Company issued warrants to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants was equal to the lower of (i) $0.53 or (ii) the price per share at which the Company sells or issues its capital stock after the issue date of the convertible note in a transaction or series of transactions in which the Company receives at least $500,000, provided that such price per share shall in no case be less than $0.35.

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

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Six-month periods ended
	June 30, 2012	June 30, 2011
Weighted-average grant date fair value	$0.14	-
Fair value of options, recognized as selling, general, and administrative expenses	$108,356	$162,000
Number of options granted	10,750,000	2,130,000

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $1,647,252 at June 30, 2012 and the Company expects that it will be recognized over the following weighted-average period of 33 months.

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

NOTE 9: SEGMENTS

During the six-month periods ended June 30, 2012 and 2011, the Company operated in two business segments. The percentages of sales by geographic region for the six-month periods ended June 30, 2012 and 2011 were approximately:

	2012	2011
United States	94%	99%
Canada	1%	1%
Europe	4%	*
Other	1%	*

* less than 1%

NOTE 10: LEGAL PROCEEDINGS

On June 14, 2012, the Company settled a complaint, or the Complaint, filed against it by WebApps LLC, or the Plaintiff on April 8, 2011 in the United States District Court for the Eastern District of Louisiana.  The Complaint, among other things, alleged that the Company engaged in computer fraud and abuse, unlawful access to electronic communications, misappropriation of trade secrets, unfair trade practices, tortious conduct and intentional interference. The Plaintiff sought injunctive relief and damages in excess of $1 million, plus attorneys’ fees and costs.  In June 2011, the Company filed a partial motion to dismiss and five counter-claims against the Plaintiff.  In August 2011, the Plaintiff filed a motion to dismiss the Company’s counter-claims.  On March 20, 2012, each of the motions was granted in part and denied in part, such that all parties had the right to amend their pleadings.

By settling the Complaint, each of the Company and the Plaintiff deny liability and wrongdoing, and each releases any and all claims that such party has, had or may have had against the other up to and including May 31, 2012.  The Company and the Plaintiff have executed and filed a joint motion to dismiss, whereby all claims against the Company have been dismissed with prejudice and all counterclaims against the Plaintiff have been dismissed with prejudice, with each party responsible for its own costs and attorney’s fees.  In connection with the settlement, the Company paid $50,000 to the Plaintiff.

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

Overview

We are a multifaceted online marketing services company specializing in the development of performance-based marketing programs and related software solutions for businesses interested in expanding their online advertising presence. We own and operate www.cakemarketing.com, an internally-developed Software-as-a-Service, or SaaS, platform. Cake Marketing is a hosted software solution that provides an all-inclusive suite of management services for online marketing campaigns. From tracking and reporting to lead distribution, our patent-pending software enables advertisers, affiliate marketers and lead generators a fully scalable and accurate platform developed with a combination of innovative technology and an imaginative approach to doing business online.

We have an extensive portfolio of approximately 5,500 URLs, also known as domain names. Our URL portfolio is currently used to build consumer-based financial portals, microsites, blogs, and landing pages used for lead generation initiatives. In addition, we own and develop various portals, and websites, including: www.secfilings.com, which provides to subscribers real-time alerts based on reports filed by various companies and individuals with the Securities and Exchange Commission, or the SEC.  Also through www.accelerizefinancial.com, we offer advertisers access to an audience of active individual investors, institutional investors, financial planners, registered advisors, journalists, investment bankers and brokers. Our financial portals and URL portfolio target a niche demographic that is qualified by the content they seek.  This media strategy drives new membership, which results in recurring user traffic to our websites and allows us to generate highly relevant responses and leads for our online advertising and lead generation customers.

In February 2011 we decided to discontinue our Lead Generation Division, in order to focus our efforts and resources on our SaaS products and services. After careful review by our management, it became clear that although the Lead Generation Division was a substantial source of revenue for us, it was only marginally profitable, and required substantial management attention and financial resources, which would otherwise be invested in more profitable channels. In addition, we decided to discontinue our Lead Generation Division to avoid potential conflicts of interest with our SaaS customers, who are providing similar lead generation services. Subsequently, we sold certain assets related to our Lead Generation Division. Commencing March 1, 2011, we discontinued offering lead generation marketing services.

Our principal offices are located at 2244 West Coast Highway, Suite 250, Newport Beach, CA 92663. Our telephone number there is: (949) 515-2141. Our corporate website is: www.accelerizenewmedia.com, the contents of which are not part of this quarterly report.

Business Environment

SaaS
The business environment for our SaaS platform is characterized as follows:

•
Larger advertisers are evaluating mission-critical software, such as ours, to manage their online performance-based initiatives.  Such companies are factoring whether it is more beneficial to them to either develop their own technology or license it from third-parties, such as us;

•	As the online performance-based market grows, there are new entrants as solution providers, who are competing mostly on price and less on richness of features and performance tools; and
•	We believe that our existing and potential customer base continues to look for more measureable results in their online performance-based growth and more flexible contractual terms.

Online Marketing Services
We market our online marketing services primarily to small publicly-traded companies. The market conditions which negatively impacted our online marketing services as well as our peers during the first-half of 2012 were as follows:

•
High US unemployment, tax and other regulatory and economic uncertainties impacted the operating results and financing opportunities for companies in the micro, small and midcap market in which we are active; and

•
Lack of predictability in the market recovery resulted in declining interest in various sectors in which our online marketing services are focused, which translated into unusual volatility and lack of liquidity in the capital markets in general, and by extension, the capital markets of our prospective and existing clients.

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Three-month periods ended June 30,		Increase/ (Decrease) in $ 2012 vs	Increase/ (Decrease) in % 2012 vs	Six-month periods ended June 30,		Increase/ (Decrease) in $ 2012 vs	Increase/ (Decrease) in % 2012 vs
	2012	2011	2011	2011	2012	2011	2011	2011

Revenue:
Software-as-a-Service	$1,294,720	$487,698	$807,022	165.5%	$2,343,085	$821,760	$1,521,325	185.1%
Online marketing services	242,150	323,629	(81,479)	-25.2%	375,183	691,880	(316,697)	-45.8%
Total revenues:	1,536,870	811,327	725,543	89.4%	2,718,268	1,513,640	1,204,628	79.6%
					-	-
Operating expenses:					-	-
Cost of revenues	278,691	147,504	131,187	88.9%	461,298	257,931	203,367	78.8%
Research and development	149,392	122,380	27,012	22.1%	381,996	241,101	140,895	58.4%
Selling, general and administrative	1,013,881	562,969	450,912	80.1%	2,011,677	1,254,471	757,206	60.4%
Total operating expenses	1,441,964	832,853	609,111	73.1%	2,854,971	1,753,503	1,101,468	62.8%
					-	-
Operating income (loss)	94,906	(21,526)	(116,432)	-540.9%	(136,703)	(239,863)	(103,160)	-43.0%
					-	-
Other expense:					-	-
Interest expense	(45,708)	(134,320)	88,612	-66.0%	(99,088)	(331,458)	232,370	-70.1%

Net income (loss) from continuing operations	49,198	(155,846)	(205,044)	-132%	(235,791)	(571,321)	(335,530)	-59%

Discontinued operations
Income from discontinued operations	-	5,854	(5,854)	-100%	-	3,059	(3,059)	-100%
Gain from the disposal of discontinued operations	-	16,621	20,000	NM	-	36,621	20,000	NM
Net income from discontinued operations	-	22,475	14,146	63%	-	39,680	16,941	43%

Net income (loss)	$49,198	$(133,371)	$(182,569)	-137%	$(235,791)	$(531,641)	$(295,850)	-56%

NM: Not Meaningful

Discussion of Results for Three-Month and Six-Month Periods Ended June 30, 2012

Revenues

We generate revenues from the following sources: the licensing of our SaaS and online marketing services.

The increase in our software licensing revenues during the three-month and six-month periods ended June 30, 2012, when compared to the prior year periods, is due to the increased number of customers using our SaaS products and services, as well as increased revenues from our existing customers resulting from higher usage of our SaaS platform. The increase in the number of customers using our SaaS products during the three-month and six-month periods ended June 30, 2012 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to the higher market acceptance among our larger users who generate a higher volume of transactions.

The decrease in our online marketing services during the three-month and six-month periods ended June 30, 2012, when compared to the prior year period, is due to the aforementioned slightly more difficult business environment and an increased focus on our growing software licensing products and services. We temporarily diverted some of our marketing resources from online marketing services to the SaaS platform during the three-month period ended March 31, 2012, which decreased our revenues during such quarter.

We believe that our Saas revenues will continue to increase sequentially for the remainder of 2012 and our online marketing services revenues will remain at levels comparable to the second quarter of 2012 for the remainder of 2012.

Cost of Revenues

Cost of revenue consists primarily of web hosting, web-based customer acquisition costs, such as search management, domain registration, and list management. Our increase in cost of revenue during the three-month and six-month periods ended June 30, 2012, when compared to the prior year periods, is due primarily to an increase in our web hosting expenses resulting from increased customer usage of our SaaS platform and online marketing services.

We believe that our cost of revenues will continue to increase commensurate with our anticipated increase in revenues for the remainder of 2012.

Research and Development Expenses

Research and development expenses consist primarily of payroll expenses and related benefits and facility costs associated with enhancement of our software services.  Our research and development expenses increased during the three-month and six-month periods ended June 30, 2012, when compared to the prior year periods, due to increased staff assigned to the enhancement of our software services, which translated into increased payroll costs and related benefits.

We believe that our research and development expenses will continue to increase sequentially as we continue to enhance some of the features of our Saas platform for the remainder of 2012.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily consist of payroll expenses associated with supporting customer acquisition activities, as well as other general and administrative expenses, including payroll expenses, necessary to support our existing and anticipated growth in our revenues, and legal expenses and professional fees.

The increase in selling, general and administrative expenses during the three-month and six-month periods ended June 30, 2012, when compared with the prior year periods, is primarily due to the increased number of employees assigned to support customer acquisition activities, such as training and account management, which resulted in increased payroll costs and related benefits as well as increased expenses recognized due to increased fair value of options granted during the same period in 2011.

We believe that our selling, general, and administrative expenses will continue to increase sequentially as we continue to hire to increase our training and account management capacity for the remainder of 2012.  Additionally, we have recently granted options to three of our executive officers which start vesting in the fourth quarter of 2012.  Upon vesting of such options we will record an additional stock-based compensation of approximately $105,000 per quarter.

Interest

Interest expense consists of interest charges and amortization of debt discount associated with our convertible notes payable and note payable. The decrease in interest expense during the three-month and six-month periods ended June 30, 2012, when compared to the prior year period, is primarily due to inducement to holders of certain convertible promissory notes which amounted to $159,000 which occurred in the three-month period ended March 31, 2011, which were not granted during the three-month and six-month periods ended June 30, 2012, and, to a lesser extent, a decrease in the weighted-average principal balance of our interest-bearing obligations, of which a substantial portion was converted into shares of our common stock during the three-month period ended March 31, 2012.

We believe that our interest expense will continue at the same levels as the first half of 2012 for the remainder of 2012.

Net income from discontinued operations

The net income from discontinued operations consists of revenues and operating expenses from our lead generation division which was sold in February of 2011, as well as a gain on the sale during the three-month and six-month periods ended June 30, 2011.  The income from discontinued operations during the second quarter of 2011 consists primarily of contingent receipts resulting pursuant to the disposition of our lead generation division.  We did not have any discontinued operations during the six-month period ended June 30, 2012. We do not anticipate receiving additional proceeds related to our former lead generation division.

Liquidity and Capital Resources

Sources of liquidity and capital resources
	Ending balance at June 30,		Average balance during first half of
	2012	2011	2012	2011
Cash	$45,040	$159,991	$74,895	$125,797
Accounts receivable	$542,039	$398,227	$530,192	$328,668

Accounts payable and accrued expenses	$540,995	$227,890	$478,508	$267,153
Convertible notes payable excluding debt discount	$184,500	$655,145	$410,750	$921,540
Notes payable, excluding debt discount	$320,000	$440,000	$410,000	$470,000

At June 30, 2012 and 2011, 80% and 82%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity include the sale of our securities and other financing activities, such as the issuance of a note payable of $500,000 in January 2011. We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through December 31, 2012. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $11,000 and $16,000 during the six-month periods ended June 30, 2012 and 2011.

	Six-Month Period Ended June 30,
	2012	2011
Cash flows from operating activities

Net loss	$(235,791)	$(571,321)
Non-cash adjustments
Fair value of warrant modifications and inducements	-	176,645
Fair value of options	108,356	161,711
Amortization of debt discount	75,562	75,390
Other	(52,303)	20,743

Changes in assets and liabilities
Accounts receivable	(23,693)	(152,410)
Accounts payable and accrued expenses	124,973	(78,526)
Other	8,321	(14,598)
Net cash provided by (used in) operating activities	5,425	(382,366)

Cash flows from investing activities
Purchase of fixed assets and other, net	(11,022)	20,754
	(11,022)	20,754

Cash flows from financing activities
Proceeds from note payable	-	500,000
Repayment of notes payable	(180,000)	(60,000)
Proceeds from exercise of warrants	125,887	-
Other	-	(10,000)
	(54,113)	430,000

Net variation in cash	$(59,710)	$68,388

Six months ended June 30, 2012

The decrease in accounts receivable as of June 30, 2012 is primarily due to new processes implemented during the three-month period ended March 31, 2012 to accelerate the receipts related to accounts receivable. The increase in accounts payable and accrued expenses during the six-month period ended June 30, 2012 is primarily due to slower payment processing to certain vendors reflecting our liquidity condition.

Cash used in investing activities during the six-month period ended June 30, 2012 consists of recurring purchases of computer equipment of approximately $11,000.

Cash provided by financing activities of approximately $54,000 during the six-month period ended June 30, 2012 resulted from the proceeds from the exercise of warrants of approximately $126,000, offset by the principal repayments on our notes payable of $180,000.

Six months ended June 30, 2011

The increase in accounts receivable as of June 30, 2011 is commensurate with revenues during the same period. The decrease in accounts payable and accrued expenses during the six-month period ended June 30, 2012 is primarily due to quicker payment processing to vendors following the issuance of our 12% Note Payable of $500,000 in January 2011.

Cash provided by investing activities during the six-month period ended June 30, 2011 consists of proceeds from the sale of our lead generation business in February 2011 of approximately $37,000 offset by of recurring purchases of computer equipment of approximately $16,000.

Cash provided by financing activities of approximately $430,000 consisted of the proceeds from the issuance of our 12% Note Payable of $500,000, offset by the $10,000 repurchase of shares of common stock and principal repayments of $60,000 on the 12% Note Payable.

Operating cash flows from period to period

Our cash flows from operating activities increased to $5,425 from net cash used in operating activities of $382,366 during the six-month periods ended June 30, 2012 and 2011, respectively. Such increase is primarily attributable to the following:

•	An increase in revenues during the six-month period ended June 30, 2012, offset by correlated web-hosting and payroll costs;
•	An increase in accounts payable and accrued expenses due to slower payment processing to certain vendors; and
•
A decrease in accounts receivable during the six-month period ended June 30, 2012, notwithstanding an increase in revenue, resulting from new processes implemented during the three-month period ended March 31, 2012

Capital Raising Transactions

Exercise of warrants

We generated proceeds of approximately $126,000 during the three-month period ended March 31, 2012 pursuant to the exercise of 524,250 warrants.  We did not generate proceeds from the exercise of warrants during the three-month period ended June 30, 2012.

Loan Agreement and Related Amendment

We are party to a loan agreement, as amended, or the Loan Agreement, with Agility Capital II, LLC, or Agility, which provided for us to borrow up to $600,000 from Agility. The loan accrues interest at a rate of 12% per annum, payable monthly, and matures on December 31, 2012.  The Loan Agreement contains a covenant requiring us to achieve specified revenue levels. The Loan Agreement contains additional covenants restricting our ability to pay dividends, purchase and sell assets outside the ordinary course of business and incur additional indebtedness. We are currently in compliance with all covenants under the Loan Agreement. The occurrence of a material adverse effect will be an event of default under the Loan Agreement, in addition to other customary events of default. In connection with the Loan Agreement, we granted Agility a security interest in all of our personal property and intellectual property.

Other outstanding obligations at June 30, 2012

12% Convertible Notes Payable

We had 12% convertible promissory notes aggregating $184,500 outstanding at June 30, 2012.  The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied.  The 12% Convertible Notes Payable mature ten days after the maturity date of our 12% Note Payable.  On the maturity date, each holder has the option of having the 12% Convertible Notes Payable prepaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  We may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable , after July 1, 2009 and prior to January 10, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

From January 1 to June 30, 2012, holders of $452,500 of the 12% Convertible Notes Payable converted such notes. We issued 1,131,250 shares of our Common Stock to the holders pursuant to such conversion. The remaining principal balance of the 12% Convertible Notes Payable is $184,500 at June 30, 2012.

Warrants

As of June 30, 2012, 11,916,005 shares of our Common Stock are issuable pursuant to the exercise of warrants at a weighted-average exercise price of $0.46 per share.

Options

As of June 30, 2012, 9,030,000 shares of our Common Stock are issuable pursuant to the exercise of options at a weighted-average exercise price of $0.23 per share.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. We have a working our capital deficit of approximately $492,745 at June 30, 2012.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans may continue to provide for our capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 14, 2012, we settled a complaint, or the Complaint, filed against us by WebApps LLC, or the Plaintiff, on April 8, 2011 in the United States District Court for the Eastern District of Louisiana.  The Complaint, among other things, alleged that we engaged in computer fraud and abuse, unlawful access to electronic communications, misappropriation of trade secrets, unfair trade practices, tortious conduct and intentional interference. The Plaintiff sought injunctive relief and damages in excess of $1 million, plus attorneys’ fees and costs.  In June 2011, we filed a partial motion to dismiss and five counter-claims against the Plaintiff.  In August 2011, the Plaintiff filed a motion to dismiss our counter-claims.  On March 20, 2012, each of the motions was granted in part and denied in part, such that all parties had the right to amend their pleadings.

By settling the Complaint, each of us and the Plaintiff deny liability and wrongdoing, and each releases any and all claims that such party has, had or may have had against the other up to and including May 31, 2012.  We and the Plaintiff have executed and filed a joint motion to dismiss, whereby all claims against us have been dismissed with prejudice and all counterclaims against the Plaintiff have been dismissed with prejudice, with each party responsible for its own costs and attorney’s fees.  In connection with the settlement, we paid the sum of $50,000 to the Plaintiff.

Item 5. Other Information

Resignation of Thomas Gabriele.

Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K in lieu of filing a Form 8-K.

On August 7, 2012, Thomas Gabriele voluntarily resigned as our Chief Operating Officer.

Item 6.  Exhibits

10.1	Amendment No. 4 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on May 29, 2012).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.*

101.
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: August 8, 2012	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (principal executive and principal financial officer)