Form 10-Q
period 2012-09-30
ACCELERIZE NEW MEDIA INC
filed 2012-11-14
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 9, 2012, was 55,981,059.

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

ACCELERIZE NEW MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

ASSETS	September 30, 2012	December 31, 2011
	(Unaudited)	(1)
Current Assets:
Cash	$187,753	$104,750
Accounts receivable, net of allowance for bad debt of $24,288 and $87,301	592,872	357,770
Prepaid expenses and other assets	52,879	48,334
Net assets and liabilities of discontinued operations	20,165	76,187
Total current assets	853,669	587,041

Property and equipment, net of accumulated depreciation of $34,292 and $15,634	46,832	50,447

Note receivable, net of original issuance discount of $62,000 and -0-	100,000	-
Deferred financing fees	-	3,351
Total assets	$1,000,501	$640,839

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$533,314	$413,322
Deferred revenues	51,233	75,242
Convertible notes payable and accrued interest, net of debt discount of $-0-	184,613	-
Notes payable and accrued interest, net of debt discount of $27,560 and $91,338	154,373	416,509
Total current liabilities	923,533	905,073

Convertible notes payable and accrued interest, net of debt discount of $18,289	-	625,081
Total liabilities	923,533	1,530,154

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, -0- and 23,934 issued and outstanding	-	322,339
Series B, -0- and 116,625 issued and outstanding	-	3,565,813
Common stock; $.001 par value; 100,000,000 shares authorized; 55,770,059 and 39,851,307 issued and outstanding	55,770	39,851
Additional paid-in capital	16,150,070	11,435,494
Accumulated deficit	(16,128,872)	(16,252,812)

Total stockholders’ equity (deficit)	76,968	(889,315)

Total liabilities and stockholders’ equity (deficit)	$1,000,501	$640,839

(1) Derived from audited financial statements

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.

STATEMENTS OF OPERATIONS

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:	$1,570,948	$670,348	$3,914,033	$1,492,108

Operating expenses:
Cost of revenue	251,219	36,816	619,745	134,193
Research and development	370,269	141,924	724,065	382,402
Selling, general and administrative	742,420	674,847	2,471,369	1,512,493
Total operating expenses	1,363,908	853,587	3,815,179	2,029,088

Operating income (loss)	207,040	(183,239)	98,854	(536,980)

Other expense:
Interest expense	(40,908)	(61,026)	(139,996)	(366,484)
	(40,908)	(61,026)	(139,996)	(366,484)

Net income (loss) from continuing operations	166,132	(244,265)	(41,142)	(903,464)

Discontinued operations
(Loss) income from discontinued operations	(19,049)	(44,906)	(47,567)	46,031
Unrealized loss - marketable securities	-	(12,000)	-	(12,000)
Gain from the disposal of discontinued operations	295,883	-	295,883	36,621
Net income (loss) from discontinued operations	276,834	(56,906)	248,316	70,652

Net income (loss)	$442,966	$(301,171)	$207,174	$(832,812)

Less dividends series A and B preferred stock	-	(89,845)	(83,232)	(311,014)

Net income (loss) attributable to common stock	$442,966	$(391,016)	$123,942	$(1,143,826)

Earnings per share:
Basic
Continuing operations	$0.00	$(0.01)	$(0.00)	$(0.03)
Discontinued operations	$0.00	$(0.00)	$0.00	$0.00
Net per share	$0.01	$(0.01)	0.00	(0.03)

Diluted
Continuing operations	$0.00	$(0.01)	$(0.00)	$(0.03)
Discontinued operations	$0.00	$(0.00)	$0.00	$0.00
Net per share	$0.01	$(0.01)	$0.00	$(0.03)

Basic weighted average common shares outstanding	55,745,059	39,256,372	51,219,378	38,658,465
Diluted weighted average common shares outstanding	59,997,047	43,603,539	57,585,551	43,920,499

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.

STATEMENTS OF CASH FLOWS

	Nine-month periods ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(41,142)	$(903,464)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	27,026	30,947
Amortization of debt discount	95,269	109,062
Fair value of options	160,872	241,589
Fair value of warrant modifications	-	26,645
Fair value of inducement to convertible note holders	-	159,000
Changes in operating assets and liabilities:
Accounts receivable	(235,102)	(259,722)
Other assets	(3,200)	13,422
Prepaid expenses	(1,345)	(10,140)
Accrued interest	(2,170)	5,108
Accounts payable and accrued expenses	119,990	(76,065)
Deferred revenues	(24,009)	10,000
Net cash provided by (used in) continuing operations	96,189	(653,618)
Net cash provided by (used in) discontinued operations	8,455	(14,326)
Net cash provided by (used in) operating activities	104,644	(667,944)

Cash flows from investing activities:
Proceeds from sale of lead generation business	-	36,621
Proceeds from sale of online marketing services business	200,000	-
Capital expenditures	(27,528)	(40,358)

Net cash provided by (used in) investing activities	172,472	(3,737)

Cash flows from financing activities:
Proceeds from notes payable	-	600,000
Principal repayments on notes payable	(320,000)	(100,000)
Proceeds from exercise of warrants	125,887	172,624
Repurchase of shares of common stock	-	(17,500)

Net cash (used in) provided by financing activities	(194,113)	655,124

Net increase (decrease) in cash	83,003	(16,557)

Cash, beginning of period	104,750	91,603

Cash, end of period	$187,753	$75,046

Supplemental disclosures of cash flow information:
Cash paid for interest	$66,545	$32,093

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Write-off of fully depreciated fixed assets	$53,723	$640
Issuance of note receivable	$100,000	$-
Preferred stock dividends	$83,232	$311,014
Beneficial conversion feature	$-	$141,256
Cashless exercise of warrants	$-	$264
Fair value of warrants issued in connection with notes payable	$9,850	$-
Conversion of Series A Preferred Stock	$319,946	$363,000
Conversion of Series B Preferred Stock	$3,554,150	$-
Conversion of notes payable to common stock	$462,500	$530,000

See Notes to Unaudited Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Accelerize New Media, Inc., or the Company, a Delaware corporation, incorporated on November 22, 2005, is a Software-as-a-Service platform providing online tracking and analytics solutions for advertisers and online marketers.

The Company provides software solutions for businesses interested in expanding their online advertising presence.

In February 2011 and again in September 2012, the Company decided to allocate more resources to its software solutions business.  In February 2011 the Company discontinued its lead generation business and disposed of this division to a third party. In September 2012, the Company sold its online marketing services business to a third party.

The balance sheet presented as of December 31, 2011 has been derived from our audited financial statements. The unaudited financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on March 29, 2012.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.

The accompanying financial statements have been prepared on a going concern basis. The Company has a net loss from continuing operations of approximately $41,000 during the nine-month period ended September 30, 2012, and it has a working capital deficit of approximately $70,000 as of September 30, 2012. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue increase its revenues at a higher rate than its expenses and may continue to provide for the Company’s capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

Reclassification

The financial statements for 2011 have been reclassified to reflect the Company’s discontinued operations.

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

	September 30, 2012	December 31, 2011

Allowance for doubtful accounts	$24,288	$87,301

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the nine-month period ended September 30, 2012, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Canada, and Europe. None of the Company’s customers accounted for more than 10% of its accounts receivable at September 30, 2012 or December 31, 2011.  The Company does not require any collateral from its customers.

The Company’s note receivable is due from the purchaser of its online marketing services division.  The Company has a security interest in all of the assets sold to the purchaser.

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

Effective September 2012 and February 2011, respectively, the Company discontinued its online marketing services and lead generation businesses.

Product Concentration

The Company generates its revenues from software licensing.

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

Marketable securities consist of equity securities of a publicly-traded company.  These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. The Company regarded the decline in fair value of its marketable securities to be “other than temporary,” accordingly the unrealized loss was recorded in the net income from discontinued operations in the Company’s statements of operations as these securities were sold in connection with the disposition of the Company’s online marketing services division.

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued expenses, note and convertible promissory notes payable approximate their fair value due to the short term  maturity of these items.

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

However, the Company believes that it has no derivative liabilities associated with such instruments at September 30, 2012 because the Company believes that it will not issue additional consideration, beyond those already granted, 1) to the holders of the 12% Convertible Notes Payable, a substantial number of which have converted their 12% Convertible Note Payable during the first quarter of 2012, and 2) the likelihood that the Company will trigger the subsequent financing reset provision of the warrants issued in connection with the 12% Note Payable is more remote than possible, but certainly not probable.

Advertising

The Company expenses advertising costs as incurred.

	Nine-month periods ended,
	September 30, 2012	September 30, 2011

Advertising expense	$44,364	$47,633

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

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with ASC No. 985-30, Software-Research and Development. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first. The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility.  Accordingly, no software development costs have been capitalized at September 30, 2012.

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

Segment Reporting

The Company generated revenues from two sources: 1) SaaS, and 2) online marketing services. The online marketing services division was discontinued in September 2012, and accordingly, the financial statements were adjusted retroactively to reflect only the operations of the SaaS division. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	Three months ended September 30,			Nine months ended September 30,
	2012	2011		2012	2011
Numerator:
Net income (loss) from continuing operations	$166,132	$(244,265)		$(41,142)	$(903,464)
Preferred stock dividends	-	(89,845)		(83,232)	(311,014)
Numerator for basic earnings per share- net income (loss) from continuing operations attributable to common stockholders - as adjusted	$166,132	$(334,110	) )	$(124,374)	$(1,214,478)

Net income from discontinued operations	$276,834	$(56,906)		$248,316	$70,652

Denominator:
Denominator for basic earnings per share--weighted average shares	55,745,059	39,256,372		51,219,378	38,658,465
Effect of dilutive securities- when applicable:
Stock options	4,016,667	3,734,054		5,675,526	3,921,667
Warrants	235,321	613,113		690,647	1,340,367
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	59,997,047	43,603,539		57,585,551	43,920,499

Earnings (loss) per share:
Basic
Continuing operations, as adjuted	$0.00	$(0.01)		$(0.00)	$(0.03)
Discontinued operations	$0.00	$(0.00)		$0.00	$0.00
Net earnings (loss) per share- basic	$0.01	$(0.01)		$0.00	$(0.03)

Diluted
Continuing operations, as adjuted	$0.00	$(0.01)		$(0.00)	$(0.03)
Discontinued operations	$0.00	$(0.00)		$0.00	$0.00
Net earnings(loss) per shares-diluted	$0.01	$(0.01)		$0.00	$(0.03)

The weighted-average anti-dilutive common share equivalents are as follows:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2012	2011	2012	2011

Series A Preferred Stock	-	3,790,000	317,949	3,846,700
Series B Preferred Stock	-	11,662,500	3,887,500	11,662,500
Convertible notes payable	436,250	1,274,000	567,363	1,274,000
Options	15,738,333	9,225,000	14,079,474	9,225,000
Warrants	11,275,358	13,080,524	11,730,684	12,815,255
	27,449,941	39,032,024	30,582,970	38,823,455

The anti-dilutive common share equivalents outstanding are as follows:

	September 30 2012	September 30 2011

Series A Preferred Stock	-	2,393,400
Series B Preferred Stock	-	11,662,500
Convertible notes payable	436,250	1,274,000
Options	15,738,333	9,245,000
Warrants	11,275,358	12,815,255
	27,449,941	37,390,155

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	September 30, 2012	December 31, 2011
Computer equipment and software	$45,429	$33,750
Office furniture and equipment	35,695	32,331
	81,124	66,081
Accumulated depreciation	(34,292)	(15,634)
	$46,832	$50,447

	Nine-month periods ended
	September 30, 2012	September 30, 2011

Depreciation expense	$18,659	$5,967

NOTE 3:  DISCONTINUED OPERATIONS

In February 2011, the Company completed the sale of its lead generation division to a third-party for an up-front consideration of $20,000 and a percentage of futures revenues that might be generated by the purchaser through February 2012.  The total consideration received by the Company amounted to $36,621 through September 30, 2011.

In September 2012, the Company completed the sale of its online marketing services division to a third-party.  The total consideration received by the Company is as follows:

•	$150,000 paid to the Company in cash at closing;
•	$50,000 paid by the purchaser to a lender of the Company in cash at closing, on behalf of the Company;
•	A note receivable with a face value of $162,000, provided that the purchaser may satisfy this obligation by paying $100,000 plus accrued interest by January 1, 2013; and
•
A note receivable of $500,000, which matures in December 2014.  The note receivable may be satisfied with in-kind services provided by the purchaser over a 27-month period, or cash.  The in-kind services are of a nature and a cost to be agreed by both parties.

Because of the contingent nature of the $500,000 note receivable, the Company will recognize any gain from the disposal of discontinued operations associated with such note if and when the services are provided by the purchaser.  No in-kind services have yet been provided by the purchaser to the Company.  Additionally, for purposes of computing the gain on disposal of the online marketing services, the Company is using $100,000 of the $162,000 note receivable.

The components of the gain from disposal of discontinued operations are as follows:

	Nine-month periods ended
	September 30, 2012	September 30, 2011

Disposition proceeds	$300,000	$36,621
Carrying value of net tangible and intangible assets transferred	(4,117)	-
Gain from disposal of discontinued operations	$295,883	$36,621

The components of the income or loss from discontinued operations are as follows:

	Nine-month periods ended
	September 30, 2012	September 30, 2011

Revenues	$599,570	$1,048,645
Operating expenses	(647,168)	(1,002,614)
(Loss) Income from discontinued operations	$(47,598)	$46,031

The components of the net assets and liabilities of discontinued operations are as follows:

	September 30, 2012	December 31, 2011

Accounts receivables, net of allowance	$20,045	$65,275
Other assets	120	6,368
Property and equipment, net of accumulated depreciation	-	7,242
Accounts payable and accrued expenses	-	(2,698)
Net assets and liabilities of discontinued operations	$20,165	$76,187

During the nine-month period ended September 30, 2011, the Company wrote down its goodwill by $38,000, which is included in income from operating expenses of discontinued operations.

NOTE 4: NOTE RECEIVABLE

As part of the consideration received from the purchaser of the Company’s online marketing services division, the Company received a note receivable with a face value of $162,000 and a maturity date of February 15, 2015.  The note bears interest at an annual rate of 5%.  The purchaser may satisfy this obligation by paying $100,000 plus accrued interest by January 1, 2013.  The note provides for monthly principal repayments of $6,000 commencing in November 2012.

The excess of the face value of the note receivable of $162,000 over the payment of $100,000 which can satisfy the obligation by January 31, 2013 is recorded as original issue discount.  The original issue discount amounted to $62,000 at September 30, 2012.

NOTE 5: PREPAID EXPENSES

At September 30, 2012, the prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 6: MARKETABLE SECURITIES

Marketable securities classified as available for sale consisted of the following at:

	September 30, 2012	December 31, 2011
Cost basis	$24,000	$24,000
Carrying value	120	120
Total other-than-temporary losses recognized in earnings	$23,880	$23,880

NOTE 7: GOODWILL

At December 31, 2010, the Company wrote-down the value of its goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4  “Intangibles-Goodwill and Other” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company wrote-down $0 and $38,000 during the nine-month periods ended September 30, 2012 and 2011, respectively. The $38,000 carrying value of goodwill was reclassified to discontinued operations in 2011.

NOTE 8: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	September 30, 2012	December 31, 2011

Deferred revenues	$51,233	$75,242

NOTE 9: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

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

12% Convertible Notes Payable

The Company had 12% convertible promissory notes, including accrued interest, aggregating $184,613 and $625,081 outstanding at September 30, 2012 and December 31, 2011, respectively.  The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied.  The 12% Convertible Notes Payable mature ten days after the maturity date of the Company’s 12% note, or 12% Note Payable.  Effective May 29, 2009, on the maturity date, each holder has the option of having the 12% Convertible Notes Payable prepaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable , after July 1, 2009 and prior to October 10, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

During the nine-month period ended September 30, 2012, the Company issued 1,156,250 shares of its common stock pursuant to the conversion of 12% Convertible Notes payable with principal aggregating $462,500.

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

August 2011 Amendment

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

The Company accounted for the cancellation of the initial warrants in January 2011 and the grant of 600,000 warrants in August 2011, as a modification of terms for the grants of 283,019 warrants issued in January 2011, and a new grant of 316,981 warrants.  As a result of the grants and modification of warrants, the Company recognized as a beneficial conversion feature and debt discount of $141,257, which is reflected in the accompanying financial statements as additional paid-in capital and corresponding debt discount.

September 2012 Amendment

During September 2012, the Company modified the terms of the 12% Note Payable by 1) prepaying $50,000 of outstanding principal, 2) extending the maturity date to September 1, 2013, 3) reducing the monthly principal repayment to $15,000, 4) cancelling the 600,000 warrants granted to the holder in August 2011 in connection with the prior amendment and 5) granting 650,000 warrants to the holder at an exercise price of $0.35 per share with an expiration date of August 23, 2016.

The Company accounted for the cancellation of the warrants granted in August 2011 and the issuance of warrants in September 2012 as a new grant of 50,000 warrants.  As a result of the grant of warrants, the Company recognized $9,850 as debt discount, which is reflected in the accompanying unaudited financial statements as additional paid-in capital and corresponding debt discount.

The Company made principal repayments of $320,000 on its 12% Note Payable during the nine-month period ended September 30, 2012.

	Nine-month periods ended
	September 30, 2012	September 30, 2011

Interest and amortization expense associated with the 10% and 12% Convertible Notes Payable and 12% Note Payable	$123,627	$283,973

NOTE 10: STOCKHOLDERS’ DEFICIT

Common Stock

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the nine-month period ended September 30, 2011 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	883,274	$311,014	$0.35
Conversion of 10% Notes Payable into Common Stock	1,325,000	$689,000	$0.60
Cashless exercise of 600,000 warrants	264,000	$264	$0.001
Conversion of Series A Preferred Stock into Common Stock	2,906,600	$391,288	$0.134

During the nine-month period ended September 30, 2011, the Company repurchased 175,000 shares of its Common Stock from a stockholder for an aggregate consideration of $17,500.  The repurchased shares were cancelled upon repurchase.

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the nine-month period ended September 30, 2012 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	182,418	$83,231	$0.15 - 0.49
Conversion of Series A Preferred Stock into Common Stock	2,393,334	$322,339	$0.15
Conversion of Series B Preferred Stock into Common Stock	11,662,500	$3,565,814	$0.35
Exercise of warrants	524,250	$125,888	$0.15 - 0.35
Conversion of 12% Notes Payable to Common Stock	1,156,250	$462,500	$0.40

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

Following conversions of all outstanding shares of Series A Preferred Stock up to and through March 23, 2012, no shares of Series A Preferred Stock were outstanding at September 30, 2012.

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

Following mandatory conversion of all outstanding shares of Series B Preferred Stock on March 31, 2012, no shares of Series B Preferred Stock were outstanding at September 30, 2012.

Warrants

During the nine-month period ended September 30, 2012, in connection with the amendment  of the 12% Note Payable the Company granted additional warrants to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share with an expiration date of August 23, 2016. As a result of the grant of warrants, the Company recognized a debt discount of $9,850, which is reflected in the accompanying unaudited financial statements as additional paid-in capital and corresponding debt discount.

During the nine-month period ended September 30, 2011, in connection with the issuance of the 12% Note Payable the Company issued warrants to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants was equal to the lower of (i) $0.53 or (ii) the price per share at which the Company sold or issued its capital stock during the period the warrants were outstanding in a transaction or series of transactions in which the Company receives at least $500,000, provided that such price per share shall in no case be less than $0.35.  The warrants were due to expire in January 2016.

During August 2011, the Company in connection with the modification of the terms of the Company’s 12% Note Payable, cancelled the initial warrants issued in January 2011, and granted 600,000 warrants to the holder at an exercise price of $0.35 per share with an expiration date of August 23, 2016.  The Company accounted for the cancellation of the initial warrants in January 2011 and the grant of 600,000 warrants in August 2011 was accounted for as modification of terms for the grants of 283,019 warrants in January 2011 and a new grant of 316,981 warrants.  As a result of the grants and modification of warrants, the Company recognized as beneficial conversion features a debt discount of $141,257, which is reflected in the accompanying unaudited financial statements as additional paid-in capital and corresponding debt discount.

On January 3, 2011 the Company’s board approved the reduction of the exercise price of the warrants issued in connection with both the 10% Convertible Notes Payable and 12% Convertible Notes Payable from $0.55 to $0.40.The fair value of these warrant modifications amounted to $17,645, and was recorded as interest expense and as an increase to additional paid-in capital.

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Accelerize New Media, Inc. Stock Option Plan, or the Plan. The total number of shares of capital stock of the Company that may be subject to options under the Plan is 22,500,000 shares of common stock, following an increase from 10,000,000 shares to 15,000,000 shares of common stock in May 2011, and from 15,000,000 shares to 22,500,000 shares of Common Stock on March 27, 2012, from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of common stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve.

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

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Nine-month periods ended
	September 30, 2012	September 30, 2011
Weighted-average grant date fair value	$0.14	$0.44
Fair value of options, recognized as selling, general, and administrative expenses	$160,872	$241,589
Number of options granted	10,970,000	1,267,850

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $1,200,000 at September 30, 2012 and the Company expects that it will be recognized over the following weighted-average period of 30 months.

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

NOTE 11: SEGMENTS

During the nine-month periods ended September 30, 2012 and 2011, the Company operated in two business segments. In September 2012, the Company discontinued its online marketing services division and as of September 27, 2012, operates in one business segment, The accompanying financial statements have been retroactively adjusted to reflect the operations of the SaaS business segment. The percentages of sales for the SaaS division by geographic region for the nine-month periods ended September 30, 2012 and 2011 were approximately as follows:

	2012	2011
United States	93%	96%
Canada	1%	2%
Europe	4%	2%
Other	2%	*

* less than 1%

NOTE 12: COMMITMENTS AND SUBSEQUENT EVENTS

On November 9, 2012, the Company entered into new employment agreements with two of its executive officers.  The agreements provide that they will generally terminate on December 31, 2017.  Under the agreements, the executive officers are entitled to minimum annual bases salaries of $275,000 each, and aggregating $550,000.  Additionally, the agreements provide for an increase in base salary of 3% on January 1, 2014 and every year thereafter.  If the Company elects to terminate the agreement(s) without cause, the respective executive officer is entitled to a severance payment of the greater of one-year annual base salary or the remaining payments due based on the agreement.

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

Overview

We are a provider of software solutions for businesses interested in expanding their online advertising presence. We own and operate www.cakemarketing.com, an internally-developed Software-as-a-Service, or SaaS, platform. Cake Marketing is a hosted software solution that provides an all-inclusive suite of management services for online marketing campaigns. From tracking and reporting to lead distribution, our patent-pending software enables advertisers, affiliate marketers and lead generators a fully scalable and accurate platform developed with a combination of innovative technology and an imaginative approach to doing business online.

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

In September 2012 we decided to discontinue our Online Marketing Services Division, in order to focus our efforts and resources on our SaaS products and services.  Our Online Marketing Services Division included an extensive portfolio of approximately 5,500 URLs, also known as domain names.  Our URL portfolio was used to build consumer-based financial portals, microsites, blogs, and landing pages used for lead generation initiatives.  We also owned and developed various financial portals, and websites that provides to subscribers real-time alerts based on reports filed with the Securities and Exchange Commission and offered advertisers access to an audience of active investors, financial planners, registered advisors, journalists, investment bankers and brokers. After careful review by our management, it became clear that although the Online Marketing Services Division was a substantial source of revenue for us, it was only marginally profitable, and required substantial management attention and financial resources, which would otherwise be invested in our SaaS division. Commencing September 27, 2012, we discontinued offering online marketing services.

In connection with the decision to discontinue our Online Marketing Services Division, we sold the assets related thereto on September 27, 2012 for a purchase price of up to $862,000, payable as follows: On September 27, 2012, Emerging Growth, LLC, a Delaware limited liability company, or the Buyer, paid us $150,000 in cash and paid $50,000 to Agility Capital II, LLC, or Agility, for our benefit in connection with a principal payment under our loan agreement with Agility as further described below.  The Buyer shall also pay us up to $162,000 in twenty-seven equal monthly installments of $6,000 plus interest thereon at 5% per annum commencing on November 15, 2012 evidenced by a promissory note, provided that if the Buyer pays us an aggregate of $100,000 plus accrued but unpaid interest by January 1, 2013 pursuant to such promissory note, no further installment payments shall be paid to us.  The Buyer shall further pay us $500,000 plus interest thereon at 3.25% per annum on December 27, 2014 evidenced by a promissory note, provided that the Buyer may render certain services to us of a nature and at a cost to be agreed with us, and the aggregate amount of all invoices rendered by the Buyer to us for such services shall be applied to and reduce the outstanding principal of such promissory note.  To our knowledge, certain of the members of the Buyer are our shareholders, though these members do not currently own in the aggregate more than five percent of the membership interests in the Buyer.  The purchase price for the sale was negotiated at arms’ length between us and the Buyer.  As security for the obligations of the Buyer, the Buyer granted us a security interest in the assets sold to the Buyer.

Our principal offices are located at 2244 West Coast Highway, Suite 250, Newport Beach, CA 92663. Our telephone number there is: (949) 515-2141. Our corporate website is: www.accelerizenewmedia.com, the contents of which are not part of this quarterly report.

Business Environment

SaaS
The business environment for our SaaS platform is characterized as follows:

●
Larger advertisers are evaluating mission-critical software, such as ours, to manage their online performance-based initiatives.  Such companies are factoring whether it is more beneficial to them to either develop their own technology or license it from third-parties, such as us;

●	As the online performance-based market grows, there are new entrants as solution providers, who are competing mostly on price and less on richness of features and performance tools;
●	We believe that our existing and potential customer base continues to look for more measureable results in their online performance-based growth and more flexible contractual terms; and,
●	We believe there are opportunities to increase our number of clients in Western and Central Europe, where companies are adopting and implementing online performance-based initiatives.

ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

	Three-month periods ended September 30,		Increase/ (Decrease) in $ 2012	Increase/ (Decrease) in % 2012	Nine-month periods ended September 30,		Increase/ (Decrease) in $ 2012	Increase/ (Decrease) in % 2012
	2012	2011	vs 2011	vs 2011	2012	2011	vs 2011	vs 2011

Revenue:	$1,570,948	$670,348	900,600	134.3%	$3,914,033	$1,492,108	2,421,925	162.3%

Operating expenses:
Cost of revenues	251,219	36,816	214,403	582.4%	619,745	134,193	485,552	361.8%
Research and development	370,269	141,924	228,345	160.9%	724,065	382,402	341,663	89.3%
Selling, general and administrative	742,420	674,847	67,573	10.0%	2,471,369	1,512,493	958,876	63.4%
Total operating expenses	1,363,908	853,587	510,321	59.8%	3,815,179	2,029,088	1,786,091	88.0%

Operating income (loss)	207,040	(183,239)	(390,279)	213.0%	98,854	(536,980)	635,834	118.4%

Other expense:
Interest expense	(40,908)	(61,026)	(20,118)	-33.0%	(139,996)	(366,484)	(226,488)	-61.8%

Net income (loss) from continuing operations	166,132	(244,265)	(410,397)	NM	(41,142)	(903,464)	(862,322)	-95%

Discontinued operations
(Loss) income from discontinued operations	(19,049)	(44,906)	25,857	-58%	(47,567)	46,031	(93,598)	NM
Unrealized loss - marketable securities	-	(12,000)	12,000	-100.0%	-	(12,000)	12,000	-100.0%
Gain from the disposal of discontinued operations	295,883	-	20,000	NM	295,883	36,621	20,000	NM
Net income (loss) from discontinued operations	276,834	(56,906)	57,857	NM	248,316	70,652	177,664	251%

Net income (loss)	$442,966	$(301,171)	$(744,137)	NM	$207,174	$(832,812)	$(1,039,986)	NM

NM: Not Meaningful

Discussion of Results for Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

Revenues

	Three-Months Ended		%	Nine-Months Ended		%
	September 30,		Change	September 30,		Change
	2012	2011		2012	2011

Revenues	$1,570,948	$670,348	134.3%	$3,914,033	$1,492,108	162%

We generate our SaaS revenues from a set-up fee and monthly license fee, supplemented by per transaction fees that customers pay for monthly platform usage.

The increase in our software licensing revenues during the three-month and nine-month periods ended September 30, 2012, when compared to the prior year periods, is due to the increased number of customers using our SaaS products and services, as well as increased revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of average clients increased 102% and 130% during the three-month and nine-month periods ended September 30, 2012, respectively, when compared to the prior year and our average monthly fee per customer increased 106% and 13% during the three-month and nine-month periods ended September 30, 2012, respectively, when compared to the prior year periods. The increase in the number of customers using our SaaS products during the three-month and nine-month periods ended September 30, 2012 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to the higher market acceptance among our larger users who generate a higher volume of transactions.

We believe that our Saas revenues will continue to increase sequentially for the remainder of 2012.

Cost of Revenues

	Three-Months Ended		%	Nine-Months Ended		%
	September 30,		Change	September 30,		Change
	2012	2011		2012	2011

Cost of Revenues	$251,219	$36,816	582.4%	$619,745	$134,193	361.8%

Cost of revenue consists primarily of web hosting and domain registration fees.

For the three and nine months ended September 30, 2012, when compared to the prior year periods, cost of revenue significantly increased reflecting the higher web hosting fees and domain registration costs incurred to support our increased number of clients and platform usage.

We believe that our cost of revenues will continue to increase commensurate with our anticipated increase in revenues for the remainder of 2012.

Research and Development Expenses

	Three-Months Ended		%	Nine-Months Ended		%
	September 30,		Change	September 30,		Change
	2012	2011		2012	2011

Research and Development	$370,269	$141,924	160.9%	$724,065	$382,402	89.3%

Research and development expenses consist primarily of payroll expenses and related benefits and facility costs associated with enhancement of our software services.

Our research and development expenses increased during the three-month and nine-month periods ended September 30, 2012, when compared to prior year periods, due to increased staff assigned to the enhancement of our software services, which translated into increased payroll costs and related benefits.

We believe that our research and development expenses will continue to increase sequentially as we continue to enhance some of the features of our Saas platform for the remainder of 2012.

Selling, General, and Administrative Expenses

	Three-Months Ended		%	Nine-Months Ended		%
	September 30,		Change	September 30,		Change
	2012	2011		2012	2011

Selling, general, administrative	$742,420	$674,847	10.0%	$2,471,369	$1,512,493	63.4%

Selling, general, and administrative expenses primarily consist of payroll expenses associated with supporting customer acquisition activities, as well as other general and administrative expenses, including payroll expenses necessary to support our existing and anticipated growth in our revenues, and legal expenses and professional fees.

The increase in selling, general and administrative expenses during the three-month and nine-month periods ended September 30, 2012, when compared to prior year periods, is primarily due to an increased number of employees assigned to support customer acquisition activities, such as training and account management, which resulted in increased payroll costs and related benefits.

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

Interest

	Three-Months Ended		%	Nine-Months Ended		%
	September 30,		Change	September 30,		Change
	2012	2011		2012	2011

Interest	$40,908	$61,026	-33.0%	$(139,996)	$(366,484)	-61.8%

Interest expense consists of interest charges and amortization of debt discount associated with our convertible notes payable and note payable.

For the three months ended September 30, 2012, when compared to the prior year period, interest expense decreased primarily due to lower interest-bearing principal balances.

For the nine months ended September 30, 2012, when compared to the prior year period, interest expense decreased primarily due to inducement to holders of certain convertible promissory notes which amounted to $159,000 which occurred in the three-month period ended March 31, 2011, which were not granted during the three-month and nine-month periods ended September 30, 2012, a decrease in the amortization of debt discount on our convertible notes payable, which matured earlier in 2012, and, to a lesser extent, a decrease in the weighted-average principal balance of our interest-bearing obligations, of which a substantial portion was converted into shares of our common stock during the three-month period ended March 31, 2012.

We believe that our interest expense will continue at the same levels as the first nine-months of 2012 for the remainder of 2012.

Net income (loss) from discontinued operations

	Three-Months Ended		%	Nine-Months Ended		%
	September 30,		Change	September 30,		Change
	2012	2011		2012	2011

(Loss) income from discontinued operations	$(19,049)	$(44,906)	-58.0%	$(47,567)	$46,031	NM
Unrealized loss on marketable securities	-	(12,000)	-100%	-	(12,000)	-100%
Gain from the disposal of discontinued operations	295,883	-	NM	295,883	36,621	NM
Net income (loss) from discontinued operations	276,834	(56,906)	NM	248,316	70,652	251%

The net income (loss) from discontinued operations consists of revenues and operating expenses from our online marketing services and lead generation divisions, which were sold in September of 2012 and February of 2011, respectively, as well as a gain on those sales during the three-month and nine-month periods ended September 30, 2011 and 2012.

The income from discontinued operations during the three months ended September 30, 2012 and nine-months ended September 30, 2011 consisted primarily of revenues and expenses from our discontinued online marketing services division, and, to a lesser extent during 2011, the contingent receipts resulting pursuant to the disposition of our lead generation division. We do not anticipate receiving additional proceeds related to our former lead generation division or our online marketing services division.

Liquidity and Capital Resources

Sources of liquidity and capital resources
	Ending balance at September 30,		Average balance during first nine months of
	2012	2011	2012	2011
Cash	$187,753	$63,046	125,400	150,559
Accounts receivable	592,872	452,093	522,483	354,817

Accounts payable and accrued expenses	533,314	234,079	383,697	274,388
Convertible notes payable excluding debt discount	184,613	655,145	419,879	916,466
Notes payable, excluding debt discount	154,373	505,200	329,787	252,600

At September 30, 2012 and 2011, 78% and 83%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity include the sale of our securities and other financing activities, such as the issuance of a note payable of $500,000 in January 2011. We also completed the sale of our online marketing services division, which generated $200,000 in September 2012.  We cannot ascertain that we have sufficient funds from operations to fund our ongoing operating requirements through December 31, 2012. We may need to raise funds to enhance our working capital and use them for strategic purposes. If such need arises, we intend to generate proceeds from either debt or equity financing.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $40,000 and $28,000 during the nine-month periods ended September 30, 2012 and 2011.

	Nine-Month Period Ended September 30,
	2012	2011
Cash flows from operating activities

Net loss	$(41,142)	$(903,464)
Non-cash adjustments
Fair value of warrant modifications and inducements	-	185,645
Fair value of options	160,872	241,589
Amortization of debt discount	95,269	109,062
Other	27,026	30,947

Changes in assets and liabilities
Accounts receivable	(235,102)	(259,722)
Accounts payable and accrued expenses	119,990	(76,065)
Other	(30,723)	18,390
Net cash provided by (used in) operating activities	96,189	(653,618)
Net cash provided by (used in) discontinued operations	8,455	(14,326)
Net cash provided by (used in) operating activities	104,644	(667,944)

Cash flows from investing activities
Proceeds from sale of lead generation business	-	36,621
Proceeds from sale of online marketing services business	200,000	-
Purchase of fixed assets and other, net	(27,528)	(40,358)
	172,472	(3,737)

Cash flows from financing activities
Proceeds from note payable	-	600,000
Repayment of notes payable	(320,000)	(100,000)
Proceeds from exercise of warrants	125,887	172,624
Other	-	(17,500)
	(194,113)	655,124

Net variation in cash	$83,003	$(16,557)

Nine months ended September 30, 2012

The increase in accounts receivable as of September 30, 2012 is primarily due to a commensurate increase in revenues. The increase in accounts payable and accrued expenses during the nine-month period ended September 30, 2012 is primarily due to slower payment processing to certain vendors reflecting our liquidity condition.

Cash provided by investing activities during the nine-month period ended September 30, 2012 consists of recurring purchases of computer equipment of approximately $28,000, offset by the proceeds from the sale of our online marketing services business of $200,000.

Cash used in financing activities during the nine-month period ended September 30, 2012 resulted from the proceeds from the exercise of warrants of approximately $126,000, offset by the principal repayments on our notes payable of $320,000.

Nine months ended September 30, 2011

The increase in accounts receivable as of September 30, 2011 is commensurate with an increase in revenues during the same period. The decrease in accounts payable and accrued expenses during the nine-month period ended September 30, 2012 is primarily due to quicker payment processing to vendors following the issuance of our 12% Note Payable of $500,000 in January 2011 and $100,000 in August 2011.

Cash used in investing activities during the nine-month period ended September 30, 2011 consists of proceeds from the sale of our lead generation business in February 2011 of approximately $37,000 offset by of recurring purchases of computer equipment of approximately $40,000.

Cash provided by financing activities of approximately $655,000 consisted of the proceeds from the issuance of our 12% Note Payable of $600,000 and the proceeds from the exercise of warrants of approximately $173,000, offset by the $17,500 repurchase of shares of common stock and principal repayments of $100,000 on the 12% Note Payable.

Operating cash flows from period to period

Our cash flows from operating activities increased to $96,190 from net cash used in operating activities of $655,618 during the nine-month periods ended September 30, 2012 and 2011, respectively. Such increase is primarily attributable to the following:

•	An increase in revenues during the nine-month period ended September 30, 2012, offset by a lesser increase in correlated web-hosting and payroll costs; and
•	An increase in accounts payable and accrued expenses due to slower payment processing to certain vendors;

Capital Raising Transactions

Exercise of warrants

We did not generate proceeds from the exercise of warrants during the three-month period ended September 30, 2012.

Loan Agreement

We are party to a loan agreement, as amended, or the Loan Agreement, with Agility, which provided for us to borrow up to $600,000 from Agility. We owe $187,500 to Agility at September 30, 2012. The loan accrues interest at a rate of 12% per annum, payable monthly, and matures on September 1, 2013.  The Loan Agreement contains a covenant requiring us to achieve specified revenue levels. The Loan Agreement contains additional covenants restricting our ability to pay dividends, purchase and sell assets outside the ordinary course of business and incur additional indebtedness. We are currently in compliance with all covenants under the Loan Agreement. The occurrence of a material adverse effect will be an event of default under the Loan Agreement, in addition to other customary events of default. In connection with the Loan Agreement, we granted Agility a security interest in all of our personal property and intellectual property.

Other outstanding obligations at September 30, 2012

12% Convertible Notes Payable

We had 12% convertible promissory notes aggregating $174,500 outstanding at September 30, 2012. The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied.  The 12% Convertible Notes Payable mature ten days after the maturity date of our 12% Note Payable.  On the maturity date, each holder has the option of having the 12% Convertible Notes Payable prepaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  We may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable , after July 1, 2009 and prior to October 10, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date.

From January 1 to September 30, 2012, holders of $462,500 of the 12% Convertible Notes Payable converted such notes. We issued 1,156,250 shares of our Common Stock to the holders pursuant to such conversion.

Warrants

As of September 30, 2012, 11,966,005 shares of our Common Stock are issuable pursuant to the exercise of warrants at a weighted-average exercise price of $0.46 per share.

Options

As of September 30, 2012, 19,975,000 shares of our Common Stock are issuable pursuant to the exercise of options at a weighted-average exercise price of $0.25 per share.

Going Concern

The accompanying financial statements have been prepared on a going concern basis. We have a net loss from continuing operations of approximately $41,000 during the nine-month period ended September 30, 2012, and a working capital deficit of approximately $70,000 as of September 30, 2012. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue increase its revenues at a higher rate than its expenses and may continue to provide for our capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute its business plan or generate positive operating results.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

New Employment Agreements with Brian Ross and Damon Stein; Right to Award Discretionary Bonus to Jeff McCollum

Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K in lieu of filing a Form 8-K.

On November 9, 2012, we entered into new employment agreements with Brian Ross, our Chairman of the Board, President and Chief Executive Officer, and Damon Stein, our General Counsel and Secretary.

Mr. Ross’s employment agreement continues until the earlier of December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. Ross is entitled to an annual base salary of $275,000.  Mr. Ross is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors.  Any bonuses awarded will not exceed thirty percent of Mr. Ross’s base salary.  If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Ross is entitled to other benefits including reimbursement for reasonable business expenses and payment of health insurance premiums.  The employment agreement may be terminated by us without cause upon 30-days prior written notice.  If we elect to terminate Mr. Ross’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year.  We may also terminate the agreement and Mr. Ross’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Stein’s employment agreement continues until the earlier of December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. Stein is entitled to an annual base salary of $275,000.  Mr. Stein is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors.  Any bonuses awarded will not exceed thirty percent of Mr. Stein’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Stein is entitled to other benefits including reimbursement for reasonable business expenses and payment of health insurance premiums.  The employment agreement may be terminated by us without cause upon 30-days prior written notice.  If we elect to terminate Mr. Stein’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year.  We may also terminate the agreement and Mr. Stein’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

On November 13, 2012, the Board approved the right to award Jeff McCollum, President of our Cake Marketing Division and one of our officers, an annual bonus at our discretion of up to 100% percent (payable in installments) of Mr. McCollum’s base salary of $150,000, allowing for total annual compensation of up to $300,000.  In September and October 2012, Mr. McCollum was awarded bonuses which totaled $16,666.68.  The other terms of Mr. McCollum’s at-will employment agreement with us, dated as of March 15, 2007, remain in effect.

Item 6.  Exhibits

2.1
Asset Purchase Agreement, dated September 27, 2012, between Accelerize New Media, Inc. and Emerging Growth LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on September 27, 2012).

4.1	Warrant to Purchase Stock issued September 27, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on September 27, 2012).

10.1
Second Amendment to Loan Agreement, dated September 27, 2012, between Accelerize New Media, Inc. and Agility Capital II, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on September 27, 2012).

10.2	Employment Agreement, dated November 9, 2012, between Accelerize New Media, Inc. and Brian Ross.*

10.3	Employment Agreement, dated November 9, 2012, between Accelerize New Media, Inc. and Damon Stein.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.*

101.
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: November 14, 2012	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (principal executive and principal financial officer)