Form 10-K
period 2012-12-31
ACCELERIZE NEW MEDIA INC
filed 2013-03-07
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 29, 2012, the registrant's most recently completed second fiscal quarter, was $17,481,922. For purposes of this calculation, an aggregate of 9,740,000 shares of Common Stock were held by the directors and officers of the registrant on June 29, 2012 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of March 7, 2013: 55,983,605.

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

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, GENERAL MARKET CONDITIONS, INCLUDING THE CONTINUING WEAKNESS IN THE ECONOMY, REGULATORY DEVELOPMENTS AND OTHER CONDITIONS WHICH ARE NOT WITHIN OUR CONTROL.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN THIS ANNUAL REPORT UNDER “ITEM 1A. RISK FACTORS.”

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ACCELERIZE NEW MEDIA, INC.
2012 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

Overview

We are a provider of software solutions for businesses interested in expanding their online advertising presence. We own and operate www.cakemarketing.com, an internally-developed Software-as-a-Service, or SaaS, platform. Cake Marketing is a hosted software solution that provides an all-inclusive suite of management services for online marketing campaigns. From tracking and reporting to lead distribution, our software enables advertisers, affiliate marketers and lead generators a fully scalable and accurate platform developed with a combination of innovative technology and an imaginative approach to doing business online.

During December 2012, we formed Cake Marketing UK Ltd, a private limited company, which is our wholly-owned subsidiary located  in the United Kingdom in order to better provide our services in the European market.

Our principal offices are located at 2244 West Coast Highway, Suite 250, Newport Beach, CA 92663. Our telephone number there is: (949) 515-2141. Our corporate website is: www.accelerizenewmedia.com, the contents of which are not part of this annual report.

Our Common Stock is quoted on the Over-the-Counter Bulletin Board and OTCQB Marketplace under the symbol "ACLZ".

Industry and Market Opportunity

•	In September 2012, analyst firm Yankee Group predicted that the overall mobile application and cloud computing marketplace will be valued at $340 billion in five years.
•	In December 2012, analyst firm Gartner predicted that the SaaS market will grow from $19.8 billion in 2013 to $32.7 billion in 2016, attaining a 13.4% compound annual growth rate.
•	International Data Corporation predicts that by 2016, $1 out of every $5 spent on software will be spent on cloud-based software.
•	The mobile SaaS market is expected to grow to $16.6 billion by 2016, with a compound annual growth rate of 29.5%, according to Strategy Analytics.
•	The cloud computing market will reach $16.7 billion in revenue by the end of 2013, according to 451 Market Monitor.
•	Forrester forecasts that the global market for cloud computing will grow to $118.7 billion by 2014.
•	Global spending on advertising is expected to grow from $480 billion in 2012 to $619 billion in 2017, according to Magna Global.

Additional Characteristics

Managing online marketing campaigns is still a costly proposition.  CPMs (cost per thousand impressions) tend to be slightly higher than other traditional media.  Accordingly, customer acquisitions costs can easily become astronomical, if left unchecked.  Risks associated with customer acquisition costs are as follows:

•
Anonymity of customer base:  it is extremely difficult to identify the demographics, geographics, and psychographics of online users, even with existing search tools, which may leave paid leads unutilized;

•
Fraudulent procurement or creation of customer leads:  some publishers provide fraudulent data to advertisers to increase their revenue, which artificially increases customer acquisition costs without increasing revenues;

•
Performance of online marketing programs is poorly measured and not automated: for example, campaign costs based on clicks and conversions are measured at the campaign period without any controls. Additionally, there is no immediate feedback on determining which banners are more effective than others; and

•
Information about online campaigns between advertisers and affiliates is not automated, which may lead to inefficient relationships: Advertisers rely largely on affiliates to acquire customers. However, advertisers are unable to provide timely information about their campaigns to affiliates and advertisers do not receive timely information about each affiliate’s productivity per campaign.

The business environment for our SaaS platform is characterized as follows:

•
Larger advertisers are evaluating mission-critical software, such as ours, to manage their online performance-based initiatives. Such companies are factoring whether it is more beneficial to them to either develop their own technology or license it from third-parties, such as us;

•	As the online performance-based market grows, there are new entrants as solution providers, who are competing mostly on price and less on richness of features and performance tools;
•	We believe that our existing and potential customer base continues to look for more measurable results in their online performance-based growth and more flexible contractual terms; and
•	We believe there are opportunities to increase our number of clients in Western and Central Europe, where companies are adopting and implementing online performance-based initiatives.

Our Solutions

We believe that our business depends upon the continuing increase of consumer and business use of the Internet and mobile devices as primary tools to facilitate research, communications and transactions.

Software-as-a-Service for Performance Based Marketing

The Company owns and operates www.cakemarketing.com, an internally-developed SaaS platform. Cake Marketing is a hosted software solution that provides an all-inclusive suite of management services for online marketing campaigns. From tracking and reporting to lead distribution, our software enables advertisers, affiliate marketers and lead generators a scalable and accurate marketing platform developed with a combination of innovative technology and an imaginative approach to doing business online.

Cake Marketing allows users to qualify their leads using business rules, reducing the number of fraudulent leads.  It also allows for real-time management of customer acquisition costs and realization rates for each marketing program, specific product campaign and lead source.  Additional performance tools allow for user analysis of customer-centric performance as well as real-time consolidated data.  Also, our software enables access to certain psychographics and demographics for each potential lead, revealing trends relevant to marketers.

Benefits to our clients:

•	Real-time reporting and monitoring of lead and conversion rates, per campaign and per lead source;
•	Monitoring of fraudulent customer leads;
•	Setting and modifying budget limits to cap leads and conversions;
•	Providing granularity to our demographics, geographics, and psychographics of online users; and
•	Enhancing the relationship between advertisers and affiliates.

We leverage off the expertise of the following third-party companies in providing our services:

●
Rackspace Hosting, which operates in the hosting and cloud computing industry. It provides information technology (IT) as a service, managing Web-based IT systems for small and medium-sized businesses, as well as large enterprises worldwide;

•	Dynect.net, which operates in the infrastructure as a service industry. It provides internet DNS and email delivery services for commercial and private users; and
•	Microsoft Corporation, which provides software and related platforms for commercial and private users.

How we market our services

Software-as-a-Service for Performance Based Marketing

We use our internal sales force to market Cake Marketing to advertisers.  Additionally we market our software through www.cakemarketing.com, and by attending industry trade shows and events.  Our clients utilize our software to provide performance-based marketing services to corporations worldwide.

Intellectual Property

Our employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our copyright and trademark notices. As of December 31, 2012, we do not have any registered or pending patents or trademarks, except for a US Provisional Patent Application (S/N 61/301, 811), which was filed on February 5, 2010, encompassing our SaaS lead generation management software.  We filed a utility application (No.: 13/020,240) on the above-mentioned Provisional Patent on February 3, 2011 and on August 11, 2011 our Patent Application with respect to the Provisional Patent was published with Publication No: US-2011-0196759-A1.

Competition

Our primary SaaS Competitors include:

DirectTrack, which is owned by Digital River Inc., an affiliate marketing and tracking platform powering affiliate networks and in-house affiliate programs.

Impact Radius, a privately-held company with a performance and direct response advertising platform.

Other competitors in the SaaS industry include www.hitpath.com and www.linktrust.com.

Our SaaS competitors have significantly greater capital, technology, resources, and brand recognition than we do.

We differentiate from our competition by providing mission-critical data and analytics to our clients, including strategic views on how to mine data processed through our solution, under less rigid payment obligations to our clients than currently offered by our competitors.

Government Regulation

Although there are currently relatively few laws and regulations directly applicable to our software and the Internet, it is possible that new laws and regulations will be adopted in the United States and elsewhere. The adoption of restrictive laws or regulations could slow or otherwise affect Internet growth and the development or usage of our software. The application of existing laws and regulations governing Internet and software issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, taxation, defamation and personal injury), will not expose us to significant liabilities, slow Internet growth and the development or usage of our software or otherwise hurt us financially.

Research and Development

During 2011 and 2012, we incurred research and development expenses of approximately $933,000 and $500,000, respectively, in order to further enhance our Cake Marketing software.

Employees

As of December 31, 2012, we had 29 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

Dispositions

In February 2011 and September 2012, respectively, we decided to discontinue our Lead Generation division and our Online Marketing Services division, in order to focus our efforts and resources on our SaaS products and services.

Our Online Marketing Services Division included an extensive portfolio of approximately 5,500 URLs, also known as domain names.  Our URL portfolio was used to build consumer-based financial portals, microsites, blogs, and landing pages used for lead generation initiatives.  We also owned and developed various financial portals, and websites that provided to subscribers real-time alerts based on reports filed with the Securities and Exchange Commission, or SEC, and offered advertisers access to an audience of active investors, financial planners, registered advisors, journalists, investment bankers and brokers. After careful review by our management, it became clear that although the Online Marketing Services Division was a substantial source of revenue for us, it was only marginally profitable, and required substantial management attention and financial resources, which would otherwise be invested in our SaaS division. Commencing September 27, 2012, we discontinued offering online marketing services.

In connection with the decision to discontinue our Online Marketing Services Division, we sold to a third party, or the Buyer, the assets related thereto on September 27, 2012 for a purchase price of up to $862,000, payable as follows: On September 27, 2012, the Buyer paid us $150,000 in cash and paid $50,000 to Agility Capital II, LLC, or Agility, for our benefit in connection with a principal payment under our loan agreement with Agility as further described herein.  The Buyer is also required to pay us $162,000 in twenty-seven equal monthly installments of $6,000 plus interest thereon at 5% per annum commencing on November 15, 2012 evidenced by a promissory note.  The Buyer shall further pay us $500,000 plus interest thereon at 3.25% per annum on December 27, 2014 evidenced by a promissory note, provided that the Buyer may render certain services to us of a nature and at a cost to be agreed with us, and the aggregate amount of all invoices rendered by the Buyer to us for such services shall be applied to and reduce the outstanding principal of such promissory note.  To our knowledge, certain of the members of the Buyer are our shareholders, though these members did not at the time of the sale own in the aggregate more than five percent of the membership interests in the Buyer. The purchase price for the sale was negotiated at arms’ length between us and the Buyer. As security for the obligations of the Buyer, the Buyer granted us a security interest in the assets sold to the Buyer.

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

Our resources are limited and it may impact how we implement our growth strategy which may impact our operations.

Our resources are limited. Our working capital at December 31, 2012 amounts to $340,060. Additionally, 2012 was the first year in which operations generated cash flows. As we implement our growth strategy, our margin of profitability is relatively small and poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase substantially as we continue to develop and make our products and services. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses, or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We have a history of losses.

We have a history of losses and negative cash flows from operations. In contrast to our profitability in 2012, we had cumulative net losses of approximately $1.2 million in 2011. Our operations had been financed primarily through proceeds from the issuance of equity and borrowings under promissory notes. Despite our profitability in 2012, we may continue to incur losses in the future.

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

We face risks related to the macro economy.

Current uncertainty in the global economic conditions that remain unresolved following the disruption in credit markets which commenced in 2008 such as access to capital, and as a result of debt concerns in Europe, continues to pose a risk to the overall economy and has adversely affected the online advertising market, which is now highly competitive. These economic conditions have impacted consumer confidence and customer demand for our products, as well as our ability to borrow money to finance our operations, to maintain our key employees, and to manage normal commercial relationships with our customers, suppliers and creditors. For example, customers have spent less on on-line advertising and other services. Although the economic outlook has improved since the credit crisis, if a worsening of current conditions or another economic crisis were to occur, our business and results of operations will continue to be negatively impacted.

  We face intense competition from other software providers.

We compete with many software providers for consumers' attention and spending. Our competitors may have substantially greater capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Our competitors may also engage in more extensive development of their technologies and may adopt more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

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

Our software may not be successful in gaining market acceptance

We have invested a substantial amount of time and money in developing and launching our proprietary platform and our annual revenues from the software were approximately $5.8 million in 2012. We may have difficulties in reaching market acceptance due to potential technical delays and malfunctions which may result in additional expenses and our continual increase in market acceptance will require additional sales, marketing and other customer-acquisition support expenses.

We may not be successful in increasing our brand awareness.

We believe that developing and maintaining awareness of the Cake Marketing brand is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. In order to build brand awareness, we must succeed in our marketing efforts and provide high quality services. Our efforts to build our brand will involve significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

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

We may not be successful in developing new and enhanced services and features for our software.

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

We depend on Web browsers, ISPs and online service providers to provide access over the Internet to our product and service offerings. Many of these providers have experienced significant outages or interruptions in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These types of interruptions could continue or increase in the future.

We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including database software from Microsoft Corporation, and servers hosted at Rackspace Hosting, Inc. and SoftLayer Technologies, Inc. This hardware and software may not continue to be available to us at reasonable prices, or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

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

We currently serve our customers from third-party data center hosting facilities located in the United States and the United Kingdom. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and may adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Our future performance and success is heavily dependent upon the continued active participation of our current senior management team, including our President and Chief Executive Officer, Brian Ross, our General Counsel and Secretary, Damon Stein, and the President of our Cake Marketing Division, Jeff McCollum. The loss of any of their services could have a material adverse effect on our business development and our ability to execute our growth strategy, resulting in loss of sales and a slower rate of growth. We do not maintain any "key person" life insurance for any of our employees.

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

Dilutive securities may adversely impact our stock price.

As of March 7, 2013, the following securities issuable, convertible or exercisable into shares of our Common Stock were outstanding:

●	436,250 shares of Common Stock issuable pursuant to Convertible Promissory Notes in a total principal amount of $174,500, which may be converted at the note holders’ option;

●	11,926,005 shares of Common Stock issuable pursuant to the exercise of warrants; and

●	18,442,500 shares of Common Stock issuable pursuant to the exercise of options.

These securities represent as of March 7, 2013, approximately 52% of our Common Stock on a fully diluted, as converted basis. The exercise of any of these options or warrants and the conversion of any of the convertible notes, both of which have fixed prices, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

Our internal control over financial reporting was considered ineffective as of December 31, 2011 and 2012, and may continue to be ineffective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the SEC rules promulgated thereunder, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's reports as of the years ended December 31, 2011 and December 31, 2012 identified several material weaknesses and concluded that we did not have effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements. Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal control is effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

In the event that our independent registered public accounting firm is unable to rely on our internal control in connection with their audit of our financial statements, and in the further event that they are unable to devise alternative procedures in order to satisfy themselves as to the material accuracy of our financial statements and related disclosures, it is possible that we would receive a qualified or an adverse audit opinion on those financial statements which could also adversely affect the market price of our Common Stock and our ability to secure additional financing as needed.

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

As of March 7, 2013 we had 55,983,605 shares of Common Stock issued and outstanding, all of which were freely tradable under Rule 144 under the Securities Act of 1933, as amended, or registered for re-sale. The possibility that substantial amounts of outstanding Common Stock may be sold in the public market may adversely affect prevailing market prices for our Common Stock.  This could negatively affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

During August 2011, we entered into a three-year lease for approximately 4,400 sq. ft. of office space in Newport Beach, California, effective as of September 1, 2011.  Under the terms of the lease, we currently pay monthly base rent of $9,970.  The lease is cancelable with a 90-day notice with the payment of any unamortized lease costs, as defined. Our SaaS business and corporate headquarters is the primary use of this space.

During December 2010, we entered into a one year lease for approximately 800 sq. ft. office space in Santa Monica, California, which commenced on January 1, 2011. This facility is used for administrative purposes.  Under the terms of the lease, we are required to pay monthly base rent of $1,800, but we also receive $1,350 per month in subtenant payments. The lease is renewable on a monthly basis and we have renewed the lease on a monthly basis since the expiration of the initial term.

During December 2012, we entered into a one year lease for certain office space in a business center in London, United Kingdom, which commenced on January 1, 2013. Under the terms of the lease, we pay monthly base rent of £2,650, which amounted to $4,280 as of December 31, 2012, based on the exchange rate as of such date.

We believe that our current leases are adequate and sufficient for the Company's needs in the immediate future. We may require additional space for our corporate headquarters during 2013.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock began quotation on the OTCBB, or the Over-the-Counter Bulletin Board, on January 9, 2008, and is quoted under the symbol "ACLZ".  Our common stock is also quoted on the OTCQB Marketplace. The following table sets forth the high and low bid quotations for the Common Stock as reported on the OTCBB for each quarter during the last two fiscal years. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2011	High	Low

Quarter Ended March 31, 2011	$0.64	$0.38
Quarter Ended June 30, 2011	$0.45	$0.38
Quarter Ended September 30, 2011	$0.45	$0.33
Quarter Ended December 31, 2011	$0.44	$0.26

Fiscal Year Ended December 31, 2012	High	Low

Quarter Ended March 31, 2012	$0.65	$0.30
Quarter Ended June 30, 2012	$0.45	$0.30
Quarter Ended September 30, 2012	$0.50	$0.30
Quarter Ended December 31, 2012	$0.60	$0.40

Stockholders

As of March 7, 2013, there were 120 stockholders of record of our Common Stock.

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

Unregistered issuance of Securities

None.

Share Repurchases

None.

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

In September 2012 we decided to discontinue our Online Marketing Services Division, in order to focus our efforts and resources on our SaaS products and services.  Our Online Marketing Services Division included an extensive portfolio of approximately 5,500 URLs, also known as domain names.  Our URL portfolio was used to build consumer-based financial portals, microsites, blogs, and landing pages used for lead generation initiatives.  We also owned and developed various financial portals, and websites that provided to subscribers real-time alerts based on reports filed with the SEC and offered advertisers access to an audience of active investors, financial planners, registered advisors, journalists, investment bankers and brokers. After careful review by our management, it became clear that although the Online Marketing Services Division was a substantial source of revenue for us, it was only marginally profitable, and required substantial management attention and financial resources, which would otherwise be invested in our SaaS division. Commencing September 27, 2012, we discontinued offering online marketing services.

In connection with the decision to discontinue our Online Marketing Services Division, we sold the assets related thereto on September 27, 2012 for a purchase price of up to $862,000, payable as follows: On September 27, 2012, the Buyer paid us $150,000 in cash and paid $50,000 to Agility for our benefit in connection with a principal payment under our loan agreement with Agility as further described herein.  The Buyer is also required to pay us up to $162,000 in twenty-seven equal monthly installments of $6,000 plus interest thereon at 5% per annum commencing on November 15, 2012 evidenced by a promissory note.  The Buyer shall further pay us $500,000 plus interest thereon at 3.25% per annum on December 27, 2014 evidenced by a promissory note, provided that the Buyer may render certain services to us of a nature and at a cost to be agreed with us, and the aggregate amount of all invoices rendered by the Buyer to us for such services shall be applied to and reduce the outstanding principal of such promissory note.  To our knowledge, certain of the members of the Buyer are our shareholders, though these members did not at the time of the sale own in the aggregate more than five percent of the membership interests in the Buyer.  The purchase price for the sale was negotiated at arms’ length between us and the Buyer.  As security for the obligations of the Buyer, the Buyer granted us a security interest in the assets sold to the Buyer.

Results of Operations
ACCELERIZE NEW MEDIA, INC.
RESULTS OF OPERATIONS

			Increase/	Increase/
	Years ended		(Decrease)	(Decrease)
	December 31,		in $ 2012	in % 2012
	2012	2011	vs 2011	vs 2011

Revenue:	$5,800,622	$2,363,073	3,437,549	145.5%

Operating expenses:
Cost of revenues	902,782	255,055	647,727	254.0%
Research and development	933,034	499,425	433,609	86.8%
Selling, general and administrative	3,583,869	2,462,474	1,121,395	45.5%
Total operating expenses	5,419,685	3,216,954	2,202,731	68.5%

Operating income (loss)	380,937	(853,881)	(1,234,818)	144.6%

Other expense:
Interest income	1,729	-	(1,729)	NM
Interest expense	(167,551)	(316,939)	(149,388)	-47.1%
	(165,822)	(316,939)	(151,117)	47.7%

Net income (loss) from continuing operations	215,115	(1,170,820)	(1,385,935)	NM

Discontinued operations
Loss from discontinued operations	(48,050)	(19,016)	(29,034)	153%
Unrealized loss - marketable securities	-	(23,880)	23,880	-100.0%
Gain from the disposal of discontinued operations	325,883	36,621	289,262	NM
Net income (loss) from discontinued operations	277,833	(6,275)	284,108	NM

Net income (loss)	$492,948	$(1,177,095)	$(1,670,043)	NM

NM: Not Meaningful

Revenues

	Years ended		%
	December 31,		Change
	2012	2011

Revenues	$5,800,622	$2,363,073	145.5%

We generate revenues from a set-up fee and a monthly license fee, supplemented by per transaction fees paid by customers for monthly platform usage.

The increase in our software licensing revenues during 2012, when compared to the prior year, is due to the increased number of customers using our SaaS products and services, as well as increased revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of average clients increased 117% during 2012, when compared to the prior year, and our average monthly fee per customer increased 13% during 2012, when compared to the prior year period. The increase in the number of customers using our SaaS products and services during 2012 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions.

Cost of Revenues

	Years ended		%
	December 31,		Change
	2012	2011

Cost of Revenues	$902,782	$255,055	254.0%

Cost of revenue consists primarily of web hosting and domain registration fees.

During 2012, when compared to the prior year period, cost of revenues significantly increased reflecting the higher web hosting fees and domain registration costs incurred to support our increased number of clients and platform usage.

Research and Development Expenses

	Years ended		%
	December 31,		Change
	2012	2011

Research and Development Expenses	$933,034	$499,425	86.8%

Research and development expenses consist primarily of payroll expenses and related benefits and facility costs associated with enhancement of our SaaS products.

Our research and development expenses increased during 2012, when compared to the prior year period, due to increased staff assigned to the enhancement of our software services, which translated into increased payroll costs and related benefits.

Selling, General, and Administrative Expenses

	Years ended		%
	December 31,		Change
	2012	2011

Selling, general and administrative	$3,583,869	$2,462,474	45.5%

Selling, general, and administrative expenses primarily consist of payroll expenses associated with supporting customer acquisition activities, as well as other general and administrative expenses, including payroll expenses necessary to support our existing and anticipated growth in our revenues, and legal expenses and professional fees.

The increase in selling, general and administrative expenses during 2012, when compared with the prior year period,  is primarily due to the increased number of employees assigned to support customer acquisition activities, such as training and account management, which resulted in increased payroll costs and related benefits.

Interest Income

	Years ended		%
	December 31,		Change
	2012	2011

Interest Income	$1,729	$-	NM

Interest income consists of interest payments associated with our note receivable.

The increase in interest income during 2012, when compared to the previous year period, is primarily due to the issuance of our note receivable during September 2012.

Interest Expense

	Years ended		%
	December 31,		Change
	2012	2011

Interest Expense	$167,551	$316,939	(47.1)%

Interest expense consists of interest charges and amortization of debt discount associated with our convertible notes payable and note payable.

The decrease in interest expense during 2012, when compared to the previous year period, is primarily due to the recognition of the inducement to holders of certain convertible promissory notes relating to the reduction in the conversion price which amounted to $159,000 which occurred in the three-month period ended March 31, 2011, which were not granted during 2012, a decrease in the amortization of debt discount on our convertible notes payable, which matured earlier in 2012, and, to a lesser extent, a decrease in the weighted-average principal balance of our interest-bearing obligations, of which a substantial portion was converted into shares of our common stock during the three-month period ended March 31, 2012.

Net income (loss) from discontinued operations

	Years ended December 31,		% Change
	2012	2011

(Loss) from discontinued operations	$(48,050)	$(19,016)	153%
Unrealized loss - marketable securities	-	(23,880)	-100%
Gain from the disposal of discontinued operations	325,883	36,621	NM
Net income (loss) from discontinued operations	277,833	(6,275)	NM

The net income (loss) from discontinued operations consists of revenues and operating expenses from our online marketing services and lead generation divisions which were sold in September of 2012 and February of 2011, respectively, as well as a gain on those sales during 2011 and 2012.

The income (loss) from discontinued operations during 2012 and 2011 consisted primarily of revenues and expenses from our discontinued online marketing services division, and, to a lesser extent during 2011, the contingent receipts attributable to the disposition of our lead generation division. We do not anticipate receiving additional proceeds related to our former lead generation division.

Liquidity and Capital Resources

Sources of liquidity and capital resources

	Ending balance at		Average balance during
	December 31,		Year ended December 31,
	2012	2011	2012	2011
Cash	$231,926	$104,750	168,338	98,177
Accounts receivable	673,818	357,770	515,794	270,033

Accounts payable and accrued expenses	284,526	413,322	348,924	359,869
Convertible notes payable excluding debt discount	176,244	643,370	409,807	914,304
Notes payable, excluding debt discount	144,374	507,847	326,111	253,924

At December 31, 2012 and 2011, 83% and 72%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity historically include the sale of our securities and other financing activities, such as the issuance of a note payable of $500,000 in January 2011. We also completed the sale of our online marketing services division in September 2012, which generated $242,000.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures were approximately $42,000 and $55,000, respectively, during 2012 and 2011.

	Years ended
	December 31,
	2012	2011
Cash flows from operating activities

Net income (loss)	$215,115	$(1,170,820)
Non-cash adjustments
Fair value of warrant modifications and inducements	-	185,645
Fair value of options	278,487	297,776
Amortization of debt discount	109,035	146,877
Other	35,804	20,055

Changes in assets and liabilities
Accounts receivable	(316,048)	(265,299)
Accounts payable and accrued expenses	(128,798)	118,329
Other	(55,673)	59,699
Net cash provided by (used in) continuing operations	137,922	(607,738)
Net cash provided by (used in) discontinued operations	28,137	(40,399)
Net cash provided by (used in) operating actvities	166,059	(648,137)

Cash flows from investing activities
Proceeds from sale of discontinued operations	242,000	36,621
Capital expenditures	(41,770)	(54,963)
	200,230	(18,342)

Cash flows from financing activities
Proceeds from note payable	-	600,000
Repayment of notes payable	(365,000)	(100,000)
Proceeds from exercise of warrants	125,887	199,626
Other	-	(20,000)
	(239,113)	679,626

Net variation in cash	$127,176	$13,147

Year ended December 31, 2012

The increase in accounts receivable as of December 31, 2012 is primarily due to a commensurate increase in revenues. The decrease in accounts payable and accrued expenses during 2012 is primarily due to faster payment processing to our vendors due to increased cash flows from operations.

Cash provided by investing activities during 2012 consists of recurring purchases of computer and office equipment of approximately $42,000, offset by the proceeds from the sale of our online marketing services business of $242,000.

Cash used in financing activities during 2012 resulted from the proceeds from the exercise of warrants of approximately $126,000, offset by the principal repayments on our notes payable of $365,000.

Year ended December 31, 2011

The increase in accounts receivable as of December 31, 2011 is commensurate with an increase in revenues during the same period. The increase in accounts payable and accrued expenses during 2011 is primarily due to accruals for contingencies related to legal matters.

Cash used in investing activities during 2011 consists of proceeds from the sale of our lead generation business in February 2011 of approximately $36,000 offset by of recurring purchases of computer equipment of approximately $55,000.

Cash provided by financing activities of approximately $680,000 consisted of the proceeds from the issuance of our 12% Note Payable of $600,000 and the proceeds from the exercise of warrants of approximately $200,000, offset by the $20,000 repurchase of shares of common stock and principal repayments of $100,000 on the 12% Note Payable.

Operating cash flows from period to period

Our cash flows from operating activities increased to $166,059 from net cash used in operating activities of $648,137 during 2012. Such increase is primarily attributable to an increase in revenues during 2012, offset by a lesser increase in correlated web-hosting and payroll costs.

Capital Raising Transactions

Exercise of warrants

We generated proceeds of approximately $126,000 and $200,000 during 2012 and 2011 pursuant to the exercise of 524,250 and 707,500 warrants, respectively.

Loan Agreement

We are party to a loan agreement, as amended, or the Loan Agreement, with Agility, which provided for us to borrow up to $600,000 from Agility. We owe $142,500 to Agility at December 31, 2012. The loan accrues interest at a rate of 12% per annum, requires monthly principal payments of $15,000, and matures on September 1, 2013.  The Loan Agreement contains a covenant requiring us to achieve specified revenue levels. The Loan Agreement contains additional covenants restricting our ability to pay dividends, purchase and sell assets outside the ordinary course of business and incur additional indebtedness. We are currently in compliance with all covenants under the Loan Agreement. The occurrence of a material adverse effect will be an event of default under the Loan Agreement, in addition to other customary events of default. In connection with the Loan Agreement, we granted Agility a security interest in all of our personal property and intellectual property. Also in connection with the Loan Agreement, we issued to Agility warrants to purchase 650,000 shares of our common stock at $0.35 per share subject to certain anti-dilution and price adjustments. The warrants expire on August 23, 2016. Upon a default under the Loan Agreement, the number of shares of common stock that Agility may purchase will increase up to a maximum of 350,000 shares.

Other outstanding obligations at December 31, 2012

12% Convertible Notes Payable

The Company had 12% convertible promissory notes, or the 12% Convertible Notes Payable, aggregating $174,500 outstanding at December 31, 2012.  The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied.  The 12% Convertible Notes Payable mature ten days after the maturity date of the Company’s 12% note, or 12% Note.  Effective May 29, 2009, on the maturity date, each holder has the option of having the 12% Convertible Notes Payable prepaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable , after July 1, 2009 and prior to September 11, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date. The 12% Convertible Notes Payable are subordinated to the Loan Agreement with Agility and mature 10 days after the maturity of the 12% note payable under the Agility Loan Agreement.

From January 1 to September 30, 2012, holders of $462,500 of the 12% Convertible Notes Payable converted such notes. We issued 1,156,250 shares of our Common Stock to the holders pursuant to such conversion.

Warrants

As of March 7, 2013, 11,926,005 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of March 7, 2013, 18,442,500 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, our management, with the participation of our Chief Executive Officer, who is our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, and in light of the material weaknesses found in our internal control over financial reporting, our Chief Executive Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2012, management identified the following material weaknesses:

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements.  We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities.   Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.  Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2012.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit smaller reporting companies to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of March 7, 2013:

Name	Age	Position
Brian Ross	38	Chairman of the Board, President, Chief Executive Officer, Treasurer, Sole Director
Jeff McCollum	41	President of Cake Marketing Division
Damon Stein	37	General Counsel and Secretary

Brian Ross. Mr. Ross has served as our President, Chief Executive Officer and director since November 2005 and as our Chairman of the Board since March 2013. He previously served as Senior Vice President of Business Development for iMall, Inc. from 1994 and became Director of Investor Relations in June 1997. iMall, Inc. was acquired by Excite@Home in October 1999. Mr. Ross then served as a Business Development Manager in Excite@Home’s E-Business Services Group until December 1999. After the sale of iMall, Mr. Ross was a founding investor of GreatDomains Inc. which was sold in October 2000 to Verisign. Between 2000 and 2003, he was Director of Business Development for Prime Ventures Inc., a leading Venture Partner firm focusing on early stage companies in Southern California. In July 2004, Mr. Ross became a founding investor in E-force Media, a diversified online marketing company where he acted as interim Director of Business Development. Mr. Ross attended the University of Santa Barbara.

We believe that Mr. Ross is qualified to serve as our sole director for the following reasons: Mr. Ross, who is one of our founders, is an Internet industry veteran with over a decade of experience.  He has been our Chief Executive Officer for more than seven years and he has a proven track record with the aforementioned companies, which were all operating in online marketing solutions and e-commerce. Additionally Mr. Ross has played an important role in the development and growth of various Internet companies, taking them from start-up companies through the various stages of their growth cycle.

Jeff McCollum. Mr. McCollum has served as the President of Cake Marketing since February 2011. Mr. McCollum was previously our Head of Lead Generation from March 2007 until February 2011. He previously worked at Netscape Communications from 1995 through 1998. He was Director of Business Development at NBCi where he identified, negotiated and closed deals and managed relationships with NBC broadcasting and studio operations from 1999 through 2001. He was co-founder of Ecological Technologies where he also served as Vice President of Business Development and Sales from 2001 through 2004. He was Vice President of Sales for eForce Media, where he was responsible for creating a market, understanding the technology, and generating demand for sales leads within several industries from 2004 through 2007. Mr. McCollum graduated from the University of Southern California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended December 31, 2012, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

Code of Ethics

We have adopted a Code of Business Conduct Ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics, free of charge, upon request.

Committees of the Board of Directors

Our Board of Directors has not yet established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee. We plan to expand our Board in the future and we will seek to establish an Audit Committee and a Compensation Committee, but this will depend on our ability to attract and retain new directors. The typical functions of such committees are currently being undertaken by the entire Board as a whole. Our Board currently consists of only one member, Mr. Ross.

Audit Committee Financial Expert

Currently no member of our Board is an audit committee financial expert. We do not currently have the resources to recruit a Board member who would also be a financial expert. We may start our recruiting process for such Board member during 2013 if our financial position improves.

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

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compen-sation Earnings	All Other Compensation ($) (2)	Total ($)
Brian Ross, Chief Executive Officer and Treasurer(3)	2012 2011	180,833 162,938	- -	- -	421,600(6) -	- -	- -	6,653 7,172	609,086 170,110
Jeff McCollum, Chief Revenue Officer and President of Cake Marketing Division (4)	2012 2011	150,000 183,625	37,500 -	- -	421,600(6) -	- -	- -	23,292 6,572	632,392 190,197
Damon Stein, General Counsel and Secretary (5)	2012 2011	170,833 166,625	2,000 -	- -	421,600 (6) 9,000 (7)	- -	- -	21,877 6,656	616,310 182,281
Thomas Gabriele, Chief Operating Officer (8)	2012 2011	87,500 150,000	- -	- -	- 530,600(10)	- -	- -	50,938 (9) 5,298	138,438 685,898

(1)
The grant date fair dollar value recognized for the stock option awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 10 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)	Includes health-related insurance paid by the Company on behalf of the officer.
(3)	Salary during 2012 and 2011 includes payments of unpaid salary from prior years amounting to $10,000 and $12,938, respectively.
(4)	Salary during 2011 includes payments of unpaid salary from prior years amounting to $33,625.
(5)	Salary during 2011 includes payments of unpaid salary from prior years amounting to $16,625.
(6)	Options to purchase 3,100,000 shares of our Common Stock at an exercise price of $0.31 granted on May 24, 2012, vesting quarterly over three years.
(7)	Consists of the fair value associated with the extension of expiration date by 5 years of 225,000 warrants on September 12, 2011.
(8)	Resigned on August 7, 2012.
(9)	Also includes amounts paid in connection with resignation.
(10)	Options to purchase 2,000,000 shares of our Common Stock granted on January 1, 2011.

We have no plans or arrangements with respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control, except for the following: (i) if we elect to terminate Mr. Ross’s employment without cause during the term of his employment agreement described below, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, and all unvested options, bonuses and other compensation shall vest on the date of termination, and (ii) if we elect to terminate Mr. Stein’s employment without cause during the term of his employment agreement described below, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, and all unvested options, bonuses and other compensation shall vest on the date of termination .

Employment Agreements

We have written employment agreements with all of our employees. The main terms of the executive employment agreements of Brian Ross, our Chairman of the Board, President, Chief Executive Officer, Treasurer, and Director, Damon Stein, our General Counsel and Secretary, and Jeff McCollum, our President of Cake Marketing Division, are summarized below.

Mr. Ross’s employment agreement was amended, effective as of November 9, 2012, and continues until the earlier of December 31, 2017 or its earlier termination or expiration.  Under the agreement Mr. Ross is entitled to an annual base salary of $275,000. Mr. Ross is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded will not exceed thirty percent of Mr. Ross’s base salary.  If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Ross is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, in 2007 and 2012, Mr. Ross was granted non-qualified stock options to purchase up to an aggregate of 5,100,000 of our shares, of which 2,516,667 are currently exercisable. The employment agreement may be terminated by us without cause upon 30-days prior written notice. If we elect to terminate Mr. Ross’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses and other compensation shall vest on the date of termination.  We may also terminate the agreement and Mr. Ross’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

            Mr. Stein’s employment agreement was amended, effective as of November 9, 2012, and continues until the earlier of December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. Stein is entitled to an annual base salary of $275,000.  Mr. Stein is entitled to an annual raise of three percent and additional raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded will not exceed thirty percent of Mr. Stein’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Stein is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, in 2007, 2009, and 2012 Mr. Stein was granted non-qualified stock options to purchase up to an aggregate of 3,775,000 of our shares, of which 1,191,667 are currently exercisable. The agreement may be terminated by us without cause upon 30-days prior written notice. If we elect to terminate Mr. Stein’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses and other compensation shall vest on the date of termination. We may also terminate the agreement and Mr. Stein’s employment immediately upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. McCollum's employment agreement is effective as of March 15, 2007 and continues until termination by either party.  Mr. McCollum’s employment is “at will”, meaning that either party has the right to terminate the agreement at any time without cause by giving notice of such termination to the other party. Under the agreement Mr. McCollum is entitled to an annual base salary of $150,000.  Mr. McCollum is entitled to other benefits including reimbursement for reasonable business expenses and health insurance premiums. In addition, Mr. McCollum was granted non-qualified stock options to purchase up to an aggregate of 6,600,000 of our shares in 2010 and 2012, of which 4,016,667 are currently exercisable. The agreement contains customary non-solicitation, non-competition, no recruiting, confidentiality and assignment of work product provisions. On November 13, 2012, the Board approved the right to award Mr. McCollum an annual bonus at the Board’s discretion of up to 100% (payable in installments) of Mr. McCollum’s base salary of $150,000, allowing for total annual compensation of up to $300,000.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2012 by our Executive Officers and Directors:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Brian Ross	2,000,000	-	$0.15	1/1/2017
	258,333(1)	2,841,667(1)	$0.31	5/24/2022
Jeff McCollum	3,500,000		$0.15	4/1/2017
	258,333(1)	2,841,667(1)	$0.31	5/24/2022
Damon Stein	400,000	-	$0.15	1/1/2017
	275,000	-	$0.65	12/30/2019
	225,000(2)	-	$0.15	12/31/2016
	258,333(1)	2,841,667(1)	$0.31	5/24/2022

(1)	Consists of options to purchase 3,100,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on October 1, 2012.
(2)	Consists of warrants deemed compensatory in nature due to the extension of their terms during 2011.

Director Compensation

The current sole member of our Board of Directors, Mr. Brian Ross, does not receive any additional compensation for his services as director.  Mr. Ross is a current executive officer. Mr. Ross's compensation is fully reflected in the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of March 7, 2013 we had 55,983,605 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 7, 2013 by:

•	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

•	our director;

•	each of our executive officers named in the compensation tables in Item 11; and

•	All of our executive officers and director as a group.

	COMMON STOCK

	# OF	% OF
NAME	SHARES	CLASS

Brian Ross (1)	8,875,000	15.1%
Jeff McCollum (2)	6,165,000	10.2%
Damon Stein (3)	3,425,000	5.9%
Thomas Gabriele (4)	-	0%
All current officers and directors as a group (3 persons)	18,465,000	31.3%

(1)	Includes 2,775,000 options vested and that will vest within the next 60 days.
(2)	Includes 4,275,000 options vested and that will vest within the next 60 days.
(3)	Includes 1,450,000 options vested and that will vest within the next 60 days and 225,000 exercisable warrants.
(4)	Resigned on August 7, 2012.
Securities authorized for issuance under equity compensation plans.

The table below provides information regarding all compensation plans as of the end of the most recently completed fiscal year (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.  Our equity compensation plan was adopted effective as of December 15, 2006 and options may be granted under the plan through December 14, 2016.  The plan was amended effective as of May 17, 2006, May 5, 2011, and May 27, 2012 to increase the number of shares available under the plan for non-qualified stock options from 4,300,000 to 22,500,000. The plan was amended effective May 24, 2012 to increase the number of options that may be granted in any year to any optionee from 2,000,000 to 4,000,000 shares. The plan permits the grant of both incentive stock options (if our shareholders approve the plan) and non-qualified stock options.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	17,540,000	$0.24	4,113,337
Total	17,540,000	$0.24	4,113,337

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of RBSM LLP, our independent registered public accounting firm, and its predecessor, Sherb & Co., LLP, billed for each of the last two fiscal years for audit services and other services:

Fee Category	2012	2011

Audit Fees (1)	$70,500	$70,500
Audit Related Fees	-	-
Tax Fees (2)	5,000	5,000
All Other Fees	-	-

Total Fees	$75,500	$75,500

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

2.1
Asset Purchase Agreement, dated September 27, 2012, between Accelerize New Media, Inc. and Emerging Growth LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on September 27, 2012).

3.1
Certificate of Incorporation dated November 22, 2005, as amended by Certificate of Designation dated August 8, 2006 (incorporated by reference to the Company’s Registration Statement on Form SB-2  (file no. 333-139586)  filed on December 22, 2006).

3.2
Certificate of Designation of 10% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (file no. 333-139586)  filed on December 22, 2006).

3.3	Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007).

3.4	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006).

3.5
Certificate of Amendment to the Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 29, 2012).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006).

4.2	Form of Preferred Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006).

4.3
Form of Common Stock Purchase Warrant for 10% Series A Convertible Preferred Stock (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006).

4.4	Form of Common Stock Purchase Warrant for 8% Series B Convertible Preferred Stock (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007).

4.5	Warrant to Purchase Stock issued September 27, 2012 (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on September 27, 2012).

10.1*
Employment Agreement, dated November 9, 2012, between Accelerize New Media, Inc. and Brian Ross (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on November 14, 2012).

10.2*
Employment Agreement, dated November 9, 2012, between Accelerize New Media, Inc. and Damon Stein (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on November 14, 2012).

10.3*	Employment Agreement of Jeff McCollum (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on March 19, 2009).

10.4*	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006).

10.5*	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006).

10.6*	Amendment No. 1 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 10, 2011).

10.7*	Amendment No. 2 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 10, 2011).

10.8*	Amendment No. 3 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 29, 2012).
10.9*	Amendment No. 4 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 29, 2012).

10.10	Form of Warrant issued to First Convertible Promissory Note holders (incorporated by reference to the Company Current Report on Form 8-K (file no. 000-52635) filed on May 5, 2008).

10.11
Form of Second Convertible Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 26, 2009.) as amended by Amendment No. 1 (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 29, 2009).

10.12	Form of Warrant issued to Second Convertible Promissory Note holders (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 26, 2009).

10.13	Form of Subscription Agreement (incorporated by reference as exhibit 4.1 to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.14	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

10.15	Form of Subscription Agreement (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on October 22, 2010).

10.16	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on October 22, 2010).

10.17	Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 7, 2011).

10.18	Intellectual Property Security Agreement (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 7, 2011).

10.19	Form of Subordination Agreement (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 7, 2011).

10.20
Loan Agreement dated January 3, 2011, between the Company and Agility Capital II, LLC (portions of this exhibit have been omitted pursuant to a grant of confidential treatment) (incorporated by reference to the Company's Annual Report on Form 10-K/A (file no. 000-52635) filed on March 8, 2012).

10.21
First Amendment to Loan Agreement, dated August 23, 2011, between Accelerize New Media, Inc. and Agility Capital II, LLC (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on October 28, 2011).

10.22
Second Amendment to Loan Agreement, dated August 23, 2011, between Accelerize New Media, Inc. and Agility Capital II, LLC (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on September 27, 2012).

10.23
Standard Multi-Tenant Office Lease-Gross, dated July 20, 2011, between 2244 West Coast Highway LLC and Accelerize New Media, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on August 9, 2011).

16.1
Letter dated January 8, 2013 from Sherb & Co., LLP to the Securities and Exchange Commission (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on January 8, 2013).

23.1**	Consent of RBSM LLP.

23.2**	Consent of Sherb & Co, LLP

31.1**	Rule 13a-14(a) Certification.

31.2**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

101.1***
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (ii) the Statements of Cash Flows, and (iv) related notes to these financial statements.

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

Date: March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /S/ Brian Ross	President, Chief Executive Officer, Treasurer and Sole Director	March 7, 2013
(Principal executive and accounting officer)

ACCELERIZE NEW MEDIA, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Balance Sheets as of December 31, 2012 and 2011	F-4
Statements of Operations for each of the two years in the periods ended December 31, 2012 and 2011	F-5
Statements of Shareholders’ Deficit for each of the two years in the periods ended December 31, 2012 and 2011	F-6
Statements of Cash Flows for each of the two years in the periods ended December 31, 2012 and 2011	F-7
Notes to Financial Statements	F-8 – F-20

Report of Independent Registered Public Accounting Firm

Board of Directors
Accelerize New Media, Inc.

We have audited the accompanying balance sheet of Accelerize New Media, Inc. (the “Company”) as of December 31, 2012, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerize New Media, Inc. at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP.

March 7, 2013
New York, New York

Report of Independent Registered Public Accounting Firm

 Board of Directors
 Accelerize New Media, Inc.

We have audited the accompanying balance sheet of Accelerize New Media, Inc. (the “ Company”) as of December 31, 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerize New Media, Inc. at December 31, 2011 , and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP

March 27, 2012
New York, New York

ACCELERIZE NEW MEDIA, INC.
BALANCE SHEETS

	Decemberr 31, 2012	Decemberr 31, 2011
ASSETS

Current Assets:
Cash	$231,926	$104,750
Accounts receivable, net of allowance for bad debt of $18,208 and $87,301	673,818	357,770
Prepaid expenses and other assets	42,783	48,334
Net assets and liabilities of discontinued operations	-	76,187
Total current assets	948,527	587,041

Property and equipment, net of accumulated depreciation of $38,918 and $15,634	52,297	50,447

Note receivable, net of original issuance discount of $62,000 and -0-	88,000	-
Deferred financing fees	-	3,351
Total assets	$1,088,824	$640,839

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$284,526	$413,322
Deferred revenues	24,616	75,242
Convertible notes payable and accrued interest	176,244	-
Notes payable and accrued interest, net of debt discount of $21,293 and $91,338	123,081	416,509
Total current liabilities	608,467	905,073

Convertible notes payable and accrued interest, net of debt discount of $18,289	-	625,081
Total liabilities	608,467	1,530,154

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value, 2,000,000 shares authorized:
Series A, -0- and 23,934 issued and outstanding	-	322,339
Series B, -0- and 116,625 issued and outstanding	-	3,565,813
Common stock; $.001 par value; 100,000,000 shares authorized; 55,992,605 and 39,851,307 issued and outstanding	55,991	39,851
Additional paid-in capital	16,267,461	11,435,494
Accumulated deficit	(15,843,095)	(16,252,812)

Total stockholders’ equity (deficit)	480,357	(889,315)

Total liabilities and stockholders’ equity (deficit)	$1,088,824	$640,839

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011

Revenue:	$5,800,622	$2,363,073

Operating expenses:
Cost of revenue	902,782	255,055
Research and development	933,034	499,425
Selling, general and administrative	3,583,869	2,462,474
Total operating expenses	5,419,685	3,216,954

Operating income (loss)	380,937	(853,881)

Other income (expense):
Interest income	1,729	-
Interest expense	(167,551)	(316,939)
	(165,822)	(316,939)

Net income (loss) from continuing operations	215,115	(1,170,820)

Discontinued operations
Loss from discontinued operations	(48,050)	(19,016)
Unrealized loss - marketable securities	-	(23,880)
Gain from the disposal of discontinued operations	325,883	36,621
Net income (loss) from discontinued operations	277,833	(6,275)

Net income (loss)	$492,948	$(1,177,095)

Less dividends series A and B preferred stock	(83,231)	(373,842)

Net income (loss) attributable to common stock	$409,717	$(1,550,937)

Earnings per share:
Basic
Continuing operations	$0.00	$(0.04)
Discontinued operations	$0.01	$(0.00)
Net per share	$0.01	$(0.04)

Diluted
Continuing operations	$0.00	$(0.04)
Discontinued operations	$0.00	$(0.00)
Net per share	$0.01	$(0.04)

Basic weighted average common shares outstanding	52,439,242	37,376,270
Diluted weighted average common shares outstanding	59,467,356	37,376,270

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From January 1, 2011 to December 31, 2012

										Total
								Additional		Stockholders'
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury	Paid-in	Accumulated	Equity
	Shares	$	Shares	$	Shares	$	Stock	Capital	Deficit	(Deficit)

Balance, January 1, 2011	53,000	$713,567	116,625	$3,565,813	33,524,932	$33,525	$-	$9,333,911	$(14,701,875)	$(1,055,059)

Net proceeds from issuance of common stock for cash	-	-	-	-	-	-	-	-	-	-
Conversion of Series A Preferred Stock	(29,066)	(391,228)	-	-	2,906,666	2,907	-	388,321	-	-
Conversion of 10% Notes Payable	-	-	-	-	1,325,000	1,325	-	528,675	-	530,000
Fair value of inducement to note holders	-	-	-	-	-	-	-	176,645	-	176,645
Fair value of options	-	-	-	-	-	-	-	297,776	-	297,776
Fair value of shares issued for interest payment	-	-	-	-	24,391	24	-	8,511	-	8,535
Beneficial conversion feature	-	-	-	-	-	-	-	141,257	-	141,257
Fair value of modification of warrants- compensation	-	-	-	-	-	-	-	9,000	-	9,000
Exercise of options	-	-	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	707,500	708	-	198,918	-	199,626
Cashless exercise of warrants	-	-	-	-	375,428	375	-	(375)	-	-
Preferred stock dividends	-	-	-	-	1,187,390	1,187	-	372,655	(373,842)	-
Repurchase of common stock	-	-	-	-	(200,000)	(200)	-	(19,800)	-	(20,000)
Net loss	-	-	-	-	-	-	-	-	(1,177,095)	(1,177,095)
Ending balance, December 31, 2011	23,934	322,339	116,625	3,565,813	39,851,307	39,851	-	11,435,494	(16,252,812)	(889,315)
								-
Conversion of convertible notes payable	-	-	-	-	1,156,250	1,156	-	461,344	-	462,500
Conversion of Series A Preferred Stock	(23,934)	(322,339)	-	-	2,393,334	2,393	-	319,946	-	-
Conversion of Series B Preferred Stock	-	-	(116,625)	(3,565,813)	11,662,500	11,663	-	3,554,151	-	-
Exercise of warrants	-	-	-	-	524,250	524	-	125,363	-	125,887
Cashless exercise of options	-	-	-	-	222,546	223		(223)	-	-
Fair value of options	-	-	-	-	-	-	-	278,487	-	278,487
Fair value of warrants	-	-	-	-	-	-	-	9,850	-	9,850
Preferred stock dividends	-	-	-	-	182,418	182	-	83,049	(83,231)	-
Net income	-	-	-	-	-	-	-	-	492,948	492,948
Ending balance, December 31, 2012	-	$-	-	$-	55,992,605	$55,991	$-	$16,267,461	$(15,843,095)	$480,357

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011

Cash flows from operating activities:
Net income (loss) from continuing operations	$215,115	$(1,170,820)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	35,804	11,520
Amortization of debt discount	109,035	146,877
Fair value of options	278,487	297,776
Fair value of shares issued for interest payment	-	8,535
Fair value of warrant modifications	-	9,000
Fair value of inducement to convertible note holders	-	176,645
Changes in operating assets and liabilities:
Accounts receivable	(316,048)	(265,299)
Prepaid expenses and other assets	5,551	(11,523)
Accrued interest	(10,599)	(4,020)
Accounts payable and accrued expenses	(128,798)	118,329
Deferred revenues	(50,625)	75,242
Net cash provided by (used in) continuing operations	137,922	(607,738)
Net cash provided by (used in) discontinued operations	28,137	(40,399)
Net cash provided by (used in) operating activities	166,059	(648,137)

Cash flows from investing activities:
Proceeds from sale of lead generation business	-	36,621
Proceeds from sale of online marketing services business	242,000	-
Capital expenditures	(41,770)	(54,963)

Net cash provided by (used in) investing activities	200,230	(18,342)

Cash flows from financing activities:
Proceeds from notes payable	-	600,000
Principal repayments on notes payable	(365,000)	(100,000)
Proceeds from exercise of warrants	125,887	199,626
Repurchase of shares of common stock	-	(20,000)

Net cash (used in) provided by financing activities	(239,113)	679,626

Net increase in cash	127,176	13,147

Cash, beginning of year	104,750	91,603

Cash, end of year	$231,926	$104,750

Supplemental disclosures of cash flow information:
Cash paid for interest	$87,308	$43,190

Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Write-off of fully depreciated fixed assets and capitalized web development	$4,151	$356,104
Issuance of note receivable	$100,000	$-
Preferred stock dividends	$83,231	$373,842
Beneficial conversion feature	$-	$141,257
Cashless exercise of warrants	$223	$375
Fair value of warrants issued in connection with notes payable	$9,850	$-
Conversion of Series A Preferred Stock	$322,339	$391,228
Conversion of Series B Preferred Stock	$3,565,813	$-
Conversion of notes payable to common stock	$462,500	$530,000

See Notes to Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS:

Accelerize New Media, Inc., or the Company, a Delaware corporation, incorporated in November 2005, is a Software-as-a-Service platform providing online tracking and analytics solutions for advertisers and online marketers.

The Company provides software solutions for businesses interested in expanding their online advertising presence.

In February 2011, and again in September 2012, the Company decided to allocate more resources to its software solutions business. In February 2011 the Company discontinued its lead generation business and disposed of this division to a third party. In September 2012, the Company sold its online marketing services business to a third party.

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of Cake Marketing UK Ltd. from inception (November 2012) through December 31, 2012. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Accounts Receivable

The Company’s accounts receivable are due primarily from advertisers. Collateral is generally not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments. Based on this review, the Company specifically reserves for those accounts deemed uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts was $18,208 and $87,301 as of December 31, 2012 and 2011, respectively.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During 2012, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from a few customers, all located in the United States. None of the Company’s customers accounted for more than 10% of its accounts receivables at December 31, 2012 and 2011.

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

The Company’s Software-as-a-Service, or SaaS, revenues are generated from a set-up fee and monthly license fee, supplemented by per transaction fees paid by customers for monthly platform usage. The aggregate set-up and monthly license fees are recognized over the terms of the license, which is generally one month.

Effective February 2011 and September 2012, the Company discontinued its lead generation and online marketing businesses, respectively.

Product Concentration

The Company generates its revenues from software licensing.

Fair Value of Financial Instruments

The Company accounts for assets and liabilities measured at fair value on a recurring basis, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

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

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued expenses, and note and convertible promissory notes payable approximate their fair value due to the short maturity of these items.

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

However, the Company believes that it there is no value to the derivative liabilities associated with such instruments at December 31, 2012 because the Company believes that it will not issue additional consideration, beyond those already granted, 1) to the holders of the 12% Convertible Notes Payable, a substantial number of which have converted their 12% Convertible Note Payable during the first quarter of 2012, 2) the likelihood that the Company will trigger the subsequent financing reset provision of the warrants issued in connection with the 12% Note Payable is more remote than possible, but certainly not probable.

Advertising

The Company expenses advertising costs as incurred. Advertising expense amounted to $139,868 and $180,235 during 2012 and 2011, respectively.

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

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with ASC No. 985-30, Software-Research and Development. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first.  The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at December 31, 2012.

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

Segment Reporting

The Company generated revenues from two sources in 2012: 1) SaaS, and 2) online marketing services. The online marketing services division was discontinued in September 2012, and accordingly, the financial statements were adjusted retroactively to reflect only the operations of the SaaS division. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	Years Ended
	December 31,
	2012	2011
Numerator:
Net income (loss) from continuing operations	$215,115	$(1,170,820)
Preferred stock dividends	(83,231)	(373,842)
Numerator for basic earnings per share- net income (loss) from continuing operations attributable to common stockholders - as adjusted	$131,884	$(1,544,662)

Net income (loss) from discontinued operations	$277,833	$(6,275)

Denominator:
Denominator for basic earnings per share--weighted average shares	52,439,242	37,376,270
Effect of dilutive securities- when applicable:
Stock options	6,059,193	-
Warrants	968,921	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	59,467,356	37,376,270

Earnings (loss) per share:
Basic
Continuing operations, as adjuted	$0.00	$(0.04)
Discontinued operations	$0.01	$(0.00)
Net earnings (loss) per share- basic	$0.01	$(0.04)

Diluted
Continuing operations, as adjuted	$0.00	$(0.04)
Discontinued operations	$0.00	$(0.00)
Net earnings(loss) per shares-diluted	$0.01	$(0.04)

The weighted-average anti-dilutive common share equivalents are as follows:

	Years Ended
	December 31,
	2012	2011

Series A Preferred Stock	2,647	3,846,700
Series B Preferred Stock	28,817	11,662,500
Convertible notes payable	534,315	1,274,000
Options	14,837,589	9,030,000
Warrants	12,034,701	12,440,255
	27,438,069	38,253,455

 The anti-dilutive common shares outstanding at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011

Series A Preferred Stock	-	2,393,400
Series B Preferred Stock	-	11,662,500
Convertible notes payable	436,250	1,274,000
Options	17,540,000	9,030,000
Warrants	11,966,005	12,440,255
	29,942,255	36,800,155

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	December 31, 2012	December 31, 2011
Computer equipment and software	$54,087	$33,751
Office furniture and equipment	37,128	32,330
	91,215	66,081
Accumulated depreciation	(38,918)	(15,634)
	$52,297	$50,447

	Years ended
	December 31, 2012	December 31, 2011

Depreciation expense	$35,804	$11,520

During 2012 and 2011, the Company wrote off certain assets that had been fully depreciated during the period amounting to approximately $4,151 and $9,000, respectively.

NOTE 3: DISCONTINUED OPERATIONS

In February 2011, the Company completed the sale of its lead generation division to a third-party for an up-front consideration of $20,000 and a percentage of futures revenues that might be generated by the purchaser through February 2012.  The total consideration received by the Company amounted to $36,621 through December 31, 2011.

In September 2012, the Company completed the sale of its online marketing services division to a third-party.  The total consideration received by the Company is as follows:

•	$150,000 paid to the Company in cash at closing;

•	$50,000 paid by the purchaser to a lender of the Company in cash at closing, on behalf of the Company;
•	A note receivable with a face value of $162,000, provided that the purchaser was able to satisfy this obligation by paying $100,000 plus accrued interest by January 1, 2013, which it did not do; and
•
A note receivable of $500,000, which matures in December 2014.  The note receivable may be satisfied with in-kind services provided by the purchaser over a 27-month period, or cash.  The in-kind services are of a nature and a cost to be agreed by both parties.

Because of the contingent nature of the $500,000 note receivable, the Company will recognize any gain from the disposal of discontinued operations associated with such note if and when the services are provided by the purchaser.  As of December 31, 2012, $30,000 in services has been received in lieu of the note receivable. Additionally, for purposes of computing the gain on disposal of the online marketing services division, the Company is using $100,000 of the $162,000 note receivable.

The components of the gain from disposal of discontinued operations are as follows:

	Years Ended
	December 31,
	2012	2011

Disposition proceeds	$300,000	$36,621
Services received in lieu of note receivable	30,000	-
Carrying value of net tangible and intangible assets transferred	(4,117)	-
Gain from disposal of discontinued operations	$325,883	$36,621

The components of the income or loss from discontinued operations are as follows:

	Years Ended
	December 31,
	2012	2011

Revenues	$599,570	$1,240,139
Operating expenses	(647,620)	(1,259,155)
Loss from discontinued operations	$(48,050)	$(19,016)

The components of the net assets and liabilities of discontinued operations are as follows:

	December 31,
	2012	2011

Accounts receivables, net of allowance	$-	$65,275
Other assets	-	6,368
Property and equipment, net of accumulated depreciation	-	7,242
Accounts payable and accrued expenses	-	(2,698)
Net assets and liabilities of discontinued operations	$-	$76,187

During 2011, the Company wrote down its goodwill by $38,000, which is included in income from operating expenses of discontinued operations.

NOTE 4: NOTE RECEIVABLE

As part of the consideration received from the purchaser of the Company’s online marketing services division, the Company received a note receivable with a face value of $162,000 and a maturity date of February 15, 2015. The note bears interest at an annual rate of 5%.  The purchaser was able to satisfy this obligation by paying $100,000 plus accrued interest by January 1, 2013, which it did not do. The note provides for monthly principal repayments of $6,000 commencing in November 2012.

The excess of the face value of the note receivable of $162,000 over the payment of $100,000 which could have satisfied the obligation by January 1, 2013 is recorded as original issue discount.  The original issue discount amounted to $62,000 at December 31, 2012.

NOTE 5: PREPAID EXPENSES

At December 31, 2012, the prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 6: WEBSITE DEVELOPMENT COSTS

Amortization expense of the website development costs amounted to $3,911 during 2011.

During 2011, the Company wrote off its website development costs of $346,850, which had been fully amortized during the period.

NOTE 7: GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. ASC 350-30-35-4  “Intangibles-Goodwill and Other” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.  The Company wrote-down $38,000 during 2011. The $38,000 carrying value of goodwill was reclassified to discontinued operations in 2010.

 NOTE 8: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	December 31, 2012	December 31, 2011

Deferred revenues	$24,616	$75,242

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

12% Convertible Notes Payable

The Company had 12% convertible promissory notes aggregating $174,500 and $637,000 outstanding at December 31, 2012 and 2011, respectively. The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied.  The 12% Convertible Notes Payable mature ten days after the maturity date of the Company’s 12% note, or 12% Note Payable.  Effective May 29, 2009, on the maturity date, each holder has the option of having the 12% Convertible Notes Payable prepaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable , after July 1, 2009 and prior to October 10, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date. The 12% Convertible Notes Payable are subordinated to the Loan Agreement with Agility and mature ten days following the maturity of the 12% Note Payable, as defined below, under the Agility Loan Agreement.

During 2012, the Company issued 1,156,250 shares of its common stock pursuant to the conversion of 12% Convertible Notes payable with principal aggregating $462,500.

12% Note Payable

During 2011, the Company issued a note payable, or the 12% Note Payable, aggregating $500,000.  The 12% Note Payable bears interest at a rate of 12% per annum and matures on March 31, 2012. Interest is payable monthly.  Effective April 1, 2011 the Company made monthly principal payments of $20,000. In connection with the issuance of the 12% Note Payable, the Company granted warrants to the holder to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants was equal to the lower of (i) $0.53 per share, or (ii) the price per share at which the Company sells or issues its Common Stock after the issue date of the 12% Note Payable in a transaction or series of transactions in which the Company receives at least $500,000.  The exercise price of such warrants, adjusted for subsequent financing reset provision, may not have been less than $0.35 per share.

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

The Company made principal repayments of $365,000 on its 12% Note Payable during 2012.

	Years Ended
	December 31, 2012	December 31, 2011

Interest and amortization expense associated with the 10% and 12% Convertible Notes Payable and 12% Note Payable	$148,785	$316,939

The following are the principal payments to be made in each of the years indicated for the convertible notes payable and notes payable in outstanding as of December 31, 2012:

Fiscal Year
2013	$317,000
Less: current portion	(317,000)
Long-Term portion	$-

NOTE 10: STOCKHOLDERS’ DEFICIT

Common Stock

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for 2011 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	1,187,390	$373,842	$0.35	-	0.45
Payment of interest on 10% and 12% Conversion of Convertible Notes Payable	24,391	$8,535	$0.35	-	0.45
Conversion of Series A Preferred Stock into common stock	2,906,666	$391,228		$0.001
Cashless exercise of warrants	375,428	$375		$0.001
Exercise of warrants	707,500	$199,626	$0.15	-	0.35
Repurchase of common stock	200,000	$20,000		$0.10
Conversion of 10% Notes Payable to Common Stock	1,325,000	$530,000		$0.40

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for 2012 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Payment of Preferred Stock dividends	182,418	$83,231	$0.15	-	0.49
Conversion of Convertible Notes Payable	1,156,250	$462,500		$0.40
Conversion of Series A Preferred Stock into common stock	2,393,334	$322,338		$0.001
Conversion of Series B Preferred Stock into common stock	11,662,500	$3,565,813		$0.001
Cashless exercise of options	222,546	$223		$0.001
Exercise of warrants	524,250	$125,887	$0.15	-	0.35

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

Following conversions of all outstanding shares of Series A Preferred Stock up to and through March 23, 2012, no shares of Series A Preferred Stock were outstanding at December 31, 2012.

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

Following mandatory conversion of all outstanding shares of Series B Preferred Stock on March 31, 2012, no shares of Series B Preferred Stock were outstanding at December 31, 2012.

Warrants

The following is a summary of the Company’s activity related to its warrants between January 1, 2011 and December 31, 2012:

	Warrants	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term
Balance, January 1, 2011	13,342,755	$0.38
Granted	600,000	0.35
Exercised	(1,502,500)	0.29
Forfeitures	-	-
Outstanding at December 31, 2011	12,440,255	$0.46	2.40
Granted	50,000	0.35
Exercised	(524,250)	0.24
Forfeitures	-	-
Outstanding and exercisable at December 31, 2012	11,966,005	$0.46	1.41

The fair value of the warrants granted or modified during 2012 and 2011 is based on the Black Scholes Model using the following assumptions:

	2012	2011
Effective Exercise price	$0.35	$0.35	-	0.65
Effective Market price	$0.40	0.35	-	0.65
Volatility	61%		56%
Risk-free interest	0.05%	0.54	-	1.7%
Terms (years)	4		5
Expected dividend rate	0%		0%

The Company modified certain of its warrants during 2011 as follows:

During January 2011 the Company reduced the exercise price of the warrants issued in connection with both the 10% and 12% convertible notes payable from $0.55 to $0.40. The fair value of these warrant modifications amounted to $17,645, and was recorded as interest expense and as an increase to additional paid-in capital.

During January 2011, in connection with the issuance of the 12% Note Payable the Company issued warrants to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants were equal to the lower of (i) $0.53 or (ii) the price per share at which the Company sells or issues its capital stock during the period the warrants are outstanding in a transaction or series of transactions in which the Company receives at least $500,000, provided that such price per share shall in no case be less than $0.35.  The warrants expire in January 2016.

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

During September, 2012, in connection with the amendment of the 12% Note Payable the Company granted additional warrants to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share with an expiration date of August 23, 2016. As a result of the grant of warrants, the Company recognized a debt discount of $9,850, which is reflected as additional paid-in capital and corresponding debt discount.

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during 2012 and 2011 is based on the BSM using the following assumptions:

	2012			2011
Effective Exercise price	$0.31	-	0.48	$0.35	-	0.60
Effective Market price	$0.31	-	0.48	$0.35	-	0.60
Volatility	57	-	61%		56%
Risk-free interest	0.34	-	0.53%	0.8	-	1.6%
Terms (years)		4			5
Expected dividend rate		0%			0%

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 1, 2011	7,085,000	$0.20
Granted	2,150,000	0.59
Exercised	-	-
Forfeitures	(205,000)	0.58
Outstanding at December 31, 2011	9,030,000	$0.28	6.30
Granted	11,055,000	0.32
Exercised	(335,000)	0.16
Forfeitures	(210,000)	0.51
Outstanding at December 31, 2012	17,540,000	$0.24	6.45	$3,253,500
Exercisable at December 31, 2012	8,737,521	0.22	5.63	$2,072,342

	2012	2011
Weighted-average grant date fair value	$0.14	$0.26
Fair value of options, recognized as selling, general, and administrative expenses	$282,592	$29,776

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $1,139,905 at December 31, 2012 and the Company expects that it will be recognized over the following weighted-average period of 28 months.

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

NOTE 11: INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended
	December 31,
	2012	2011
Statutory federal rate	34.0%	-34.0%
State income taxes net of federal income tax benefit	5.2%	-5.2%
Permanent differences for tax purposes, primarily due non-cash financing costs	12.1%	14.7%
Change in valuation allowance	-51.3%	24.5%
Effective income tax rate:	0.0%	0.0%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryovers	$2,950,000	$3,162,000
Stock-based compensation	298,000	360,000
Other temporary differences	179,000	46,000
Total deferred tax assets	3,427,000	3,568,000
Valuation allowance	(3,427,000)	(3,568,000)
Net deferred tax asset	$-	$-

At December 31, 2012, the Company had available net operating loss carryovers of approximately $7.5 million that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.  The valuation allowance for the deferred tax asset decreased and increased by $141,000 and $40,000 during the fiscal years ended December 31, 2012 and 2011 respectively.  The net change in the valuation allowance is primarily due to lapses of expired options in 2011 when compared to 2010 and to the taxable income in 2012 when compared to 2011.

NOTE 12: SEGMENTS

During 2012 and 2011, the Company operated in two and three business segments, respectively. In February 2011 the Company discontinued its lead generation business, and in September 2012, the Company discontinued its online marketing services division and as of September 27, 2012, operates in one business segment. The accompanying financial statements have been retroactively adjusted to reflect the operations of the SaaS business segment. The percentages of sales for the SaaS division by geographic region for 2012 and 2011 were approximately as follows:

	2012	2011
United States	92%	95%
Canada	1%	2%
Europe	5%	1%
Other	2%	1%

* less than 1%

NOTE 13: COMMITMENTS

The Company entered into a 3-year lease for certain office space in Newport Beach, California, effective on September 1, 2011.  Under the terms of the lease, the Company pays monthly base rent of $9,970.

Future annual minimum payments required under operating lease obligations at December 31, 2012 are as follows:

Future Minimum
Lease Payments
2013	$120,991
2014	$108,754

On November 9, 2012, the Company entered into new employment agreements with two of its executive officers.  The agreements provide that they will generally terminate on December 31, 2017.  Under the agreements, the executive officers are entitled to minimum annual bases salaries of $275,000 each and aggregating $550,000.  Additionally, the agreements provide for an increase in base salary of 3% on January 1, 2014 and every year thereafter. If the Company elects to terminate the agreement(s) without cause, the respective executive officer is entitled to a severance payment of the greater of one-year annual base salary or the remaining payments due based on the agreement.

The commitments under such agreements over the next year are as follows:

Year	Commitments
2013	$550,000
2014	$566,500
2015	$583,495
2016	$601,000
2017	$619,030