Form 10-Q
period 2013-03-31
ACCELERIZE NEW MEDIA INC
filed 2013-05-13
CIK 1352952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(949) 515 2141
 (Registrant’s Telephone Number, including Area Code)

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 13, 2013, was 56,682,291.

 When used in this quarterly report, the terms “Accelerize,” “the Company,” “ we,” “our,” and “us” refer to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 7, 2013. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE NEW MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash	$357,389	$231,926
Accounts receivable, net of allowance for bad debt of $40,224 and $18,208	838,306	673,818
Prepaid expenses and other assets	50,811	42,783
Total current assets	1,246,506	948,527

Property and equipment, net of accumulated depreciation of $51,516 and $38,918	87,504	52,297

Note receivable, net of original issuance discount of $50,111 and $62,000	81,889	88,000
Total assets	$1,415,899	$1,088,824

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$218,521	$284,526
Deferred revenues	10,158	24,616
Convertible notes payable and accrued interest	176,244	176,244
Notes payable and accrued interest, net of debt discount of $10,647 and $21,293	88,149	123,081
Total current liabilities	493,072	608,467

Stockholders' Equity
Common stock; $.001 par value; 100,000,000 shares authorized; 56,195,105 and 55,992,605 issued and outstanding	56,195	55,991
Additional paid-in capital	16,474,040	16,267,461
Accumulated deficit	(15,606,127)	(15,843,095)
Accumulated other comprehensive loss	(1,281)	-

Total stockholders’ equity	922,827	480,357

Total liabilities and stockholders’ equity	$1,415,899	$1,088,824

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Revenue:	$2,163,407	$1,048,365

Operating expenses:
Cost of revenue	306,984	133,402
Research and development	313,623	220,904
Selling, general and administrative	1,362,623	869,706
Total operating expenses	1,983,230	1,224,012

Operating income (loss)	180,177	(175,647)

Other income (expense):
Interest income	13,667	-
Interest expense	(18,626)	(53,380)
	(4,959)	(53,380)

Net income (loss) from continuing operations	175,218	(229,027)

Discontinued operations
Loss from discontinued operations	-	(55,962)
Gain from the disposal of discontinued operations	61,750	-
Net income (loss) from discontinued operations	61,750	(55,962)

Net income (loss)	236,968	(284,989)

Less dividends series A and B preferred stock	-	83,232

Net income (loss) attributable to common stock	$236,968	$(368,221)

Earnings per share:
Basic
Continuing operations	$0.00	$(0.01)
Discontinued operations	0.00	(0.00)
Net per share	$0.00	$(0.01)

Diluted
Continuing operations	$0.00	$(0.01)
Discontinued operations	0.00	(0.00)
Net per share	$0.00	$(0.01)

Basic weighted average common shares outstanding	56,158,216	42,139,371
Diluted weighted average common shares outstanding	69,394,505	42,139,371

See Notes to Unaudited Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three-month periods ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Net income (loss)	$236,968	$(284,989)

Foreign currency translation loss	(1,281)	-
Total other comprehensive loss	(1,281)	-

Comprehensive income (loss)	235,687	(284,989)

See Notes to Unaudited Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-month periods ended March 31,
	2013	2012
Cash flows from operating activities:	(Unaudited)	(Unaudited)
Net income (loss) from continuing operations	$175,218	$(229,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,598	5,933
Amortization of debt discount	10,646	50,777
Amortization of original issuance discount	(11,889)	-
Fair value of options	125,781	55,840
Changes in operating assets and liabilities:
Accounts receivable	(164,488)	(34,130)
Prepaid expenses	22	(15,745)
Other assets	(8,315)	(7,000)
Accrued interest	(578)	196
Accounts payable and accrued expenses	(65,690)	159,617
Deferred revenues	(14,458)	(36,083)
Net cash provided by (used in) continuing operations	58,847	(49,622)
Net cash provided by (used in) discontinued operations	61,750	(9,850)
Net cash provided by (used in) operating activities	120,597	(59,472)

Cash flows used in investing activities:
Capital expenditures	(47,806)	(5,084)
Proceeds from sale of online marketing services business	18,000	-

Net cash used in investing activities	(29,806)	(5,084)

Cash flows from financing activities:
Principal repayments on notes payable	(45,000)	(90,000)
Net proceeds from exercise of warrants	81,000	115,538

Net cash provided by financing activities	36,000	25,538

Effect of exchange rate changes on cash	(1,328)	-

Net increase (decrease) in cash	125,463	(39,018)

Cash, beginning of period	231,926	104,750

Cash, end of period	$357,389	$65,732

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,235	$17,912
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of preferred stock Series A to common stock	$-	$322,339
Conversion of preferred stock Series B to common stock	$-	$3,565,813
Conversion of note payable to common stock	$-	$452,500
Preferred stock dividends	$-	$83,232

See Notes to Unaudited Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Accelerize New Media, Inc., or the Company, a Delaware corporation, incorporated on November 22, 2005, is a Software-as-a-Service platform providing online tracking and analytics solutions for advertisers and online marketers.

The Company provides software solutions for businesses interested in expanding their online advertising presence.

In September 2012, the Company sold its online marketing services business to a third party to allocate more resources to its software solutions business.

The balance sheet presented as of December 31, 2012 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 7, 2013.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the results of operations of Cake Marketing UK Ltd. from inception (November 2012) through March 31, 2013. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about recovery of assets from discontinued operations and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Reclassification

The financial statements for 2012 have been reclassified to reflect the Company’s discontinued operations.

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

	March 31, 2013	December 31, 2012

Allowance for doubtful accounts	$40,224	$18,208

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2013, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Canada, and Europe. None of the Company’s customers accounted for more than 10% of its accounts receivable at March 31, 2013 or December 31, 2012.  The Company does not require any collateral from its customers.

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

Effective September 2012, the Company discontinued its online marketing services.

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

Marketable securities consist of equity securities of a publicly-traded company.  These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy. The Company regarded the decline in fair value of its marketable securities to be “other than temporary;” accordingly the unrealized loss was recorded in the net income from discontinued operations in the Company’s statements of operations as these securities were sold in connection with the disposition of the Company’s online marketing services division.

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

However, the Company believes that there is no value to the derivative liabilities associated with such instruments at March 31, 2013 because the Company believes that it will not issue additional consideration, beyond that already granted, to the holders of the 12% Convertible Notes Payable, a substantial number of which converted their 12% Convertible Note Payable during the first quarter of 2012, and due to the likelihood that the Company will trigger the subsequent financing reset provision of the warrants issued in connection with the 12% Note Payable is more remote than possible, but certainly not probable.

 Advertising

The Company expenses advertising costs as incurred.

	Three-month periods ended,
	March 31, 2013	March 31, 2012

Advertising expense	$6,072	$9,945

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

Foreign Currency Translation

The functional currency of the Company’s subsidiary in the United Kingdom is the respective local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate in effect during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss).

Software Development Costs

Costs incurred in the research and development of software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with ASC No. 985-30, Software-Research and Development. Costs of maintenance and customer support will be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first.  The Company believes that the current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no software development costs have been capitalized at March 31, 2013.

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

Segment Reporting

The Company generated revenues from one source in the three month period ended March 31, 2013: SaaS. The Company generated revenues from two sources in 2012: 1) SaaS, and 2) online marketing services. The online marketing services division was discontinued in September 2012, and accordingly, the financial statements were adjusted retroactively to reflect only the operations of the SaaS division as continuing operations. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	Three months ended March 31,
	2013	2012
Numerator:
Net income (loss) from continuing operations	$175,218	$(229,027)
Preferred stock dividends	-	(83,232)
Numerator for basic earnings per share- net income (loss) from continuing operations attributable to common stockholders - as adjusted	$175,218	$(312,259)

Net income (loss) from discontinued operations	$61,750	$(55,962)

Denominator:
Denominator for basic earnings per share--weighted average shares	56,158,216	42,139,371
Effect of dilutive securities- when applicable:
Stock options	10,459,381	-
Warrants	2,776,908	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	69,394,505	42,139,371

Earnings (loss) per share:
Basic
Continuing operations, as adjuted	$0.00	$(0.01)
Discontinued operations	$0.00	$(0.00)
Net earnings (loss) per share- basic	$0.00	$(0.01)

Diluted
Continuing operations, as adjuted	$0.00	$(0.01)
Discontinued operations	$0.00	$(0.00)
Net earnings(loss) per shares-diluted	$0.00	$(0.01)

The weighted-average anti-dilutive common share equivalents are as follows:

	Three-month periods ended March 31,
	2013	2012

Series A Preferred Stock	-	1,196,667
Series B Preferred Stock	-	5,831,250
Convertible notes payable	436,250	1,011,977
Options	7,983,119	9,030,000
Warrants	8,828,597	11,985,005
	17,247,966	29,054,899

The anti-dilutive common share equivalents outstanding are as follows:

	March 31, 2013	March 31, 2012

Convertible notes payable	436,250	461,250
Options	7,983,119	9,030,000
Warrants	8,828,597	11,985,005
	17,247,966	21,476,255

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	March 31, 2013	December 31, 2012
Computer equipment and software	$71,322	$54,087
Office furniture and equipment	67,698	37,128
	139,020	91,215
Accumulated depreciation	(51,516)	(38,918)
	$87,504	$52,297

	Three-month periods ended
	March 31, 2013	March 31, 2012

Depreciation expense	$12,598	$5,933

NOTE 3:  DISCONTINUED OPERATIONS

In September 2012, the Company completed the sale of its online marketing services division to a third-party, or the Buyer.  The total consideration received by the Company is as follows:

•	$150,000 paid to the Company in cash at closing;
•	$50,000 paid by the Buyer to a lender of the Company in cash at closing, on behalf of the Company;
•
A note receivable with a face value of $162,000, which matures in February 2015, provided that the Buyer was able to satisfy this obligation by paying $100,000 plus accrued interest by January 1, 2013, which it did not do; and

•
A note receivable of $500,000, which matures in December 2014.  The note receivable may be satisfied with in-kind services provided by the Buyer over a 27-month period, or cash.  The in-kind services are of a nature and a cost to be agreed by both parties.

Because of the contingent nature of the $500,000 note receivable, the Company will recognize any gain from the disposal of discontinued operations associated with such note if and when the services are provided by the Buyer.  As of March 31, 2013, $71,750 in services has been received in lieu of the note receivable. Additionally, for purposes of computing the gain on disposal of the online marketing services division, the Company is using $100,000 of the $162,000 note receivable.

The components of the gain from disposal of discontinued operations are as follows:

	Three-month periods ended March 31,
	2013	2012

Services received in lieu of note receivable	$61,750	$-
Gain from disposal of discontinued operations	$61,750	$-

The components of the income or loss from discontinued operations are as follows:

	Three-month periods ended March 31,
	2013	2012

Revenues	$-	$133,033
Operating expenses	$-	$(188,995)
(Loss) Income from discontinued operations	$-	$(55,962)

NOTE 4: NOTE RECEIVABLE

As part of the consideration received from the Buyer of the Company’s online marketing services division, the Company received a note receivable with a face value of $162,000 and a maturity date of February 15, 2015. The note bears interest at an annual rate of 5%. The Buyer was able to satisfy this obligation by paying $100,000 plus accrued interest by January 1, 2013, which it did not do. The note provides for monthly principal repayments of $6,000, plus accrued interest, commencing in November 2012.

The excess of the face value of the note receivable of $162,000 over the payment of $100,000 which could have satisfied the obligation by January 1, 2013 is recorded as original issue discount. The original issue discount amounted to $50,111 at March 31, 2013.

NOTE 5: PREPAID EXPENSES

At March 31, 2013, the prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 6: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	March 31, 2013	December 31, 2012

Deferred revenues	$10,158	$24,616

NOTE 7: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

12% Convertible Notes Payable

The Company had 12% convertible promissory notes, or 12% Convertible Notes Payable, including accrued interest, aggregating $176,244 outstanding at March 31, 2013 and December 31, 2012.  The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied.  The 12% Convertible Notes Payable mature ten days after the maturity date of the Company’s 12% note, or 12% Note Payable.  Effective May 29, 2009, on the maturity date, each holder has the option of having the 12% Convertible Notes Payable repaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable , after July 1, 2009 and prior to October 10, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date. The 12% Convertible Notes Payable are subordinated to the 12% Note Payable and mature 10 days following the maturity of the 12% Note Payable.

12% Note Payable

During 2011, the Company issued a note payable, aggregating $500,000.  The 12% Note Payable bears interest at a rate of 12% per annum and was scheduled to mature on March 31, 2012. Interest is payable monthly.  Effective April 1, 2011 the Company made monthly principal payments of $20,000. In connection with the issuance of the 12% Note Payable, the Company granted warrants to the holder to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants was equal to the lower of (i) $0.53 per share, or (ii) the price per share at which the Company sells or issues its Common Stock after the issue date of the 12% Note Payable in a transaction or series of transactions in which the Company receives at least $500,000.  The exercise price of such warrants, adjusted for subsequent financing reset provision, may not have been less than $0.35 per share.

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

The Company accounted for the cancellation of the initial warrants in January 2011 and the grant of 600,000 warrants in August 2011, as a modification of terms for the grants of 283,019 warrants issued in January 2011, and a new grant of 316,981 warrants.  As a result of the grants and modification of warrants, the Company recognized as a beneficial conversion feature and debt discount of $141,257, which is reflected in the accompanying unaudited consolidated financial statements as additional paid-in capital and corresponding debt discount.

September 2012 Amendment

During September 2012, the Company further modified the terms of the 12% Note Payable by 1) prepaying $50,000 of outstanding principal, 2) extending the maturity date to September 1, 2013, 3) reducing the monthly principal repayment to $15,000, 4) cancelling the 600,000 warrants granted to the holder in August 2011 in connection with the prior amendment and 5) granting 650,000 warrants to the holder at an exercise price of $0.35 per share with an expiration date of August 23, 2016.

The Company accounted for the cancellation of the warrants granted in August 2011 and the issuance of warrants in September 2012 as a new grant of 50,000 warrants.  As a result of the grant of warrants, the Company recognized $9,850 as debt discount, which is reflected in the accompanying unaudited consolidated financial statements as additional paid-in capital and corresponding debt discount.

The Company made principal repayments of $45,000 on its 12% Note Payable during the three-month period ended March 31, 2013.

	Three-month periods ended
	March 32, 2013	March 31, 2012

Interest and amortization expense associated with the 12% Convertible Notes Payable and 12% Note Payable	$19,214	$53,380

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

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the three-month period ended March 31, 2013 is as follows:

	Number of Shares of Common Stock	Fair Value at Issuance	Fair Value at Issuance (per share)
Exercise of warrants	202,500	$81,000	$0.40

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

Following conversions of all outstanding shares of Series A Preferred Stock up to and through March 23, 2012, no shares of Series A Preferred Stock were outstanding at March 31, 2013.

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

Following mandatory conversion of all outstanding shares of Series B Preferred Stock on March 31, 2012, no shares of Series B Preferred Stock were outstanding at March 31, 2013.

Warrants

During September 2012, in connection with the amendment of the 12% Note Payable, the Company granted additional warrants to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share with an expiration date of August 23, 2016. As a result of the grant of warrants, the Company recognized a debt discount of $9,850, which is reflected as additional paid-in capital and corresponding debt discount.

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

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Three-month periods ended
	March 31, 2013	March 31, 2012
Weighted-average grant date fair value	$0.282	$	N/A
Fair value of options, recognized as selling, general, and administrative expenses	$125,781		$55,840
Number of options granted	902,500		-

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $1,550,000 at March 31, 2013 and the Company expects that it will be recognized over the following weighted-average period of 27 months.

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

NOTE 9: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net income (loss) to comprehensive income (loss) for the three month periods ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Net income (loss)	$236,968	$(284,989)
Other comprehensive loss:
Foreign currency translation adjustment	(1,281)	-
Comprehensive income (loss)	$235,687	$(284,989)

The following table sets forth the balance in accumulated other comprehensive loss as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013	December 31, 2012
Foreign currency translation losses	$(1,281)	$-
Accumulated other comprehensive loss	$(1,281)	$-

NOTE 10: SEGMENTS

During the three-month period ended March 31, 2012, the Company operated in two segments. In September 2012, the Company discontinued its online marketing services division and as of September 27, 2012, operates in one business segment. The accompanying unaudited consolidated financial statements have been retroactively adjusted to reflect the operations of the SaaS business segment. The percentages of sales for the SaaS division by geographic region for the three-month periods ended March 31, 2013 and 2012 were approximately as follows:

	Three month periods ended March 31,
	2013	2012
United States	93%	93%
Canada	2%	2%
Europe	4%	4%
Other	1%	*

* less than 1%

NOTE 11: COMMITMENTS AND SUBSEQUENT EVENTS

On May 13, 2013, the Company entered into employment agreements with two of its executive officers.  The agreements provide that they will generally terminate on December 31, 2017.  Under the agreements, the respective executive officers are entitled to a minimum annual base salary of $425,000 and $275,000 each, aggregating a total of $700,000.  Additionally, the agreements provide for an increase in base salary of 3% on January 1, 2014 and every year thereafter.  If the Company elects to terminate the agreement(s) without cause, the respective executive officer is entitled to a severance payment of the greater of one-year annual base salary or the remaining payments due based on the agreement.

ITEM 2. Management's Discussion and Analysis and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2012. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a provider of software solutions for businesses interested in expanding their online advertising presence. We own and operate www.cakemarketing.com and www.getcake.com, an internally-developed Software-as-a-Service, or SaaS, platform. Cake is a hosted software solution that provides an all-inclusive suite of management services for online marketing campaigns. From tracking and reporting to lead distribution, our software enables advertisers, affiliate marketers and lead generators a fully scalable and accurate platform developed with a combination of innovative technology and an imaginative approach to doing business online.

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

In connection with the decision to discontinue our Online Marketing Services Division, we sold the assets related thereto on September 27, 2012 for a purchase price of up to $862,000, payable as follows: On September 27, 2012, a third party, or the Buyer, paid us $150,000 in cash and paid $50,000 to Agility Capital II, LLC, or Agility, for our benefit in connection with a principal payment under our loan agreement with Agility as further described herein. The Buyer is also required to pay us up to $162,000 in twenty-seven equal monthly installments of $6,000 plus interest thereon at 5% per annum commencing on November 15, 2012 evidenced by a promissory note. The Buyer shall further pay us $500,000 plus interest thereon at 3.25% per annum on December 27, 2014 evidenced by a promissory note, provided that the Buyer may render certain services to us of a nature and at a cost to be agreed with us, and the aggregate amount of all invoices rendered by the Buyer to us for such services shall be applied to and reduce the outstanding principal of such promissory note.  To our knowledge, certain of the members of the Buyer are our shareholders, though these members did not at the time of the sale own in the aggregate more than five percent of the membership interests in the Buyer.  The purchase price for the sale was negotiated at arms’ length between us and the Buyer.  As security for the obligations of the Buyer, the Buyer granted us a security interest in the assets sold to the Buyer.

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

Our Common Stock is quoted on the Over-the-Counter Bulletin Board and OTCQB Marketplace under the symbol “ACLZ”.

Business Environment

SaaS

The business environment for our SaaS platform is characterized as follows:

•
Larger advertisers are evaluating mission-critical software, such as ours, to manage their online performance-based initiatives. Such companies are factoring whether it is more beneficial to them to either develop their own technology or license it from third-parties, such as us;

•	As the online performance-based market grows, there are new entrants as solution providers, who are competing mostly on price and less on richness of features and performance tools;
•	We believe that our existing and potential customer base continues to look for more measurable results in their online performance-based growth and more flexible contractual terms; and
•	We believe there are opportunities to increase our number of clients in Western and Central Europe, where companies are adopting and implementing online performance-based initiatives.

ACCELERIZE NEW MEDIA, INC.
CONSOLIDATED RESULTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2013	2012	in $ 2013	in % 2013
	(Unaudited)	(Unaudited)	vs 2012	vs 2012

Revenues	$2,163,407	$1,048,365	$1,115,042	106.4%

Operating expenses:
Cost of revenues	306,984	133,402	173,582	130.1%
Research and development	313,623	220,904	92,719	42.0%
Selling, general and administrative	1,362,623	869,706	492,917	56.7%
Total operating expenses	1,983,230	1,224,012	759,218	62.0%

Operating income (loss)	180,177	(175,647)	(355,824)	-202.6%

Other income (expense):
Interest income	13,667	-	(13,667)	NM
Interest expense	(18,626)	(53,380)	(34,754)	-65.1%
	(4,959)	(53,380)	(48,421)	-90.7%

Net income (loss) from continuing operations	175,218	(229,027)	(404,245)	-176.5%

Discontinued operations
Net income (loss) from discontinued operations	61,750	(55,962)	117,712	NM
	61,750	(55,962)	117,712	NM

Net income (loss)	$236,968	$(284,989)	$(521,957)	-183.1%

NM: Not Meaningful

Discussion of Results for Three-Month Periods Ended March 31, 2013 and 2012

Revenues

	Three-Months Ended March 31,		% Change
	2013	2012

Revenues	$2,163,407	$1,048,365	106.4%

We generate revenues from a set-up fee and a monthly license fee, supplemented by per transaction fees paid by customers for monthly platform usage.

The increase in our software licensing revenues during the three-month period ended March 31, 2013, when compared to the prior year period, is due to the increased number of customers using our SaaS products and services, as well as increased revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of average clients increased 75% during the three-month period ended March 31, 2013, when compared to the prior year period, and our average monthly fee per customer increased 18% during the three month period ended March 31, 2013, when compared to the prior year period. The increase in the number of customers using our SaaS products and services during the three-month period ended March 31, 2013 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions.

We believe that our SaaS revenues will continue to increase sequentially for the remainder of 2013.

Cost of Revenues

	Three-Months Ended		%
	March 31,		Change
	2013	2012

Cost of Revenues	$306,984	$133,402	130.1%

Cost of revenues consists primarily of web hosting and domain registration fees.

During the three-month period ended March 31, 2013, when compared to the prior year period, cost of revenues significantly increased, reflecting the higher web hosting fees and domain registration costs incurred to support our increased number of clients and platform usage.

We believe that our cost of revenues will continue to increase commensurate with our anticipated increase in revenues for the remainder of 2013.

Research and Development Expenses

	Three-Months Ended		%
	March 31,		Change
	2013	2012

Research and Development	$313,623	$220,904	42.0%

Research and development expenses consist primarily of payroll expenses and related benefits and facility costs associated with enhancement of our SaaS products.

Our research and development expenses increased during the three-month period ended March 31, 2013, when compared to the prior year period, due to increased staff assigned to the enhancement of our software services, which translated into increased payroll costs and related benefits.

We believe that our research and development expenses will continue to increase sequentially as we continue to enhance some of the features of our SaaS platform for the remainder of 2013.

Selling, General, and Administrative Expenses

	Three-Months Ended		%
	March 31,		Change
	2013	2012

Selling, general, administrative	$1,362,623	$869,706	56.7%

Selling, general, and administrative expenses primarily consist of payroll expenses associated with supporting customer acquisition activities, as well as other general and administrative expenses, including payroll expenses necessary to support our existing and anticipated growth in our revenues, and legal expenses and professional fees.

The increase in selling, general and administrative expenses during the three-month period ended March 31, 2013, when compared with the prior year period,  is primarily due to the increased number of employees assigned to support customer acquisition activities, such as training and account management, which resulted in increased payroll costs and related benefits.

We believe that our selling, general, and administrative expenses will continue to increase sequentially as we continue to hire employees to increase our training and account management capacity for the remainder of 2013. Additionally, we recently granted options to three of our executive officers which commenced vesting in the fourth quarter of 2012 and will continue to vest on a quarterly basis through October 1, 2015. Upon vesting of such options we will record an additional stock-based compensation of approximately $105,000 per quarter.

Interest Income

	Three-Months Ended		%
	March 31,		Change
	2013	2012

Interest Income	$13,667	$-	NM

Interest income consists of interest payments associated with our note receivable and the amortization of the related original issuance discount.

The increase in interest income during the three-month period ended March 31, 2013, when compared to the prior year period, is due to the issuance of our note receivable during September 2012.

We believe that our interest income will continue at the same levels as the first three months of 2013 for the remainder of 2013.

Interest Expense

	Three-Months Ended		%
	March 31,		Change
	2013	2012

Interest Expense	$18,626	$53,380	-65.1%

Interest expense consists of interest charges and amortization of debt discount associated with our 12% Convertible Notes Payable and 12% Note Payable.

The decrease in interest expense during the three-month period ended March 31, 2013, when compared to the prior year period, is primarily due to a decrease in the effective interest rate of interest-bearing obligations as a result of (i) the higher amortization of debt discount during the three-month period ended March 31, 2012 resulting from the higher costs of modification of the 12% Note Payable which were incurred during the 2011 fiscal year and which were amortized through December 2012, (ii) the amortization of the modification of certain 12% Convertible Notes Payable aggregating $462,500 which were satisfied during the three-month period ended March 31, 2012 and (iii) the lower costs of modification, when compared to the prior year period, of the 12% Note Payable incurred in September 2012 which was amortized during the three-month period ended March 31, 2013 and, to a lesser extent, a decrease in the weighted-average principal balance of our interest-bearing obligations, of which a substantial portion was converted into shares of our common stock during the three-month period ended March 31, 2012.

We believe that our interest expense will continue at the same levels as the first three months of 2013 for the remainder of 2013.

Net income (loss) from discontinued operations

	Three-Months Ended		%
	March 31,		Change
	2013	2012

(Loss) income from discontinued operations	$-	$(55,962)
Gain from the disposal of discontinued operations	61,750	-
Net income (loss) from discontinued operations	$61,750	$(55,962)

The net income (loss) from discontinued operations consists of revenues and operating expenses from our online marketing services division, which was sold in September of 2012, as well as gains related to the sale during the three month period ended March 31, 2013.

The income (loss) from discontinued operations during the three-month period ended March 31, 2012 consisted primarily of revenues and expenses from our discontinued online marketing services division. The gain during the three-month period ended March 31, 2013 resulted from gains on the service note receivable issued by the Buyer to us.  We anticipate recognizing additional gains relating to the service note receivable issued in connection with the sale of our online marketing services division for the remainder of 2013.

Liquidity and Capital Resources

	Ending balance at		Average balance during
	March 31,		three-months ended March 31,
	2013	2012	2013	2012
Cash	$357,389	$65,732	$211,561	$85,241
Accounts receivable	838,306	415,651	626,979	419,348

Accounts payable and accrued expenses	218,520	572,939	395,730	494,480
Convertible notes payable excluding debt discount	176,244	194,713	185,479	419,042
Notes payable, excluding debt discount	98,796	414,200	256,498	384,254

At March 31, 2013 and 2012, 84% and 80%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity historically include the sale of our securities and other financing activities, such as the issuance of a note payable of $500,000 in January 2011. We also completed the sale of our online marketing services division in September 2012, which generated $303,750.  We believe we have sufficient cash to fund our operations for the next 12 months.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $47,806 and $5,084, respectively, during the three-month periods ended March 31, 2013 and 2012.

	Three-Month Periods Ended
	March 31,
	2013	2012
Cash flows from operating activities

Net income (loss) from continuing operations	$175,218	$(229,027)
Non-cash adjustments
Fair value of options	125,781	55,840
Amortization of debt discount	10,646	50,777
Other	709	5,933

Changes in assets and liabilities
Accounts receivable	(164,488)	(34,130)
Accounts payable and accrued expenses	(65,690)	159,617
Deferred revenues	(14,458)	(36,083)
Other	(8,871)	(22,549)
Net cash provided by (used in) continuing operations	58,847	(49,622)
Net cash provided by (used in) discontinued operations	61,750	(9,850)
Net cash provided by (used in) operating actvities	120,597	(59,472)

Cash flows from investing activities
Proceeds from sale of discontinued operations	18,000	-
Capital expenditures	(47,806)	(5,084)
	(29,806)	(5,084)

Cash flows from financing activities
Repayment of notes payable	(45,000)	(90,000)
Proceeds from exercise of warrants	81,000	115,538
	36,000	25,538

Effect of exchange rate changes on cash	(1,328)	-

Net variation in cash	$125,463	$(39,018)

Three months ended March 31, 2013

The increase in accounts receivable as of March 31, 2013 is primarily due to a commensurate increase in revenues. The decrease in accounts payable and accrued expenses during the three-month period ended March 31, 2013 is primarily due to faster payment processing to our vendors due to increased cash flows from operations.

Cash used in investing activities during the three-month period ended March 31, 2013 consists of recurring purchases of computer equipment of approximately $48,000, offset by the proceeds from the sale of our online marketing services business of $18,000.

Cash provided by financing activities during the three-month period ended March 31, 2013 resulted from the proceeds from the exercise of warrants of approximately $81,000, offset by the principal repayments on our notes payable of $45,000.

The increase in cash flows from operating activities during the three-month period ended March 31, 2013 is due to an increase in revenues during the three-month period ended March 31, 2013, offset by a lesser increase in correlated web-hosting and payroll costs, and an increase in non-cash expenses, such as the fair value of options, offset by a decrease in accounts payable and accrued expenses due to faster payment processing to our vendors.

Three months ended March 31, 2012

The decrease in accounts receivable as of March 31, 2012 is primarily due to new processes implemented during the three-month period ended March 31, 2012 to accelerate the receipts related to accounts receivable. The increase in accounts payable and accrued expenses during the three-month period ended March 31, 2012 is primarily due to slower payment processing to certain vendors reflecting our liquidity condition.

Cash used in investing activities during the three-month period ended March 31, 2012 consists of recurring purchases of computer equipment of approximately $5,000.

Cash provided by financing activities of approximately $26,000 during the three-month period ended March 31, 2012 resulted from the proceeds from the exercise of warrants of approximately $116,000, offset by the principal repayments on our notes payable of $90,000.

Cash used in operating activities during the three-month period ended March 31, 2012 is due primarily to higher accounts payable by extending the payment terms to some of our vendors.

Capital Raising Transactions

Exercise of warrants

We generated proceeds of $81,000 from the exercise of 202,500 warrants during the three-month period ended March 31, 2013.

Loan Agreement

We are party to a loan agreement, as amended, or the Loan Agreement, with Agility, which provided for us to borrow up to $600,000 from Agility. We owe $97,500 to Agility at March 31, 2013. The loan accrues interest at a rate of 12% per annum, requires monthly principal payments of $15,000, and matures on September 1, 2013.  The Loan Agreement contains a covenant requiring us to achieve specified revenue levels. The Loan Agreement contains additional covenants restricting our ability to pay dividends, purchase and sell assets outside the ordinary course of business and incur additional indebtedness. We are currently in compliance with all covenants under the Loan Agreement. The occurrence of a material adverse effect will be an event of default under the Loan Agreement, in addition to other customary events of default. In connection with the Loan Agreement, we granted Agility a security interest in all of our personal property and intellectual property. Also in connection with the Loan Agreement, we issued to Agility warrants to purchase 650,000 shares of our common stock at $0.35 per share, subject to certain anti-dilution and price adjustments. The warrants expire on August 23, 2016. Upon a default under the Loan Agreement, the number of shares of common stock that Agility may purchase will increase up to a maximum of 350,000 shares.

Other outstanding obligations at March 31, 2013

12% Convertible Notes Payable

The Company had 12% convertible promissory notes aggregating $174,500 outstanding at March 31, 2013. The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied. The 12% Convertible Notes Payable mature ten days after the maturity date of the Company’s 12% note, or 12% Note Payable. Effective May 29, 2009, on the maturity date, each holder has the option of having the 12% Convertible Notes Payable repaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable, after July 1, 2009 and prior to September 11, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date. The 12% Convertible Notes Payable are subordinated to the Loan Agreement with Agility and mature 10 days after the maturity of the 12% Note Payable.

Warrants

As of March 31, 2013, 11,605,505 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of March 31, 2013, 18,442,500 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

Employment Agreements with Jeff McCollum and Dave Stewart; Appointment of Dave Stewart as Executive Vice President of Technology

Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K in lieu of filing a Form 8-K.

On May 13, 2013, we entered into an employment agreement with Jeff McCollum, President of our Cake Marketing Division.  Also on May 13, 2013, Dave Stewart was appointed as our Executive Vice President of Technology and we entered into an employment agreement with Mr. Stewart.

Mr. McCollum’s employment agreement continues until December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. McCollum is entitled to an annual base salary of $425,000.  Mr. McCollum is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors.  If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. McCollum is entitled to other benefits including reimbursement for reasonable business expenses and payment of health insurance premiums.  The employment agreement may be terminated by us without cause upon 30-days prior written notice.  If we elect to terminate Mr. McCollum’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year.  We may also terminate the agreement and Mr. McCollum’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Stewart’s employment agreement continues until December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. Stewart is entitled to an annual base salary of $275,000.  Mr. Stewart is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors.  Any bonuses awarded will not exceed thirty percent of Mr. Stewart’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Stewart is entitled to other benefits including reimbursement for reasonable business expenses and payment of health insurance premiums.  The employment agreement may be terminated by us without cause upon 30-days prior written notice.  If we elect to terminate Mr. Stewart’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year.  We may also terminate the agreement and Mr. Stewart’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Stewart, who is 26 years old, has been employed by us since December 2007, most recently in the position of Vice President of Technology and Product Development.  From December 2007 until December 2010, Mr. Stewart was our Lead Developer. Mr. Stewart is a 2009 graduate of the University of California Irvine with a Bachelor of Science degree in Informatics.

Item 6.  Exhibits

10.1	Employment Agreement, dated May 13, 2013, between Accelerize New Media, Inc. and Jeff McCollum.*

10.2	Employment Agreement, dated May 13, 2013, between Accelerize New Media, Inc. and Dave Stewart.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: May 13, 2013	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (principal executive and principal financial officer)