Form 10-Q
period 2013-06-30
ACCELERIZE NEW MEDIA INC
filed 2013-08-13
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 7, 2013, was 56,863,791.

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

ACCELERIZE NEW MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2013	2012
	(Unaudited)	(1)
Current Assets:
Cash	$906,640	$231,926
Accounts receivable, net of allowance for bad debt of $25,394 and $18,208	869,140	673,818
Prepaid expenses and other assets	100,517	42,783
Total current assets	1,876,297	948,527

Property and equipment, net of accumulated depreciation of $66,755 and $38,918	90,876	52,297

Note receivable, net of original issuance discount of -0- and $62,000	-	88,000
Total assets	$1,967,173	$1,088,824

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$241,704	$284,526
Deferred revenues	51,255	24,616
Convertible notes payable and accrued interest	176,244	176,244
Notes payable and accrued interest, net of debt discount of $3,435 and $21,293	49,819	123,081
Total current liabilities	519,022	608,467

Stockholders' Equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 56,820,291 and 55,992,605 issued and outstanding	56,820	55,991
Additional paid-in capital	16,939,865	16,267,461
Accumulated deficit	(15,547,339)	(15,843,095)
Accumulated other comprehensive loss	(1,195)	-

Total stockholders’ equity	1,448,151	480,357

Total liabilities and stockholders’ equity	$1,967,173	$1,088,824

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:	$2,259,395	$1,294,720	$4,422,802	$2,343,085

Operating expenses:
Cost of revenue	328,296	235,124	635,280	368,526
Research and development	365,075	274,975	678,698	495,879
Selling, general and administrative	1,532,430	717,161	2,895,053	1,586,867
Total operating expenses	2,225,801	1,227,260	4,209,031	2,451,272

Operating income (loss)	33,594	67,460	213,771	(108,187)

Other income (expense):
Interest income	1,078	-	14,745	-
Interest expense	(14,495)	(45,708)	(33,121)	(99,088)
	(13,417)	(45,708)	(18,376)	(99,088)

Income (loss) from continuing operations	20,177	21,752	195,395	(207,275)

Discontinued operations
Income (loss) from discontinued operations	-	27,444	-	(28,518)
Gain from the disposal of discontinued operations	38,611	-	100,361	-
Income (loss) from discontinued operations, net	38,611	27,444	100,361	(28,518)

Less dividends series A and B preferred stock	-	-	-	83,232

Net income (loss) attributable to common stock	$58,788	$49,196	$295,756	$(152,561)

Earnings per share:
Basic
Continuing operations	$0.00	$0.00	$0.00	$(0.00)
Discontinued operations	$0.00	$0.00	$0.00	$(0.00)
Net income (loss) per share	$0.00	$0.00	$0.01	$(0.00)

Diluted
Continuing operations	$0.00	$0.00	$0.00	$(0.00)
Discontinued operations	$0.00	$0.00	$0.00	$(0.00)
Net income (loss) per share	$0.00	$0.00	$0.00	$(0.00)

Basic weighted average common shares outstanding	56,644,643	55,719,575	56,337,069	48,923,639
Diluted weighted average common shares outstanding	75,346,900	61,587,751	72,369,773	48,923,639

See Notes to Unaudited Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$58,788	$49,196	$295,756	$(152,561)

Foreign currency translation gain (loss)	86	-	(1,195)	-
Total other comprehensive gain (loss)	86	-	(1,195)	-

Comprehensive income (loss)	58,874	49,196	294,561	(152,561)

See Notes to Unaudited Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-month periods ended
	June 30
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss) from continuing operations	$195,395	$(207,275)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation	27,837	12,252
Amortization of debt discount	17,858	75,562
Provision for bad debt	7,186	(63,631)
Fair value of services in lieu of proceeds from note receivable	120,250	-
Fair value of options	251,235	108,356
Amortization of original issuance discount	(11,889)	-
Changes in operating assets and liabilities:
Accounts receivable	(202,508)	(53,301)
Other assets	(8,319)	(3,200)
Prepaid expenses	(49,674)	(10,300)
Accrued interest	(1,120)	(990)
Accounts payable and accrued expenses	(42,361)	127,673
Deferred revenues	26,638	4,896
Net cash provided by (used in) continuing operations	330,528	(9,958)
Net cash provided by discontinued operations	-	15,383
Net cash provided by operating activities	330,528	5,425

Cash flows provided by (used in) investing activities:
Proceeds from sale of lead generation business	80,000	-
Capital expenditures	(66,416)	(11,022)

Net cash provided by (used in) investing activities	13,584	(11,022)

Cash flows provided by (used in) financing activities:
Principal repayments on notes payable	(90,000)	(180,000)
Proceeds from exercise of warrants and options	421,996	125,887

Net cash provided by (used in) financing activities	331,996	(54,113)

Effect of exchange rate changes on cash	(1,394)	-

Net increase (decrease) in cash	674,714	(59,710)

Cash, beginning of period	231,926	104,750

Cash, end of period	$906,640	$45,040

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,205	$45,624
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Write-off of note receivable, net of original issuance discount	$19,889	$-
Preferred stock dividends	$-	$83,232
Conversion of Series A Preferred Stock	$-	$32,339
Conversion of Series B Preferred Stock	$-	$3,565,813
Conversion of notes payable to common stock	$-	$452,500

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

The balance sheet presented as of December 31, 2012 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 7, 2013.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the six-month period ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the results of operations of Cake Marketing UK Ltd. from inception (November 2012) through June 30, 2013. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Accounts Receivable

The Company’s accounts receivable are due primarily from advertisers and marketers. Collateral is generally not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments. Based on this review, the Company specifically reserves for those accounts deemed uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance.

	June 30, 2013	December 31, 2012

Allowance for doubtful accounts	$25,394	$18,208

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the six-month period ended June 30, 2013, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Canada, and Europe. None of the Company’s customers accounted for more than 10% of its accounts receivable at June 30, 2013 or December 31, 2012.  The Company does not require any collateral from its customers.

The Company’s note receivable was due from the purchaser of its online marketing services division. The Company has a security interest in all of the assets sold to the purchaser.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC Topic 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company’s Software-as-a-Service, or SaaS, revenues are generated from a set-up fee and monthly license fee, supplemented by per transaction fees paid by customers for monthly platform usage. The initial term of the customer contract is generally one year and each party may cancel the contract within that period with a 30-day notice. The Company does not provide any general right of return for its delivered items. Services associated with the set-up fees do not have standalone value to the Company’s customers. Accordingly, the value attributed to the set-up fees are recognized over the longer of the initial contract term or the period the customer is expected to benefit from payment of the set-up fees. The value attributed to the monthly license fees as well as the fees associated with monthly transaction-based platform usage are recognized in the corresponding period.

The Company allocates the foregoing arrangement consideration based on the relative selling price of the deliverables. The Company uses its estimated selling price in its allocation of arrangement consideration.

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

However, the Company believes that there is no value to the derivative liabilities associated with such instruments at June 30, 2013 because the Company believes that it will not issue additional consideration, beyond that already granted, to the holders of the 12% Convertible Notes Payable, a substantial number of which converted their 12% Convertible Note Payable during the first quarter of 2012, and due to the likelihood that the Company will trigger the subsequent financing reset provision of the warrants issued in connection with the 12% Note Payable is more remote than possible, but certainly not probable. Additionally, the risk-neutral probability that the Company’s price of its common stock would be less than the warrants at expiration is low (ranges from 0% to 34% at June 30, 2013).

 Advertising

The Company expenses advertising costs as incurred.

	Six-month periods ended,
	June 30, 2013	June 30, 2012

Advertising expense	$18,785	$25,070

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

Foreign Currency Translation

The Company's reporting currency is U.S. Dollars. The functional currency of the Company’s subsidiary in the United Kingdom is the respective local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate in effect during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss). Foreign Currency translation gain and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the Consolidated Statements of Operations.

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company believes that, using its current process for developing software, it is probable the software project will be completed and the software products and significant upgrades and enhancements thereto will be used to perform the function intended only when substantial testing has been performed and the feedback from such testing is positive, which is concurrent with the end of the application development stage; accordingly, no software development costs have been capitalized at June 30, 2013.

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

Segment Reporting

The Company generated revenues from one source in the six-month period ended June 30, 2013: SaaS. The Company generated revenues from two sources in 2012: 1) SaaS, and 2) online marketing services. The online marketing services division was discontinued in September 2012, and accordingly, the financial statements were adjusted retroactively to reflect only the operations of the SaaS division as continuing operations. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) from continuing operations	$20,177	$21,752	$195,395	$(207,275)
Preferred stock dividends	-	-	-	83,232
Numerator for basic earnings per share- net income (loss) from continuing operations attributable to common stockholders - as adjusted	$20,177	$21,752	$195,395	$(124,043)

Net income (loss) from discontinued operations	$38,611	$27,444	$100,361	$(28,518)

Denominator:
Denominator for basic earnings per share--weighted average shares	56,644,643	55,719,575	56,337,069	48,923,639
Effect of dilutive securities- when applicable:
Stock options	13,245,665	5,320,270	11,747,420	-
Warrants	5,456,592	547,906	4,285,284	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	75,346,900	61,587,751	72,369,773	48,923,639

Earnings (loss) per share:
Basic
Continuing operations, as adjuted	$0.00	$0.00	$0.00	$(0.00)
Discontinued operations	$0.00	$0.00	$0.00	$(0.00)
Net earnings (loss) per share- basic	$0.00	$0.00	$0.01	$(0.00)

Diluted
Continuing operations, as adjuted	$0.00	$0.00	$0.00	$(0.00)
Discontinued operations	$0.00	$0.00	$0.00	$(0.00)
Net earnings(loss) per shares-diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted-average anti-dilutive common share equivalents when income from continuing or discontinued operations in period	9,730,706	26,264,079	12,400,259	N/A

Weighted-average anti-dilutive common share equivalents when loss from continuing or discontinued operations in period	N/A	N/A	N/A	32,132,255

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	June 30, 2013	December 31, 2012
Computer equipment and software	$87,463	$54,087
Office furniture and equipment	70,168	37,128
	157,631	91,215
Accumulated depreciation	(66,755)	(38,918)
	$90,876	$52,297

	Six-month periods ended
	June 30, 2013	June 30, 2012

Depreciation expense	$27,837	$12,252

NOTE 3: DISCONTINUED OPERATIONS

In September 2012, the Company completed the sale of its online marketing services division to a third-party, or the Buyer. The total consideration received on the sale date by the Company is as follows:

●	$150,000 paid to the Company in cash at closing;
●	$50,000 paid by the Buyer to a lender of the Company in cash at closing, on behalf of the Company;
●

A note receivable with a face value of $162,000, which matures in February 2015, provided that the Buyer was able to satisfy this obligation by paying $100,000 plus accrued interest by January 1, 2013, which it did not do; and

●

A note receivable of $500,000, which matures in December 2014. The $500,000 note receivable may be satisfied with in-kind services provided by the Buyer over a 27-month period, or cash. The in-kind services are of a nature and a cost to be agreed by both parties.

Because of the contingent nature of the $500,000 note receivable, the Company recognized any gain from the disposal of discontinued operations associated with such note if and when the services are provided by the Buyer. As of June 10, 2013, $130,250 in in-kind services had been received in lieu of the note receivable.

Additionally, for purposes of computing the gain on disposal of the online marketing services division, the Company used $100,000 of the $162,000 note receivable.

The components of the gain from disposal of discontinued operations are as follows:

	Six-month periods ended
	June 30,
	2013	2012

Services received in lieu of note receivable	$120,250	$-
Write-down of note receivable	(19,889)	-
Gain from disposal of discontinued operations	$100,361	$-

The components of the loss from discontinued operations are as follows:

	Six-month periods ended
	June 30,
	2013	2012

Revenues	$-	$375,183
Operating expenses	$-	$(403,701)
(Loss) from discontinued operations	$-	$(28,518)

NOTE 4: NOTE RECEIVABLE

As part of the consideration received from the Buyer of the Company’s online marketing services division, the Company received on the sale date a note receivable with a face value of $162,000 and a maturity date of February 15, 2015. The note bears interest at an annual rate of 5%. The Buyer was able to satisfy this obligation by paying $100,000 plus accrued interest by January 1, 2013, which it did not do. The note provides for monthly principal repayments of $6,000, plus accrued interest, commencing in November 2012.

The excess of the face value of the note receivable of $162,000 over the payment of $100,000 which could have satisfied the obligation by January 1, 2013 is recorded as original issue discount. The original issue discount amounted to $50,111 at March 31, 2013.

June 2013 Amendment

On June 10, 2013, the Company modified the terms of the $162,000 note receivable and $500,000 note receivable by 1) cancelling the $162,000 note upon receipt of a $50,000 payment in June 2013, and 2) applying the remaining $70,427 balance of the $162,000 note to the remaining $380,699 balance of the $500,000 note receivable. Upon application of the $70,427 balance to the remaining $380,699 balance of the $500,000 note receivable, the total outstanding balance, including accrued interest, of $451,127 of the $500,000 note receivable was cancelled. In connection with this cancellation, the Buyer agreed to pay $451,127, which may be paid with in-kind services, plus interest accruing quarterly at a rate of 3.25% per annum pursuant to a note receivable on December 27, 2014.

Because of the contingent nature of the $451,127 note receivable, the Company wrote down the value of the pre-existing $162,000 note receivable to $0, and will recognize any gain from the disposal of discontinued operations associated with such note if and when the in-kind services are provided by the Buyer. As of June 30, 2013, no in-kind services have been received in payment of the $451,127 note receivable.

NOTE 5: PREPAID EXPENSES

At June 30, 2013 and December 31, 2012, the prepaid expenses consisted primarily of prepaid insurance, rent, and consulting services.

NOTE 6: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	June 30, 2013	December 31, 2012

Deferred revenues	$51,255	$24,616

NOTE 7: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

12% Convertible Notes Payable

The Company had 12% convertible promissory notes, including accrued interest, aggregating $176,244 outstanding at June 30, 2013 and December 31, 2012.  The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied.  The 12% Convertible Notes Payable mature ten days after the maturity date of the Company’s 12% Note Payable.  Effective May 29, 2009, on the maturity date, each holder has the option of having the 12% Convertible Notes Payable repaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable, after July 1, 2009 and prior to September 11, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date. The 12% Convertible Notes Payable are subordinated to the 12% Note Payable and mature 10 days following the maturity of the 12% Note Payable.

12% Note Payable

During 2011, the Company issued a note payable, aggregating $500,000.  The 12% Note Payable bears interest at a rate of 12% per annum and was scheduled to mature on March 31, 2012. Interest is payable monthly.  Effective April 1, 2011, the Company made monthly principal payments of $20,000. In connection with the issuance of the 12% Note Payable, the Company granted warrants to the holder to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants was equal to the lower of (i) $0.53 per share, or (ii) the price per share at which the Company sells or issues its Common Stock after the issue date of the 12% Note Payable in a transaction or series of transactions in which the Company receives at least $500,000.  The exercise price of such warrants, adjusted for subsequent financing reset provision, may not have been less than $0.35 per share.

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

The Company made principal repayments of $90,000 and $180,000 on its 12% Note Payable during the six-month periods ended June 30, 2013 and 2012, respectively.

	Six-month periods ended
	June 30, 2013	June 30, 2012

Interest and amortization expense associated with the 12% Convertible Notes Payable and 12% Note Payable	$33,121	$90,802

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the six-month period ended June 30, 2012 is as follows:

	Number of Shares of Common Stock	Carrying Value at Issuance	Carrying Value at Issuance (per share)
Payment of Preferred Stock dividends	182,418	$83,231	$0.15	-	0.49
Conversion of Series A Preferred Stock into Common Stock	2,393,334	$322,339		$0.15
Conversion of Series B Preferred Stock into Common Stock	11,662,500	$3,565,814		$0.35
Exercise of warrants	524,250	$125,888	$0.15	-	0.35
Conversion of 12% Notes Payable to Common Stock	1,131,250	$452,500		$0.40

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the six-month period ended June 30, 2013 is as follows:

	Number of Shares of Common Stock	Carrying Value at Issuance	Carrying Value at Issuance (per share)
Exercise of warrants	842,769	$420,975	$0.15	-	0.65
Exercise of options	2,917	$1,021		$0.35

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

Following conversions of all outstanding shares of Series A Preferred Stock up to and through March 23, 2012, no shares of Series A Preferred Stock were outstanding at June 30, 2013.

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

Following mandatory conversion of all outstanding shares of Series B Preferred Stock on March 31, 2012, no shares of Series B Preferred Stock were outstanding at June 30, 2013.

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

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Six-month periods ended
	June 30, 2013	June 30, 2012
Weighted-average grant date fair value	$0.59	$0.14
Fair value of options, recognized as selling, general, and administrative expenses	$125,454	$108,356
Number of options granted	942,500	10,750,000

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $1,442,000 at June 30, 2013 and the Company expects that it will be recognized over the following weighted-average period of 24 months.

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

NOTE 9: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net income (loss) to comprehensive income (loss) for the six-month periods ended June 30, 2013 and 2012:

	Six months ended
	June 30,
	2013	2012
Net income (loss)	$295,756	$(152,561)
Other comprehensive loss:
Foreign currency translation adjustment	(1,195)	-
Comprehensive income (loss)	$294,561	$(152,561)

The following table sets forth the balance in accumulated other comprehensive loss as of June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
Foreign currency translation losses	$(1,195)	$-
Accumulated other comprehensive loss	$(1,195)	$-

NOTE 10: SEGMENTS

During the six-month period ended June 30, 2012, the Company operated in two segments. In September 2012, the Company discontinued its online marketing services division and as of September 27, 2012, operates in one business segment. The accompanying unaudited consolidated financial statements have been retroactively adjusted to reflect the operations of the SaaS business segment. The percentages of sales for the SaaS division by geographic region for the six-month periods ended June 30, 2013 and 2012 were approximately as follows:

	Six-month periods ended June 30,
	2013	2012
United States	89%	93%
Europe	9%	4%
Canada	1%	2%
Other	1%	*

* less than 1%

Note 11: SUBSEQUENT EVENT

On August 7, 2013, the Company satisfied all its remaining obligations under the 12% Note payable, and, accordingly, the 12% Convertible Notes Payable mature on August 17, 2013, which is 10 days following the Company’s satisfaction of its obligations under the 12% Note Payable.

ITEM 2. Management's Discussion and Analysis and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2012. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information" elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

In connection with the decision to discontinue our Online Marketing Services Division, we sold the assets related thereto on September 27, 2012 for a purchase price of up to $862,000, payable as follows: On September 27, 2012, a third party, or the Buyer, paid us $150,000 in cash and paid $50,000 to Agility Capital II, LLC, or Agility, for our benefit in connection with a principal payment under our loan agreement with Agility as further described herein. The Buyer was also required to pay us up to $162,000 in twenty-seven equal monthly installments of $6,000 plus interest thereon at 5% per annum commencing on November 15, 2012 evidenced by a promissory note. The Buyer was further obligated to pay us $500,000 plus interest thereon at 3.25% per annum on December 27, 2014 evidenced by a promissory note, provided that the Buyer may render certain services to us of a nature and at a cost to be agreed with us, and the aggregate amount of all invoices rendered by the Buyer to us for such services shall be applied to and reduce the outstanding principal of such promissory note. The terms of these promissory notes were amended on June 10, 2013 as follows: Upon receipt of a $50,000 payment in June 2013, the $162,000 promissory note was cancelled. The remaining balance $70,427 balance of this note was combined with the remaining $380,699 balance of the $500,000 promissory note. Upon application of the $70,427 balance to the remaining $380,699 balance of the $500,000 note receivable, the total outstanding balance, including accrued interest, of $451,127 was cancelled. In connection with this cancellation the Buyer agreed to pay $451,127, plus accrued interest accruing quarterly at 3.25% per annum on December 27, 2014, evidenced by a promissory note, provided that the Buyer may render certain services to us of a nature and at a cost to be agreed with us, and the aggregate amount of all invoices rendered by the Buyer to us for such services shall be applied to and reduce the outstanding principal of such promissory note. To our knowledge, certain of the members of the Buyer are our shareholders, though these members did not at the time of the sale own in the aggregate more than five percent of the membership interests in the Buyer. The purchase price for the sale was negotiated at arms’ length between us and the Buyer. As security for the obligations of the Buyer, the Buyer granted us a security interest in the assets sold to the Buyer.

During November 2012, we formed Cake Marketing UK Ltd, a private limited company, which is our wholly-owned subsidiary located in the United Kingdom in order to better provide our services in the European market.

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

●

Advertisers are requesting more in-depth data related to performance of their online initiatives across publishers and channels as well as deploying our types of solutions, suited for channels with unique characteristics, such as mobile and social channels;

●	As the online performance-based market grows, there are new entrants as solution providers, who are competing mostly on price and on richness of features and performance tools;
●	We believe that our existing and potential customer base continues to look for more measurable results in their online performance-based growth and more flexible contractual terms; and
●	We believe there are opportunities to increase our number of clients in Western and Central Europe, where companies are adopting and implementing online performance-based initiatives.

ACCELERIZE NEW MEDIA, INC.
CONSOLIDATED RESULTS OF OPERATIONS

			Increase/	Increase/			Increase/	Increase/
	Three-month periods ended		(Decrease)	(Decrease)	Six-month periods ended		(Decrease)	(Decrease)
	June 30,		in $ 2013	in % 2013	June 30,		in $ 2013	in % 2013
	2013	2012	vs 2012	vs 2012	2013	2012	vs 2012	vs 2012

Revenue:	$2,259,395	$1,294,720	964,675	74.5%	$4,422,802	$2,343,085	2,079,717	88.8%

Operating expenses:
Cost of revenues	328,296	235,124	93,172	39.6%	635,280	368,526	266,754	72.4%
Research and development	365,075	274,975	90,100	32.8%	678,698	495,879	182,819	36.9%
Selling, general and administrative	1,532,430	717,161	815,269	113.7%	2,895,053	1,586,867	1,308,186	82.4%
Total operating expenses	2,225,801	1,227,260	998,541	81.4%	4,209,031	2,451,272	1,757,759	71.7%

Operating (loss) income	33,594	67,460	33,866	-50.2%	213,771	(108,187)	(321,958)	-298%

Other income (expense):
Interest income	1,078	-	(1,078)	NM	14,745	-	(14,745)	NM
Interest expense	(14,495)	(45,708)	31,213	-68.3%	(33,121)	(99,088)	65,967	-66.6%
	(13,417)	(45,708)	(32,291)	-70.6%	(18,376)	(99,088)	(80,712)	-81.5%

Income (loss) from continuing operations	20,177	21,752	1,575	-7%	195,395	(207,275)	(402,670)	-194%

Discontinued operations
Loss from discontinued operations	-	27,444	(27,444)	NM	-	(28,518)	28,518	NM
Gain from the disposal of discontinued operations	38,611	-	38,611	NM	100,361	-	100,361	NM
Income (loss) from discontinued operations, net	38,611	27,444	11,167	41%	100,361	(28,518)	128,879	-452%

Net income (loss)	$58,788	$49,196	$(9,592)	19%	$295,756	$(235,793)	$(531,549)	-225%

NM: Not Meaningful

Discussion of Results for Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

Revenues

	Three-Months Ended		%	Six-Months Ended		%
	June 30,		Change	June 30,		Change
	2013	2012		2013	2012

Revenues	$2,259,395	$1,294,720	74.5%	$4,422,802	$2,343,085	88.8%

We generate revenues from a set-up fee and a monthly license fee, supplemented by per-transaction fees paid by customers for monthly platform usage.

The increase in our software licensing revenues during the three and six-month periods ended June 30, 2013, when compared to the prior year periods, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of average clients increased 65% and 64% during the three and six-month periods ended June 30, 2013, respectively, when compared to the prior year periods, and our average monthly fee per customer increased 6% and 15% during the three and six-month periods ended June 30, 2013, respectively, when compared to the prior year periods. The increase in the number of customers using our SaaS products and services during the three and six-month periods ended June 30, 2013 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions.

We believe that our SaaS revenues will continue to increase sequentially for the remainder of 2013.

Cost of Revenues

	Three-Months Ended		%	Six-Months Ended		%
	June 30,		Change	June 30,		Change
	2013	2012		2013	2012

Cost of Revenues	$328,296	$235,124	39.6%	$635,280	$368,526	72.4%

Cost of revenues consists primarily of web hosting and domain registration fees. Web hosting fees are partially correlated to our revenues, depending on each specific agreement we have with our clients.

During the three and six-month periods ended June 30, 2013, when compared to the prior year periods, cost of revenues significantly increased, reflecting higher web hosting costs incurred to support our increased number of clients requesting dedicated servers and platform usage by our clients from non-dedicated servers.

We believe that our cost of revenues will continue to increase with our anticipated revenues for the remainder of 2013.

Research and Development Expenses

	Three-Months Ended		%	Six-Months Ended		%
	June 30,		Change	June 30,		Change
	2013	2012		2013	2012

Research and Development	$365,075	$274,975	32.8%	$678,698	$495,879	36.9%

Research and development expenses consist primarily of payroll expenses and related benefits and facility costs associated with enhancement of our SaaS products.

Our research and development expenses increased during the three and six-month periods ended June 30, 2013, when compared to the prior year periods, due to increased staff assigned to the enhancement of our software services, which translated into increased payroll costs and related benefits.

We believe that our research and development expenses will continue to increase sequentially as we continue to enhance some of the features of our SaaS platform for the remainder of 2013.

Selling, General, and Administrative Expenses

	Three-Months Ended		%	Six-Months Ended		%
	June 30,		Change	June 30,		Change
	2013	2012		2013	2012

Selling, general, administrative	$1,532,430	$717,161	113.7%	$2,895,053	$1,586,867	82.4%

Selling, general, and administrative expenses primarily consist of payroll expenses associated with supporting customer acquisition activities, as well as other general and administrative expenses, including payroll expenses necessary to support our existing and anticipated growth in our revenues, and legal expenses and professional fees.

The increase in selling, general and administrative expenses during the three and six-month periods ended June 30, 2013, when compared with the prior year periods, is primarily due to the increased number of employees assigned to support customer acquisition activities, such as training and account management, which resulted in increased payroll costs and related benefits. Additionally, as we started to expand into Europe in the last quarter of 2012, we incurred increased up-front expenses related to developing and integrating our operations in Europe prior to a commensurate increase in revenues. Furthermore, we have increased our efforts in investor relations in the last quarter of 2012 to help increase the volume of trading of our common stock, which has also contributed to the increase in our selling, general, and administrative expenses during the three and six-month periods ended June 30, 2013.

We believe that our selling, general, and administrative expenses will continue to increase sequentially as we continue to hire employees to increase our training and account management capacity, as well as continue to develop and integrate our European operations and continue to expand our investor relations efforts for the remainder of 2013.

Interest Income

	Three-Months Ended		%	Six-Months Ended		%
	June 30,		Change	June 30,		Change
	2013	2012		2013	2012

Interest Income	$1,078	$-	NM	$14,745	$-	NM

Interest income consists of interest payments associated with our note receivable and the amortization of the related original issuance discount.

The increase in interest income during the three and six-month periods ended June 30, 2013, when compared to the prior year period, is due to the issuance of our note receivable during September 2012.

Due to the amendment of the note receivable during the six months ended June 30, 2013, we do not expect to recognize any further interest income for the remainder of 2013.

Interest Expense

	Three-Months Ended		%	Six-Months Ended		%
	June 30,		Change	June 30,		Change
	2013	2012		2013	2012

Interest Expense	$14,495	$45,708	-68.3%	$33,121	$99,088	-66.6%

Interest expense consists of interest charges and amortization of debt discount associated with our 12% Convertible Notes Payable and 12% Note Payable.

The decrease in interest expense during the three and six-month periods ended June 30, 2013, when compared to the prior year periods, is primarily due to a decrease in the effective interest rate of interest-bearing obligations as a result of (i) the higher amortization of debt discount during the six-month period ended June 30, 2012 resulting from the higher costs of modification of the 12% Note Payable which were incurred during the 2011 fiscal year and which were amortized through December 2012, (ii) the amortization of the modification of certain 12% Convertible Notes Payable aggregating $462,500 which were satisfied during the six-month period ended June 30, 2012 and (iii) the lower costs of modification, when compared to the prior year period, of the 12% Note Payable incurred in September 2012 which was amortized during the six-month period ended June 30, 2013 and, to a lesser extent, a decrease in the weighted-average principal balance of our interest-bearing obligations, of which a substantial portion was converted into shares of our common stock during the six-month period ended June 30, 2012.

We believe that our interest expense will continue to decrease as our obligations under such notes will be satisfied in September 2013.

Income (loss) from discontinued operations

	Three-Months Ended		%	Six-Months Ended		%
	June 30,		Change	June 30,		Change
	2013	2012		2013	2012

Income (loss) from discontinued operations	$-	$27,444	NM	$-	$(28,518)	NM
Gain from the disposal of discontinued operations	38,611	-	NM	100,361	-	NM
Income (loss) from discontinued operations	$38,611	$27,444		$100,361	$(28,518)

The net income (loss) from discontinued operations consists of revenues and operating expenses from our online marketing services division, which was sold in September of 2012, as well as gains related to the sale during the three and six-month periods ended June 30, 2013.

The income (loss) from discontinued operations during the three and six-month periods ended June 30, 2012 consisted primarily of revenues and expenses from our discontinued online marketing services division. The gain during the three and six-month periods ended June 30, 2013 resulted from gains on the $500,000 note receivable issued by the Buyer to us, offset by the write-down of the $162,000 note receivable related to its cancellation. We anticipate recognizing additional gains for the remainder of 2013 relating to the $451,127 note receivable issued by the Buyer to us following the cancellation of the $500,000 note receivable issued in connection with the sale of our online marketing services division.

Liquidity and Capital Resources

	Ending balance at		Average balance during
	June 30,		six-months ended June 30,
	2013	2012	2013	2012
Cash	$906,640	$45,040	$569,283	$74,895
Accounts receivable	869,140	474,702	771,479	416,236

Accounts payable and accrued expenses	241,704	540,995	263,115	477,159
Convertible notes payable excluding debt discount	176,244	194,713	176,244	419,042
Notes payable, excluding debt discount	49,819	323,014	86,450	415,429

At June 30, 2013 and June 30, 2012, 90% and 78%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity historically include the sale of our securities and other financing activities, such as the issuance of a note payable of $500,000 in January 2011. We also completed the sale of our online marketing services division in September 2012, which generated $322,000 between September 2012 and June 2013. We believe we have sufficient cash to fund our operations for the next 12 months.

We do not have any material commitments for capital expenditures. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $66,416 and $11,022, respectively, during the six-month periods ended June 30, 2013 and 2012.

	Six-Month Periods Ended
	June 30,
	2013	2012
Cash flows from operating activities

Net income (loss) from continuing operations	$195,395	$(207,275)
Non-cash adjustments
Fair value of options	251,235	108,356
Fair value of services in lieu of proceeds from note receivable	120,250	-
Amortization of debt discount	17,858	75,562
Depreciation	27,837	12,252
Other	(4,703)	(63,631)

Changes in assets and liabilities
Accounts receivable	(202,508)	(53,301)
Accounts payable and accrued expenses	(42,361)	127,673
Deferred revenues	26,638	4,896
Prepaid expenses	(49,674)	(10,300)
Other	(9,439)	(4,190)
Net cash provided by (used in) continuing operations	330,528	(9,958)
Net cash provided by discontinued operations	-	15,383
Net cash provided by operating actvities	330,528	5,425

Cash flows provided by (used in) investing activities
Proceeds from sale of discontinued operations	80,000	-
Capital expenditures	(66,416)	(11,022)
	13,584	(11,022)

Cash flows provided by (used in) financing activities
Repayment of notes payable	(90,000)	(180,000)
Proceeds from exercise of warrants	420,975	125,887
Other	1,021	-
	331,996	(54,113)

Effect of exchange rate changes on cash	(1,394)	-

Net variation in cash	$674,714	$(59,710)

Six-months ended June 30, 2013

The increase in accounts receivable as of June 30, 2013 is primarily due to a commensurate increase in revenues. The decrease in accounts payable and accrued expenses during the six-month period ended June 30, 2013 is primarily due to faster payment processing to our vendors due to increased cash flows from operations.

Cash provided by investing activities during the six-month period ended June 30, 2013 consists of proceeds from the sale of our online marketing services business of $80,000, offset by recurring purchases of computer equipment and furniture of approximately $66,000.

Cash provided by financing activities during the six-month period ended June 30, 2013 resulted primarily from the proceeds from the exercise of warrants of approximately $421,000, offset by the principal repayments on our notes payable of $90,000.

The increase in cash flows from operating activities during the six-month period ended June 30, 2013 is due to an increase in revenues during the six month period ended June 30, 2013, offset by a lesser increase in correlated web-hosting and payroll costs, an increase in non-cash expenses, such as the fair value of options, and by an increase in accounts receivable and due to commensurate increases in revenue.

Six-months ended June 30, 2012

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

Cash used in investing activities during the six month period ended June 30, 2012 consists of recurring purchases of computer equipment of approximately $11,000.

Cash provided by financing activities of approximately $54,000 during the six month period ended June 30, 2012 resulted from the proceeds from the exercise of warrants of approximately $126,000, offset by the principal repayments on our notes payable of $180,000.

Cash provided by operating activities during the six month period ended June 30, 2012 is due primarily to higher accounts payable and accrued expenses by extending the payment terms to some of our vendors.

Capital Raising Transactions

Exercise of warrants

We generated proceeds of $420,975 from the exercise of 824,769 warrants during the six-month period ended June 30, 2013.

Loan Agreement

We are party to a loan agreement, as amended, or the Loan Agreement, with Agility, which provided for us to borrow up to $600,000 from Agility. We owe $52,500 to Agility at June 30, 2013. The loan accrues interest at a rate of 12% per annum, requires monthly principal payments of $15,000, and matures on September 1, 2013.  The Loan Agreement contains a covenant requiring us to achieve specified revenue levels. The Loan Agreement contains additional covenants restricting our ability to pay dividends, purchase and sell assets outside the ordinary course of business and incur additional indebtedness. We are currently in compliance with all covenants under the Loan Agreement. The occurrence of a material adverse effect will be an event of default under the Loan Agreement, in addition to other customary events of default. In connection with the Loan Agreement, we granted Agility a security interest in all of our personal property and intellectual property. Also in connection with the Loan Agreement, we issued to Agility warrants to purchase 650,000 shares of our common stock at $0.35 per share, subject to certain anti-dilution and price adjustments. The warrants expire on August 23, 2016. Upon a default under the Loan Agreement, the number of shares of common stock that Agility may purchase will increase up to a maximum of 350,000 shares.

Other outstanding obligations at June 30, 2013

12% Convertible Notes Payable

The Company had 12% convertible promissory notes aggregating $174,500 outstanding at June 30, 2013. The 12% Convertible Notes Payable bear interest at 12% per annum.  Accrued interest may be payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest is paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest is primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and is payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable are satisfied. The 12% Convertible Notes Payable mature ten days after the maturity date of the Company’s 12% Note Payable. Effective May 29, 2009, on the maturity date, each holder has the option of having the 12% Convertible Notes Payable repaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder may elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder shall be determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.  The Company may prepay the 12% Convertible Notes Payable without premium.  Each note holder may convert, at his option, the outstanding principal of the 12% Convertible Notes Payable, after July 1, 2009 and prior to September 11, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date. The 12% Convertible Notes Payable are subordinated to the Loan Agreement with Agility and mature 10 days after the maturity of the 12% Note Payable.

Warrants

As of June 30, 2013, 9,517,150 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of June 30, 2013, 18,479,583 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

Termination of Agility Loan Agreement; Maturity Date triggered for holders of 12% Convertible Notes Payable

Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 8.01 “Other Events” of Form 8-K in lieu of filing a Form 8-K.

On August 7, 2013, we fully paid Agility all remaining amounts due to it under the Loan Agreement and accordingly, the Loan Agreement and Agility’s security interest in our property have terminated.  As a result of the termination of the Loan Agreement, the 12% Convertible Notes Payable shall mature on August 17, 2013, since they mature 10 days following the termination of the Loan Agreement.

Item 6.  Exhibits

10.1

Amendment Number One to Asset Purchase Agreement, dated June 10, 2013, between Accelerize New Media, Inc. and Emerging Growth LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on June 10, 2013).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: August 13, 2013	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (principal executive and principal financial officer)