Form 10-Q
period 2013-09-30
ACCELERIZE NEW MEDIA INC
filed 2013-11-13
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 8, 2013, was 57,932,995.

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

ACCELERIZE NEW MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(1)
ASSETS
Current Assets:
Cash	$1,030,099	$231,926
Accounts receivable, net of allowance for bad debt of $30,231 and $18,208	1,051,959	673,818
Prepaid expenses and other assets	101,673	42,783
Total current assets	2,183,731	948,527

Property and equipment, net of accumulated depreciation of $82,706 and $38,918	492,061	52,297

Note receivable, net of original issuance discount of $0 and $62,000	-	88,000
Total assets	$2,675,792	$1,088,824

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$466,037	$284,526
Deferred revenues	23,800	24,616
Convertible notes payable and accrued interest	-	176,244
Notes payable and accrued interest, net of debt discount of $0 and $21,293	-	123,081
Total current liabilities	489,837	608,467

Stockholders' Equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 57,807,995 and 55,992,605 issued and outstanding	57,808	55,991
Additional paid-in capital	17,525,469	16,267,461
Accumulated deficit	(15,396,156)	(15,843,095)
Accumulated other comprehensive loss	(1,166)	-

Total stockholders’ equity	2,185,955	480,357

Total liabilities and stockholders’ equity	$2,675,792	$1,088,824

(1) Derived from audited financial statements

See Notes to Unaudited Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:	$2,531,479	$1,570,948	$6,954,281	$3,914,033

Operating expenses:
Cost of revenue	350,028	251,219	985,308	619,745
Research and development	330,162	370,269	1,008,860	724,065
Sales and marketing	513,511	168,106	1,074,247	445,328
General and administrative	1,245,097	574,314	3,579,414	2,026,041
Total operating expenses	2,438,798	1,363,908	6,647,829	3,815,179

Operating income	92,681	207,040	306,452	98,854

Other income (expense):
Interest income	-	-	14,745	-
Interest expense	(6,748)	(40,908)	(39,869)	(139,996)
	(6,748)	(40,908)	(25,124)	(139,996)

Income (loss) from continuing operations	85,933	166,132	281,328	(41,142)

Discontinued operations
Loss from discontinued operations	-	(19,049)	-	(47,567)
Gain from the disposal of discontinued operations	65,250	295,883	165,611	295,883
Income from discontinued operations, net	65,250	276,834	165,611	248,316

Net income	151,183	442,966	446,939	207,174

Less dividends series A and B preferred stock	-	-	-	83,232

Net income attributable to common stock	$151,183	$442,966	$446,939	$123,942

Earnings per share:
Basic
Continuing operations	$0.00	$0.00	$0.00	$(0.00)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income per share	$0.00	$0.01	$0.01	$0.00

Diluted
Continuing operations	$0.00	$0.00	$0.00	$(0.00)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income per share	$0.00	$0.01	$0.01	$0.00

Basic weighted average common shares outstanding	57,287,742	55,745,059	56,655,376	51,219,378
Diluted weighted average common shares outstanding	74,901,617	59,997,047	72,127,659	57,585,551

See Notes to Unaudited Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$151,183	$442,966	$446,939	$123,942

Foreign currency translation gain (loss)	(331)	-	(1,166)	-
Total other comprehensive gain (loss)	(331)	-	(1,166)	-

Comprehensive income (loss)	150,852	442,966	445,773	123,942

See Notes to Unaudited Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-month periods ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	446,939	207,174
Cash adjustments related to discontinued operations
Gain from the disposal of discontinued operations	(165,611)	(295,883)
Loss from discontinued operations	-	47,567
Loss on note receivable	19,889	-
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation	43,788	27,026
Amortization of debt discount	21,293	95,269
Provision for bad debt	12,023	-
Fair value of services in lieu of proceeds from note receivable	165,611	-
Fair value of options	377,873	160,872
Amortization of original issuance discount	(11,889)	-
Changes in operating assets and liabilities:
Accounts receivable	(390,164)	(235,102)
Other assets	(18,493)	(3,200)
Prepaid expenses	(40,657)	(1,345)
Accrued interest	(1,874)	(2,170)
Accounts payable and accrued expenses	181,789	119,990
Deferred revenues	(816)	(24,009)
Net cash provided by (used in) continuing operations	639,701	96,189
Net cash provided by discontinued operations	-	8,455
Net cash provided by operating activities	639,701	104,644

Cash flows provided by (used in) investing activities:
Proceeds from sale of lead generation business	80,000	200,000
Capitalized Software for internal use	(227,407)	-
Capital expenditures	(256,146)	(27,528)

Net cash (used in) provided by investing activities	(403,553)	172,472

Cash flows provided by (used in) financing activities:
Principal repayments on notes payable	(266,180)	(320,000)
Proceeds from exercise of warrants and options	829,371	125,887

Net cash provided by (used in) financing activities	563,191	(194,113)

Effect of exchange rate changes on cash	(1,166)	-

Net increase in cash	798,173	83,003

Cash, beginning of period	231,926	104,750

Cash, end of period	$1,030,099	$187,753

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,546	$66,545
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Write-off of fully depreciated fixed assets	$-	$53,723
Issuance of note receivable	$-	$100,000
Preferred stock dividends	$-	$83,232
Fair value of warrants issued in connection with notes payable	$-	$9,850
Conversion of Series A Preferred Stock	$-	$319,946
Conversion of Series B Preferred Stock	$-	$3,554,150
Conversion of notes payable to common stock	$52,564	$462,500

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

The balance sheet presented as of December 31, 2012 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 7, 2013.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the nine-month period ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the results of operations of Cake Marketing UK Ltd. from inception (November 2012) through September 30, 2013. All material intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Reclassification

The financial statements for 2012 have been reclassified to reflect the Company’s discontinued operations and to reflect our sales and marketing expenses separately from our general and administrative expenses.

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

	September 30, 2013	December 31, 2012

Allowance for doubtful accounts	$30,231	$18,208

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the nine-month period ended September 30, 2013, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Canada, and Europe. None of the Company’s customers accounted for more than 10% of its accounts receivable at September 30, 2013 or December 31, 2012.  The Company does not require any collateral from its customers.

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

The Company’s Software-as-a-Service, or SaaS, revenues are generated from implementation and training fees and a monthly license fee, supplemented by per transaction fees paid by customers for monthly platform usage. The initial term of the customer contract is generally one year and each party may cancel the contract within that period with a 30-day notice. The Company does not provide any general right of return for its delivered items. Services associated with the implementation and training fees have standalone value to the Company’s customers, as there are third-party vendors who offer similar services to the Company’s SaaS. Accordingly, they qualify as separate units of accounting. The Company allocates a fair value to each element deliverable at the recognition date and recognizes such value when the services are provided. The Company bases the fair value of the implementation and training fees based on third-party evidence and the monthly license fee base on vendor-specific objective evidence. Fees charged by third-party vendors for implementation and training services do not vary significantly from the fees charged by the Company. Services associated with implementation and training fees are generally rendered within a month from the initial contract date. The value attributed to the monthly license fees as well as the fees associated with monthly transaction-based platform usage are recognized in the corresponding period.

Effective September 2012, the Company discontinued its online marketing services.

Product Concentration

The Company generates its revenues from software licensing and hosting and related implementation and training services.

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

The Company determined whether the instruments issued in the transactions are considered indexed to the Company’s own stock.  While the Company’s 12% convertible promissory notes, or 12% Convertible Notes Payable, and the warrants issued in connection with the Company’s 12% note payable, or 12% Note Payable, did not provide variability involving sales volume, stock index, commodity price, revenue targets, among other things, they do provide for variability involving future equity offerings and issuance of equity-linked financial instruments.  While the instruments did not contain an exercise contingency, the settlement of the 12% Convertible Notes Payable and the warrants issued in connection with the 12% Note Payable would not equal the difference between the fair value of a fixed number of shares of the Company’s Common Stock and a fixed stock price. Accordingly, they are not indexed to the Company’s stock price.

However, the Company believes that there is no value to the derivative liabilities associated with such instruments at September 30, 2013. The Company’s obligations under its 12% Convertible Notes Payable have been satisfied without issuing additional consideration to its holders. Additionally, the likelihood that the Company will trigger the subsequent financing reset provision of the warrants issued in connection with the 12% Note Payable is more remote than possible, but certainly not probable, which is partly based on the fact that the Company does not need equity-based or equity-related financing issued at steep discounts from its existing stock price as quoted on the market and that the risk-neutral probability that the Company’s price of its common stock would be less than the warrants’ exercise price between now and expiration is low ( 31% at September 30, 2013).

 Advertising

The Company expenses advertising costs as incurred.

	Nine-month periods ended,
	September 30, 2013	September 30, 2012

Advertising expense	$24,489	$44,364

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The functional currency of the Company’s subsidiary in the United Kingdom is the respective local currency. The translation from the applicable foreign currency to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate in effect during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss). Foreign currency translation gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of approximately $227,000 during the nine-months ended September 30, 2013. The Company will amortize such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to approximately $227,000 at September 30, 2013.

Amortization of internal-use software will be reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source in the nine-month period ended September 30, 2013: SaaS. The Company generated revenues from two sources in 2012: 1) SaaS, and 2) online marketing services. The online marketing services division was discontinued in September 2012, and accordingly, the financial statements were adjusted retroactively to reflect only the operations of the SaaS division as continuing operations. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations	$85,933	$166,132	$281,328	$(41,142)
Preferred stock dividends	-	-	-	(83,232)
Numerator for basic earnings per share- Income (loss) from continuing operations attributable to common stockholders - as adjusted	$85,933	$166,132	$281,328	$(124,374)

Income (loss) from discontinued operations	$65,250	$276,834	$165,611	$248,316

Denominator:
Denominator for basic earnings per share--weighted average shares	57,287,742	55,745,059	56,655,376	51,219,378
Effect of dilutive securities- when applicable:
Stock options	13,423,589	4,016,667	11,972,253	5,675,526
Warrants	4,190,286	235,321	3,500,030	690,647
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	74,901,617	59,997,047	72,127,659	57,585,551

Earnings (loss) per share:
Basic
Continuing operations, as adjuted	$0.00	$0.00	$0.00	$(0.00)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net earnings per share- basic	$0.00	$0.01	$0.01	$0.00

Diluted
Continuing operations, as adjuted	$0.00	$0.00	$0.00	$(0.00)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
Net earnings per share-diluted	$0.00	$0.01	$0.01	$0.00

Weighted-average anti-dilutive common share equivalents when income from continuing or discontinued operations in period	7,981,172	23,197,953	9,944,764	24,216,797

Weighted-average anti-dilutive common share equivalents when loss from continuing or discontinued operations in period	N/A	N/A	N/A	30,582,970

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	September 30, 2013	December 31, 2012
Internal use software costs	$227,407	$-
Computer equipment and software	253,385	54,087
Office furtniture and equipment	93,975	37,128
	574,767	91,215
Accumulated depreciation	(82,706)	(38,918)
	$492,061	$52,297

	Nine-month periods ended September 30,
	2013	2012
Depreciation expense	$43,788	$27,026

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

Because of the contingent nature of the $500,000 note receivable, the Company recognized any gain from the disposal of discontinued operations associated with such note if and when the services are provided by the Buyer. As of June 10, 2013,-the date of the amendment to the note receivable of $500,000-, $120,250 in in-kind services had been received in lieu of the note receivable.

Additionally, for purposes of computing the gain on disposal of the online marketing services division, the Company used $100,000 of the $162,000 note receivable.

The components of the gain from disposal of discontinued operations are as follows:

	Nine-month periods ended September 30,
	2013	2012
Disposition proceeds	$-	$300,000
Carrying value of net tangible and intangible assets transferred	-	(4,117)
Services received in lieu of note receivable	185,500	-
Write-down of note receivable	(19,889)	-
Gain from disposal of discontinued operations	$165,611	$295,883

The components of the loss from discontinued operations are as follows:

	Nine-month periods ended September 30,
	2013	2012

Revenues	$-	$599,601
Operating expenses	-	(647,168)
(Loss) from discontinued operations	$-	$(47,567)

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

The excess of the face value of the note receivable of $162,000 over the payment of $100,000 which could have satisfied the obligation by January 1, 2013 was recorded as original issue discount.

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

Because of the contingent nature of the $451,127 note receivable, the Company wrote down the value of the pre-existing $162,000 note receivable to $0, and will recognize any gain from the disposal of discontinued operations associated with such note if and when the in-kind services are provided by the Buyer. As of September 30, 2013, the remaining balance to be received as in-kind services under the note receivable amounted to $389,573.

NOTE 5: PREPAID EXPENSES

At September 30, 2013 and December 31, 2012, the prepaid expenses consisted primarily of prepaid insurance, rent, and consulting services.

NOTE 6: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	September 30, 2013	December 31, 2012

Deferred revenues	$23,800	$24,616

NOTE 7: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

12% Convertible Notes Payable

The Company had 12% convertible promissory notes, including accrued interest, aggregating $0 and $176,244 outstanding at September 30, 2013 and December 31, 2012, respectively.  The 12% Convertible Notes Payable bore interest at 12% per annum.  Accrued interest was payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest was paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest was primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and was payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable were satisfied.  The 12% Convertible Notes Payable matured on August 17, 2013, ten days after the maturity date of the Company’s 12% Note Payable.  Effective May 29, 2009, on the maturity date, each holder had the option of having the 12% Convertible Notes Payable repaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder could elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder was determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal may only be paid in cash.   Each note holder could convert, at his option, the outstanding principal of the 12% Convertible Notes Payable, after July 1, 2009 and prior to September 11, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date. The 12% Convertible Notes Payable were subordinated to the 12% Note Payable.

During the nine-month period ended September 30, 2012, certain holders of the 12% Convertible Note Payable converted principal of $462,500 of such notes into 1,156,250 shares of the Company’s Common Stock. During the nine-month period ended September 30, 2013, certain holders of the 12% Convertible Notes Payable converted principal and interest aggregating $52,564 of such notes into 131,411 shares of the Company’s Common Stock. The Company made principal repayments of $122,500 on its 12% Convertible Notes Payable during the nine-month period ended September 30, 2013.

The Company satisfied its remaining obligations under the 12% Convertible Notes Payable in August 2013.

12% Note Payable

During 2011, the Company issued a note payable, aggregating $500,000.  The 12% Note Payable bore interest at a rate of 12% per annum and was initially scheduled to mature on March 31, 2012. Interest was payable monthly.  Effective April 1, 2011, the Company made monthly principal payments of $20,000. In connection with the issuance of the 12% Note Payable, the Company granted warrants to the holder to purchase 283,019 shares of the Company’s Common Stock. The exercise price for the warrants was equal to the lower of (i) $0.53 per share, or (ii) the price per share at which the Company sells or issues its Common Stock after the issue date of the 12% Note Payable in a transaction or series of transactions in which the Company receives at least $500,000.  The exercise price of such warrants, adjusted for subsequent financing reset provision, may not have been less than $0.35 per share.

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

The Company made principal repayments of $142,500 and $320,000 on its 12% Note Payable during the nine-month periods ended September 30, 2013 and 2012, respectively. The Company satisfied its remaining obligations under the 12% Note Payable in August 2013.

	Nine-month periods ended
	September 30, 2013	September 30, 2012

Interest and amortization expense associated with the 12% Convertible Notes Payable and 12% Note Payable	$39,869	$139,996

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the nine-month period ended September 30, 2012 is as follows:

	Number of Shares of Common Stock	Carrying Value at Issuance	Carrying Value at Issuance (per share)
Payment of Preferred Stock dividends	182,418	$83,231	$0.15	-	$0.49
Conversion of Series A Preferred Stock into Common Stock	2,393,334	$322,339		$0.15
Conversion of Series B Preferred Stock into Common Stock	11,662,500	$3,565,814		$0.35
Exercise of warrants	524,250	$125,888	$0.15	-	$0.35
Conversion of 12% Notes Payable to Common Stock	1,156,250	$462,500		$0.40

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, for the nine-month period ended September 30, 2013 is as follows:

	Number of Shares of Common Stock	Carrying Value at Issuance	Carrying Value at Issuance (per share)
Exercise of warrants	1,667,269	$828,350	$0.15	-	$0.65
Exercise of options	16,710	1,021		0.35
Conversion of 12% Notes Payable to Common Stock	131,411	52,564	0.33	-	0.55

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

Following conversions of all outstanding shares of Series A Preferred Stock up to and through March 23, 2012, no shares of Series A Preferred Stock were outstanding at September 30, 2013.

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

Following mandatory conversion of all outstanding shares of Series B Preferred Stock on March 31, 2012, no shares of Series B Preferred Stock were outstanding at September 30, 2013.

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

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Nine-month periods ended
	September 30, 2013	September 30, 2012
Weighted-average grant date fair value	$0.34	$0.14
Fair value of options, recognized as selling, general, and administrative expenses	$377,873	$160,872
Number of options granted	1,572,500	10,970,000

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $1,713,000 at September 30, 2013 and the Company expects that it will be recognized over the following weighted-average period of 23 months.

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

NOTE 9: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net income to comprehensive income for the nine-month periods ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
Net income	$446,939	$123,942
Other comprehensive loss:
Foreign currency translation adjustment	(1,166)	-
Comprehensive income	$445,773	$123,942

The following table sets forth the balance in accumulated other comprehensive loss as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013	December 31, 2012
Foreign currency translation losses	$(1,166)	$-
Accumulated other comprehensive loss	$(1,166)	$-

NOTE 10: SEGMENTS

During the nine-month period ended September 30, 2012, the Company operated in two segments. In September 2012, the Company discontinued its online marketing services division and as of September 27, 2012, operates in one business segment. The accompanying unaudited consolidated financial statements have been retroactively adjusted to reflect the operations of the SaaS business segment. The percentages of sales for the SaaS division by geographic region for the nine-month periods ended September 30, 2013 and 2012 were approximately as follows:

	Nine-month periods ended September 30,
	2013	2012
United States	89%	93%
Europe	10%	4%
Canada	*%	1%
Other	*%	2%

* less than 1%

ITEM 2. Management's Discussion and Analysis and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2012. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information”’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We own and operate CAKE, www.cakemarketing.com and www.getcake.com, a cloud-based tracking and analytics platform providing advertisers, agencies and networks with business intelligence to increase return on investment on digital advertising spend, reduce operational cost, and manage lifetime value of customer acquisition. Our enterprise tracking application, CAKE, is a software-as-a-service, or SaaS, tracking and real-time reporting dashboard to manage media campaigns across mobile, affiliate, display, search and social.

CAKE is designed for affiliate marketers, agencies, advertisers and lead generation firms looking to simplify their business processes and improve return on investment. The CAKE platform was internally designed and developed by our team of online advertising industry veterans and top-tier software engineers. With a strong background in affiliate marketing and lead generation, the CAKE platform contains business rules and logic that make it a useful tool for online marketing professionals.

Our business is currently headquartered in Newport Beach, California, with offices in Santa Monica, California, and London, United Kingdom, allowing us to provide global support to our client base. The CAKE platform supports multiple languages and currencies so online marketers can track the performance of their marketing campaigns and better target their digital spend on a global scale.

The CAKE platform’s breath of capabilities provides opportunities in many of the major verticals like finance, travel, entertainment, and gaming. Recent product features and enhancements have also contributed to new opportunities in mobile and retail.

CAKE’s mobile tracking technology allows a marketer to track application, or app, installs and more importantly events that take place within the app, so the digital marketer knows that the app was installed and what the user is doing within that app: for example, buying items, depositing funds, and referring friends. This all contributes to the marketer’s understanding the value of that user and may effectively alter advertising spends to target profitable users.

Retail tracking is an opportunity CAKE has introduced into the suite of features. This enables retailers to track the effectiveness of an online campaign at the individual product or SKU level. Retail tracking provides insight into the real value or actual products that are being sold from a specific digital ad. This is important to enable marketers to track which products are being sold from the advertisement placements. In the retail market CAKE has developed a technology that is enabling advertisers to work directly with publishers in the affiliate channel cutting out traditional fully-managed affiliate networks. Advertisers today pay traditional fully-managed affiliate networks a license fee and commission to manage their affiliate relationships. By replacing the traditional fully-managed affiliate network with the CAKE platform advertisers now eliminate paying commission fees, develop direct relationships with the affiliates, and gain the transparency needed to make decisions to positively effect their digital spend return on investment.

Our revenue model is based on a monthly license, usage fee (based on volume of clicks, impressions, or leads), and a training and implementation fee. Clients purchase annual subscriptions with a discounted monthly usage program or a monthly subscription and usage fee. A majority of our revenues is derived from clients in the United States but we have seen 345% growth in revenues this past year from our European client base.

Our training, account management, and support personnel contribute to our cost of operating the business second only to our cloud based infrastructure. We anticipate more spending in these areas while we continue to grow and could foresee some savings in infrastructure cost due to economies of scale. However, we want to continue to invest in both of these areas to support our growth.

We have experienced in excess of 100% year on year growth since 2011 with minimal sales effort and limited marketing budget. The organic growth has been a result of providing the performance marketing industry a comprehensive suite of business intelligence tools through innovation and what we believe to be a superior product and customer experience.

Our success has also been seen with our revenues growing 61.1% from $1,570,948 during the third quarter of 2012 to $2,531,479 during the third quarter of 2013. This success has enabled us to eliminate all our interest-bearing debt as of September 30, 2013 and become a profitable company with cash and working capital of $1,030,099 and $1,693,894 as of September 30, 2013.

We intend to grow revenues by investing in sales and marketing efforts. We are currently hiring and will continue to hire sales executives globally to target specific verticals and accounts with both agencies and advertisers. Marketing will allocate significant budget to being present at tradeshows, industry publications, and providing the support documentation required by sales initiatives. Additional efforts will be made to speak at industry events and write for online publications increasing awareness of the CAKE suite of products and the thought leadership driving product development.

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

●	As the online performance-based market grows, there are new entrants as solution providers, who are competing mostly on price and on richness of features and performance tools;
●	We believe that our existing and potential customer base continues to look for more measurable results in their online performance-based growth and more flexible contractual terms; and
●	We believe there are opportunities to increase our number of clients in Western and Central Europe, where companies are adopting and implementing online performance-based initiatives.

ACCELERIZE NEW MEDIA, INC.

CONSOLIDATED RESULTS OF OPERATIONS

	Three-month periods ended September 30,		Increase/ (Decrease) in $ 2013	Increase/ (Decrease) in % 2013	Nine-month periods ended September 30,		Increase/ (Decrease) in $ 2013	Increase/ (Decrease) in % 2013
	2013	2012	vs 2012	vs 2012	2013	2012	vs 2012	vs 2012

Revenue:	$2,531,479	$1,570,948	960,531	61.1%	$6,954,281	$3,914,033	3,040,248	77.7%

Operating expenses:
Cost of revenues	350,028	251,219	98,809	39.3%	985,308	619,745	365,563	59.0%
Research and development	330,162	370,269	(40,107)	-10.8%	1,008,860	724,065	284,795	39.3%
Sales and marketing	513,511	168,106	345,405	205.5%	1,074,247	445,328	628,919	141.2%
General and administrative	1,245,097	574,314	670,783	116.8%	3,579,414	2,026,041	1,553,373	76.7%
Total operating expenses	2,438,798	1,363,908	1,074,890	78.8%	6,647,829	3,815,179	2,832,650	74.2%

Operating income (loss)	92,681	207,040	114,359	-55.2%	306,452	98,854	(207,598)	210%

Other income (expense):
Interest income	-	-	-	NM	14,745	-	(14,745)	NM
Interest expense	(6,748)	(40,908)	34,160	-83.5%	(39,869)	(139,996)	100,127	-71.5%
	(6,748)	(40,908)	(34,160)	-83.5%	(25,124)	(139,996)	(114,872)	-82.1%

Income (loss) from continuing operations	85,933	166,132	80,199	-48%	281,328	(41,142)	(322,470)	-784%

Discontinued operations
Loss from discontinued operations	-	(19,049)	19,049	NM	-	(47,567)	47,567	NM
Gain from the disposal of discontinued operations	65,250	295,883	(230,633)	-78%	165,611	295,883	(130,272)	-44%
Income from discontinued operations, net	65,250	276,834	(211,584)	-76%	165,611	248,316	(82,705)	-33%

Net income	$151,183	$442,966	$291,783	-66%	$446,939	$207,174	$(239,765)	116%

NM: Not Meaningful

Discussion of Results for Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

Revenues

	Three-Months Ended September 30,		% Change	Nine-Months Ended September 30,		% Change
	2013	2012		2013	2012

Revenues	$2,531,479	$1,570,948	61.1%	$6,954,281	$3,914,033	77.7%

We generate revenues from a training and implementation fee and a monthly licensing fee, supplemented by per-transaction fees paid by customers for monthly platform usage.

The increase in our software licensing revenues during the three and nine-month periods ended September 30, 2013, when compared to the prior year periods, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of average clients increased 58% and 65% during the three and nine-month periods ended September 30, 2013, respectively, when compared to the prior year periods, and our average monthly fee per customer increased 9% during the nine-month periods ended September 30, 2013 when compared to the prior year periods. The increase in the number of customers using our SaaS products and services during the three and nine-month periods ended September 30, 2013 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions, most of which usage occurred during the first half of fiscal 2013.

We believe that our SaaS revenues will continue to increase sequentially for the remainder of 2013.

Cost of Revenues

	Three-Months Ended September 30,		% Change	Nine-Months Ended September 30,		% Change
	2013	2012		2013	2012

Cost of Revenues	$350,028	$251,219	39.3%	$985,308	$619,745	59.0%

Cost of revenues consists primarily of web hosting and domain registration fees. Web hosting fees are partially correlated to our revenues, depending on each specific agreement we have with our clients. The majority of our clients’ services are hosted on non-dedicated servers, while certain customers prefer to have their services hosted on dedicated servers.

During the three and nine-month periods ended September 30, 2013, when compared to the prior year periods, cost of revenues significantly increased, reflecting higher web hosting costs incurred to support our increased number of clients requesting non-dedicated servers, which allows us economies of scale because it maximizes the utilization of servers for such clients as our revenues increases, but at a lower cost for each additional $1 of revenues.

We believe that our cost of revenues will continue to increase at lower percentages than our anticipated increase in revenues for the remainder of 2013.

Research and Development Expenses

	Three-Months Ended September 30,		% Change	Nine-Months Ended September 30,		% Change
	2013	2012		2013	2012

Research and Development	$330,162	$370,269	-10.8%	$1,008,860	$724,065	39.3%

Research and development expenses consist primarily of payroll expenses and related benefits and facility costs associated with enhancement of our SaaS products.

Our research and development expenses decreased and increased during the three and nine-month periods ended September 30, 2013, when compared to the prior year periods, due to increased staff assigned to the enhancement of our software services, which translated into increased payroll costs and related benefits, offset by the capitalization of internal-use software development costs incurred during the three and nine month periods ended September 30, 2013 which amounted to approximately $227,000. We did not capitalize internal-use software development costs during the comparable prior year periods.

We believe that our research and development expenses will continue to increase sequentially as we continue to enhance some of the features of our SaaS platform for the remainder of 2013, offset by the amount of internal-use software development costs which would otherwise be capitalized.

Sales and Marketing Expenses

	Three-Months Ended September 30,		% Change	Nine-Months Ended September 30,		% Change
	2013	2012		2013	2012

Sales and Marketing	$513,511	$168,106	205.5%	$1,074,247	$445,328	141.2%

Sales and marketing expenses primarily consists of payroll and related expenses associated with sales and marketing personnel, as well as marketing programs we use to market our products.

The increase in sales and marketing expenses during the three and nine-month periods ended September 30, 2013, when compared to prior year periods, is primarily due to the increase number of employees associated with the sale of our products as well as increased expenditures in our marketing programs.

We believe that our sales and marketing expenses will continue to increase sequentially as we continue to hire more sales and marketing personnel in the U.S. and in Europe and as we increase our expenditures in certain marketing programs, such as trade shows.

General and Administrative Expenses

	Three-Months Ended September 30,		% Change	Nine-Months Ended September 30,		% Change
	2013	2012		2013	2012

General and administrative	$1,245,097	$574,314	113.7%	$3,579,414	$2,026,041	82.4%

General and administrative expenses primarily consist of payroll expenses associated with supporting customer service and onboarding activities, as well as other general and administrative expenses, including payroll expenses necessary to support our existing and anticipated growth in our revenues, and legal expenses and professional fees.

The increase in general and administrative expenses during the three and nine-month periods ended September 30, 2013, when compared with the prior year periods, is primarily due to the increased number of employees assigned to support customer acquisition activities, such as training and account management, which resulted in increased payroll costs and related benefits. Additionally, as we started to expand into Europe in the last quarter of 2012, we incurred increased up-front expenses related to developing and integrating our operations in Europe prior to a commensurate increase in revenues. Furthermore, we have increased our efforts in investor relations since the last quarter of 2012.

We believe that our general and administrative expenses will continue to increase sequentially as we continue to hire employees to increase our training and account management capacity, as well as continue to develop and integrate our European operations and continue to expand our investor relations efforts for the remainder of 2013.

Interest Income

	Three-Months Ended September 30,		% Change	Nine-Months Ended September 30,		% Change
	2013	2012		2013	2012

Interest Income	$-	$-	NM	$14,745	$-	NM

Interest income consists of interest payments associated with our note receivable and the amortization of the related original issuance discount.

The increase in interest income during the nine-month period ended September 30, 2013, when compared to the prior year period, is due to the issuance of our note receivable during September 2012.

Due to the amendment of the note receivable on June 10, 2013, we do not expect to recognize any further interest income for the remainder of 2013.

Interest Expense

	Three-Months Ended September 30,		% Change	Nine-Months Ended September 30,		% Change
	2013	2012		2013	2012

Interest Expense	$6,748	$40,908	-83.5%	$39,869	$139,996	-66.6%

Interest expense consists of interest charges and amortization of debt discount associated with our 12% Convertible Notes Payable and 12% Note Payable.

The decrease in interest expense during the three and nine-month periods ended September 30, 2013, when compared to the prior year periods, is primarily due to a decrease in the effective interest rate of interest-bearing obligations as a result of (i) the higher amortization of debt discount during the three and nine-month period ended September 30, 2012 resulting from the higher costs of modification of the 12% Note Payable which were incurred during the 2011 fiscal year and which were amortized through December 2012, (ii) the amortization of the modification of certain 12% Convertible Notes Payable aggregating $462,500 which were satisfied during the nine-month period ended September 30, 2012 and (iii) the lower costs of modification, when compared to the prior year period, of the 12% Note Payable incurred in September 2012 which was amortized during the nine-month period ended September 30, 2013 and, to a lesser extent, a decrease in the weighted-average principal balance of our interest-bearing obligations, of which a substantial portion was converted into shares of our common stock during the nine-month period ended September 30, 2012.

Due to the satisfaction of all our interest-bearing liabilities during the third quarter of 2013, we do not believe that our interest expense will increase for the remainder of 2013.

Income from discontinued operations, net

	Three-Months Ended September 30,		% Change	Nine-Months Ended September 30,		% Change
	2013	2012		2013	2012

Income (loss) from discontinued operations	$-	$(19,049)	NM	$-	$(47,567)	NM
Gain from the disposal of discontinued operations	65,250	295,883	-78%	165,611	295,883	-44%
Income from discontinued operations, net	$65,250	$276,834		$165,611	$248,316

The net income (loss) from discontinued operations consists of revenues and operating expenses from our online marketing services division, which was sold in September of 2012, as well as gains related to the sale during the three and nine-month periods ended September 30, 2013.

The income (loss) from discontinued operations during the three and nine-month periods ended September 30, 2012 consisted primarily of revenues and expenses from our discontinued online marketing services division. The gain during the three and nine-month periods ended September 30, 2013 resulted primarily from disposition proceeds received as in-kind services from the Company’s former online marketing services division. The gain from the disposal of discontinued operations during the three-month and nine-month periods ended September 30, 2012 consists primarily of proceeds of $200,000 we received upon disposal of our former online marketing services division in September 30, 2012 as well as the issuance of a note receivable with a carrying value of $100,000 at the date of disposal.

We anticipate recognizing additional gains from the disposal of discontinued operations of less than $100,000 for the remainder of 2013.

Liquidity and Capital Resources

	Ending balance at September 30,		Average balance during nine-months ended September 30,
	2013	2012	2013	2012
Cash	$1,030,099	$187,753	$631,013	$146,252
Accounts receivable	1,051,959	592,872	862,889	475,321

Accounts payable and accrued expenses	466,037	533,314	375,282	473,318
Convertible notes payable excluding debt discount	-	184,613	156,661	413,992
Notes payable, excluding debt discount	-	154,373	61,541	331,109

At September 30, 2013 and 2012, 77% and 78%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity historically include the sale of our securities and other financing activities, such as the issuance of a note payable of $500,000 in January 2011, and more recently, our cash flow from operating activities. We also completed the sale of our online marketing services division in September 2012, which generated $322,000. In August 2013, we satisfied all our interest-bearing outstanding obligations by paying the remaining principal amount of $22,500 and $122,500 on the 12% Note Payable and certain 12% Convertible Notes Payable, respectively, from existing cash on hand. Additionally, we issued 131,411 shares of our Common Stock in satisfaction of $52,564 of principal and interest on certain 12% Convertible Notes Payable . We believe we have sufficient cash to fund our operations for the next 12 months.

We do not have any material commitments for capital expenditures of tangible products. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures have ranged between $256,146 and $27,528, respectively, during the nine-month periods ended September 30, 2013 and 2012. During the nine-month period ended September 30, 2013, we acquired a license to use certain technology which we believe will improve our software development for upgrades to our Saas platform. We also deployed capital for the build-out of two booths for trade shows.

	Nine-Month Periods Ended September 30,
	2013	2012
Cash flows from operating activities

Net income	$446,939	$207,174
Non-cash adjustments
Gain from the disposal of discontinued operations	(165,611)	(295,883)
Fair value of options	377,873	160,872
Fair value of services in lieu of proceeds from note receivable	165,611	-
Other	61,199	122,325

Changes in assets and liabilities
Accounts receivable	(390,164)	(235,102)
Accounts payable and accrued expenses	181,971	119,990
Other	(38,117)	16,813
Net cash provided by (used in) continuing operations	639,701	96,189
Net cash provided by discontinued operations	-	8,455
Net cash provided by operating actvities	639,701	104,644

Cash flows provided by (used in) investing activities
Proceeds from sale of discontinued operations	80,000	200,000
Capitalized software for internal use	(227,407)	-
Capital expenditures	(256,146)	(27,528)
	(403,553)	172,472

Cash flows provided by (used in) financing activities
Repayment of notes payable	(266,180)	(320,000)
Proceeds from exercise of warrants and options	829,371	125,887
	563,191	(194,113)

Effect of exchange rate changes on cash	(1,166)	-

Net variation in cash	$798,173	$83,003

Nine-months ended September 30, 2013

The increase in accounts receivable as of September 30, 2013 is primarily due to a commensurate increase in revenues.

The increase in accounts payable and accrued expenses as of September 30, 2013 is primarily due to a commensurate increase in non-payroll expenses.

Cash used in investing activities during the nine-month period ended September 30, 2013 consists of proceeds from the sale of our online marketing services business of $80,000, offset by the capitalization of development costs for internal-use software of approximately $227,000 and the build-out of two tradeshows booths as well as recurring purchases of computer equipment and furniture.

Cash provided by financing activities during the nine-month period ended September 30, 2013 resulted primarily from the proceeds from the exercise of warrants of approximately $829,000, offset by the principal repayments on our notes payable of approximately $266,000.

The increase in cash flows from operating activities during the nine-month period ended September 30, 2013 is due to an increase in revenues during the nine month period ended September 30, 2013, offset by a lesser increase in correlated web-hosting and payroll costs, an increase in non-cash expenses, such as the fair value of options, and by an increase in accounts receivable and accounts payable due to commensurate increases in revenue and non-payroll costs, respectively.

Nine-months ended September 30, 2012

The increase in accounts receivable as of September 30, 2012 is primarily due to a commensurate increase in revenues.

The increase in accounts payable and accrued expenses as of September 30, 2012 is primarily due to a commensurate increase in non-payroll expenses.

Cash provided by investing activities during the nine month period ended September 30, 2012 consists of initial proceeds of $200,000 in connection with the disposal of our former online marketing services division in September 2012 offset by recurring purchases of computer equipment of approximately $28,000. We did not capitalize development costs associated with internal-use software during the nine-month period ended September 30, 2012.

Cash used in financing activities of approximately $194,000 during the nine month period ended September 30, 2012 resulted from the proceeds from the exercise of warrants of approximately $126,000, offset by the principal repayments on our notes payable of $320,000.

Capital Raising Transactions

Exercise of warrants and options

We generated proceeds of $828,350 from the exercise of 1,667,269 warrants and $1,021 from the exercise of 16,710 options during the nine-month period ended September 30, 2013. A substantial portion of the warrants exercised were due to expire during the nine-month period ended September 30, 2013.

Loan Agreement

We were party to a loan agreement, as amended, or the Loan Agreement, with Agility, which provided for us to borrow up to $600,000 from Agility. We satisfied our obligations under the Loan Agreement in August 2013 by repaying the remaining principal amount of $22,500 due thereunder to Agility. In connection with the Loan Agreement, we issued to Agility warrants to purchase 650,000 shares of our common stock at $0.35 per share, subject to certain anti-dilution and price adjustments. The warrants expire on August 23, 2016.

Other outstanding obligations at September 30, 2013

Warrants

As of September 30, 2013, 6,586,297 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of September 30, 2013, 19,047,500 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) related notes to these financial statements.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: November 13, 2013	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (principal executive and principal financial officer)