Form 10-K
period 2013-12-31
ACCELERIZE NEW MEDIA INC
filed 2014-03-25
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

Commission file number 000-52635

ACCELERIZE NEW MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3858769
(State of Incorporation)	(IRS Employer Identification No.)

20411 SW BIRCH STREET, SUITE 250 NEWPORT BEACH CALIFORNIA 92660
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 28, 2013, the registrant's most recently completed second fiscal quarter, was $51,833,433. For purposes of this calculation, an aggregate of 10,479,000 shares of Common Stock were held by the directors and officers of the registrant on June 28, 2013 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of March 20, 2014: 59,209,131

In this Annual Report on Form 10-K, the terms the “Company,” “Accelerize,” “we,” “us” or “our” refers to Accelerize New Media, Inc., unless the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE,” “EXPECT,” “ANTICIPATE,” “INTEND,” “PLAN,” “ESTIMATE,” “MAY,” “PREDICT,” “WILL,” “POTENTIAL,” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. FOR EXAMPLE, WHEN WE DISCUSS OUR EXPECTATIONS THAT OUR REVENUES WILL INCREASE IN 2014, OUR INTENTIONS TO GROW REVENUES BY INVESTING IN SALES AND MARKETING EFFORTS, OUR SPENDING ON RESEARCH AND DEVELOPMENT, TRAINING, ACCOUNT MANAGEMENT AND SUPPORT PERSONNEL, THE INTERNET MARKET TRENDS, AND SPECIFICALLY, THE GROWTH IN ON-LINE ADVERTISING, PERFORMANCE BASED MARKETING, AND SOFTWARE-AS-A-SERVICE, AND OUR EXPECTATIONS BASED ON SUCH TRENDS, WE ARE USING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, GENERAL MARKET CONDITIONS, INCLUDING WEAKNESS IN THE ECONOMY, REGULATORY DEVELOPMENTS AND OTHER CONDITIONS WHICH ARE NOT WITHIN OUR CONTROL.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN THIS ANNUAL REPORT UNDER “ITEM 1A. RISK FACTORS.”

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

ACCELERIZE NEW MEDIA, INC.

2013 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

Overview

We own and operate CAKE, and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful software-as-a service, or SaaS, is an enterprise solution that has been an industry standard for ad networks, publishers, brands, and agencies to measurably improve and optimize digital spend. We currently have over 400 customers driving over 2 billion consumer actions monthly through the CAKE enterprise platform.

CAKE’s multi-channel performance marketing platform merges attribution analytics from display, mobile, retail, lead generation, and affiliate channels. By significantly increasing visibility across the entire customer digital journey, CAKE takes marketing intelligence to a new deeper level that’s easily accessible to all marketers. We have also launched cupCAKE, a campaign management solution for small and medium sized affiliate marketers.

The CAKE SaaS proprietary marketing platform is used by some of the world’s leading companies and largest customer-base of enterprise affiliate marketing networks and merchants. CAKE’s solutions are based on reliable, feature rich technology and are bolstered by the industry’s leading customer service and top tier technology partners-assuring the highest level of uptime.

Our revenue model is based on a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), and a training and implementation fee. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen an average 12% quarter on quarter growth this past year from our European client base. During November 2012, we formed Cake Marketing UK Ltd, a private limited company, which is our wholly-owned subsidiary located in the United Kingdom in order to better provide our services in the European market.

Our business is currently headquartered in Newport Beach, California, with offices in Santa Monica, California, and London, England, allowing us to provide global support to our client base. We are looking to expand our footprint with additional locations in the United States, South America, Europe and India. The CAKE platform supports multiple languages and currencies so online marketers can track the performance of their marketing campaigns and better target their digital spend on a global scale.

The CAKE platform’s breath of capabilities provides opportunities in many of the major verticals like financial services, travel, technology, entertainment, gaming, and automotive. CAKE has also implemented a channel sales program that includes several digital agency participants. Recent product enhancements have also contributed to new opportunities in mobile and retail tracking.

CAKE’s mobile tracking technology allows a marketer to track application, or app installs and more importantly events that take place within the app, so the digital marketer knows that the app was installed and what the user is doing within that app: for example, buying items, depositing funds, and referring friends. This all contributes to the marketer’s understanding of the value of that user and may effectively alter advertising spends to target profitable users.

Retail tracking is an opportunity CAKE has introduced into the suite of features. This enables retailers to track the effectiveness of an online campaign at the individual product or SKU level. Retail tracking provides insight into the real value or actual products that are being sold from a specific digital ad. This is important to enable marketers to track which products are being sold from the advertisement placements. In the retail market CAKE has developed a technology that is enabling advertisers to work directly with publishers. With the CAKE platform advertisers now eliminate paying commission fees, develop direct relationships with the affiliates, and gain the transparency needed to make decisions to positively affect their digital spend return on investment.

Our training, account management, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow and could foresee some savings in infrastructure cost due to economies of scale. However, we want to continue to invest in these areas to support our growth.

We have experienced 66% year on year growth for the last year. The organic growth has been a result of providing the performance marketing industry a comprehensive suite of business intelligence tools through innovation and what we believe to be a superior product and customer experience.

We intend to grow revenues by investing in sales, marketing, and product development and innovation. We are currently hiring and will continue to hire sales executives globally to target specific verticals and accounts with both agencies and advertisers. We will allocate a significant portion of our marketing budget to being present at tradeshows, industry publications, and providing the support documentation required by sales initiatives. Additional efforts will be made to speak at industry events and write for online publications increasing awareness of the CAKE suite of products and the thought leadership driving product development.

Our principal offices are located at 20411 SW Birch Street, Suite 250, Newport Beach, CA 92660. Our telephone number there is: (949) 515-2141. Our corporate website is: www.accelerizenewmedia.com, the contents of which are not part of this annual report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "ACLZ".

Industry and Market Opportunity

●	In September 2012, analyst firm Yankee Group predicted that the overall mobile application and cloud computing marketplace will be valued at $340 billion in five years.
●	In December 2012, analyst firm Gartner predicted that the SaaS market will grow from $19.8 billion in 2013 to $32.7 billion in 2016, attaining a 13.4% compound annual growth rate.
●	International Data Corporation predicts that by 2016, $1 out of every $5 spent on software will be spent on cloud-based software.
●	The mobile SaaS market is expected to grow to $16.6 billion by 2016, with a compound annual growth rate of 29.5%, according to Strategy Analytics.
●	The cloud computing market will reach $16.7 billion in revenue by the end of 2013, according to 451 Market Monitor.
●	Forrester forecasts that the global market for cloud computing will grow to $118.7 billion by 2014.
●	Global spending on advertising is expected to grow from $480 billion in 2012 to $619 billion in 2017, according to Magna Global.

Additional Characteristics

Managing online marketing campaigns is still a costly proposition.  CPMs (cost per thousand impressions) tend to be slightly higher than other traditional media.  Accordingly, customer acquisitions costs can easily become astronomical, if left unchecked.  Risks associated with customer acquisition costs are as follows:

●

Anonymity of customer base:  It is extremely difficult to identify the demographics, geographics, and psychographics of online users, even with existing search tools, which may leave paid leads unutilized;

●

Fraudulent procurement or creation of customer leads:  Some publishers provide fraudulent data to advertisers to increase their revenue, which artificially increases customer acquisition costs without increasing revenues;

●

Performance of online marketing programs is poorly measured and not automated: For example, campaign costs based on clicks and conversions are measured at the campaign period without any controls. Additionally, there is no immediate feedback on determining which banners are more effective than others; and

●

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

Software-as-a-Service for Performance Based Marketing

We own and operate CAKE, getcake.com, an internally-developed SaaS platform. CAKE is a SaaS enterprise solution delivering marketing intelligence across the highest-value digital channels with tracking and attribution for display mobile, retail, lead generation and affiliate. We have launched cupCAKE, a campaign management solution for small and medium sized affiliate marketers. From tracking and reporting to lead distribution, our software enables advertisers, affiliate marketers and lead generators a scalable and accurate marketing intelligence platform developed with a combination of innovative technology and an imaginative approach to doing business online.

CAKE allows users to qualify their leads using business rules, reducing the number of fraudulent leads.  It also allows for real-time management of customer acquisition costs and realization rates for each marketing program, specific product campaign and lead source.  Additional performance tools allow for user analysis of customer-centric performance as well as real-time consolidated data.  Also, our software enables access to certain demographics for each potential lead, revealing trends relevant to marketers.

Benefits to our clients:

●	Real-time reporting and monitoring of lead and conversion rates, per campaign and per lead source;
●	Monitoring of fraudulent customer leads;
●	Reduced costs to customers from overall IT infrastructure and personnel savings;
●	Setting and modifying budget limits to cap leads and conversions;
●	Providing marketing intelligence tools that allow granular visibility to demographic and geographic data of online users; and
●	Enhancing the relationship between advertisers and affiliates.

We leverage off the expertise of the following third-party companies in providing our services:

●

Rackspace Hosting, which operates in the hosting and cloud computing industry. It provides information technology (IT) as a service, managing Web-based IT systems for small and medium-sized businesses, as well as large enterprises worldwide;

●	Amazon Web Services, which operates cloud computing hosting environments; and
●	Microsoft Corporation, which provides software and related platforms for commercial and private users.

How we market our services

Software-as-a-Service for Performance Based Marketing

We use our internal sales force to market CAKE to advertisers.  Additionally we market our software through www.getcake.com, and by attending industry trade shows and events.  Our clients utilize our software to provide performance-based marketing services to corporations worldwide.

Intellectual Property

Our employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our copyright and trademark notices. As of December 31, 2013, we do not have any registered or pending patents or trademarks, except for (i) a US Provisional Patent Application (S/N 61/301, 811), which was filed on February 5, 2010, encompassing our SaaS lead generation management software and (ii) a Service Mark (Reg. No. 4,225,522) issued on October 16, 2012 by the U.S. Patent and Trademark Office which consists of geometric shapes arranged to resemble a multi-layered slice of cake. We filed a utility application (No. 13/020,240) on the above-mentioned Provisional Patent on February 3, 2011 and on August 11, 2011 our Patent Application with respect to the Provisional Patent was published with Publication No: US-2011-0196759-A1. The utility application is currently pending and is undergoing examination at the U.S. Patent and Trademark Office.

Competition

CAKE has competitors in each of the channels that we track and support. Competitors in affiliate tracking industry include HitPath, Linktrust and Digital River’s (NASDAQ-DRIV) Direct Track product. Impact Radius is a privately-held company with a performance and direct response advertising platform focused on retail tracking.  Competitors in the mobile tracking sector include HasOffers and Kochava. In the affiliate network space Conversant (NASDAQ-CNVR) and Rakuten offer service-based solutions, but do not provide software.

Our SaaS competitors have significantly greater capital, technology, resources, and brand recognition than we do. We differentiate from our competition by providing an enterprise suite of SaaS, cloud-based marketing intelligence solutions. Most competitors have single channel solutions or have a services model.

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

Research and Development

During 2012 and 2013, we incurred research and development expenses of approximately $933,000 and $1,425,000, respectively, in order to further enhance our CAKE software.

Employees

As of December 31, 2013, we had 59 full-time employees, including all of our executive officers. All U.S. employees have acknowledged receipt of our employee handbook and all employees have executed our insider trading policy. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

Dispositions

In September 2012, we decided to discontinue our Online Marketing Services division, in order to focus our efforts and resources on our SaaS products and services.

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

In connection with the decision to discontinue our Online Marketing Services Division, we sold to a third party, or the Buyer, the assets related thereto on September 27, 2012. The consideration we received was as follows:

●

On September 27, 2012, the Buyer paid us $150,000 in cash and paid $50,000 to Agility Capital II, LLC, or Agility, for our benefit in connection with a principal payment under our loan agreement with Agility as further described herein;

●	A note receivable, at an initial amount of $162,000, for which we received $80,000 during 2013;
●	Services paid in-kind which amounted to an aggregate of $276,000 during 2012 and 2013;
●	A final amount of $57,176, which was paid in December 2013, to satisfy all obligations of the Buyer.

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

Our resources are limited. Our working capital at December 31, 2013 amounts to approximately $498,000. Additionally, 2012 was the first year in which operations generated cash flows. As we implement our growth strategy, our margin of profitability is relatively small and poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase substantially as we continue to develop and make our products and services. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses, or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We have a history of losses.

We have a history of losses and negative cash flows from operations. In contrast to our profitability in 2012 and 2013, we had cumulative net losses of approximately $1.2 million in 2011. Our operations had been financed primarily through proceeds from the issuance of equity and borrowings under promissory notes. Despite our profitability in 2012 and 2013, we may continue to incur losses in the future.

Our quarterly financial results will fluctuate, making it difficult to forecast our results of operation.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including:

●	Variability in demand and usage for our products and services;

●	Market acceptance of new and existing services offered by us, our competitors and potential competitors; and

●	Governmental regulations affecting the use of the Internet, including regulations concerning intellectual property rights and security features.

Our current and future levels of expenditures are based primarily on our growth plans and estimates of expected future revenues. If our operating results fall below the expectation of investors, our stock price will likely decline significantly.

We face risks related to the macro economy.

Continued uncertainty in global economic conditions continues to pose a risk to the overall economy and has adversely affected the online advertising market, which is now highly competitive. These economic conditions have impacted consumer confidence and customer demand for our products, as well as our ability to borrow money to finance our operations, to maintain our key employees, and to manage normal commercial relationships with our customers, suppliers and creditors. For example, customers have spent less on on-line advertising and other services. Although the economic outlook has improved since the credit crisis, if a worsening of current conditions or another economic crisis were to occur, our business and results of operations will continue to be negatively impacted.

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

Our software may not be successful in gaining market acceptance.

 .

We have invested a substantial amount of time and money in developing and launching our proprietary platform and our annual revenues from the software were approximately $9.7 million in 2013. We may have difficulties in reaching market acceptance due to potential technical delays and malfunctions which may result in additional expenses and our continual increase in market acceptance will require additional sales, marketing and other customer-acquisition support expenses.

If we are unable to attract new customers or sell additional services and functionality to our existing customers, our revenue growth will be adversely affected.

To increase our revenues, we must add new customers, encourage existing customers to renew their subscriptions on terms favorable to us, increase their usage of our solutions, and sell additional functionality to existing customers. As our industry matures, as interactive channels develop further, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell and renew based on pricing, technology and functionality could be impaired. As a result, we may be unable to renew our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth, as well as our profitability and financial condition.

We may not be successful in increasing our brand awareness.

We believe that developing and maintaining awareness of the CAKE brand is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. In order to build brand awareness, we must succeed in our marketing efforts and provide high quality services. Our efforts to build our brand will involve significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

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

As part of our current disaster recovery arrangements, our production environment and all of our customers’ data is currently backed up and mirrored in near real-time to offsite storage. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

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

Our future performance and success is heavily dependent upon the continued active participation of our current senior management team, including our President and Chief Executive Officer, Brian Ross, our General Counsel and Secretary, Damon Stein, the President of our CAKE Division, Jeff McCollum, and our Executive Vice President of Technology, David Stewart. The loss of any of their services could have a material adverse effect on our business development and our ability to execute our growth strategy, resulting in loss of sales and a slower rate of growth. We do not maintain any "key person" life insurance for any of our employees.

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

Dilutive securities may adversely impact our stock price.

As of March 20, 2014, the following securities exercisable into shares of our Common Stock were outstanding:

●	5,270,625 shares of Common Stock issuable pursuant to the exercise of warrants; and

●	19,091,978 shares of Common Stock issuable pursuant to the exercise of options.

These securities represent as of March 20, 2014, approximately 29% of our Common Stock on a fully diluted, as exercised basis. The exercise of any of these options or warrants, both of which have fixed prices, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

Our internal control over financial reporting was considered ineffective as of December 31, 2012 and 2013, and may continue to be ineffective in the future, which could result in our financial statements being unreliable, government investigation or loss of investor confidence in our financial reports.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the SEC rules promulgated thereunder, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's reports as of the years ended December 31, 2013 and 2012 identified several material weaknesses and concluded that we did not have effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements. Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal control is effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

The market for our Common Stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Currently, our Common Stock is quoted on the OTCQB Marketplace. Securities quoted on the OTCQB Marketplace typically have low trading volumes.  Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.  As a result, this may make it difficult or impossible for our shareholders to sell our Common Stock.

There are no restrictions on the sale of our outstanding Common Stock.  Sales by existing shareholders may depress the share price of our Common Stock and may impair our ability to raise additional capital through the sale of equity securities when needed.

As of March 20, 2014 we had 59,209,131 shares of Common Stock issued and outstanding, all of which were freely tradable under Rule 144 under the Securities Act of 1933, as amended. The possibility that substantial amounts of outstanding Common Stock may be sold in the public market may adversely affect prevailing market prices for our Common Stock.  This could negatively affect the market price of our Common Stock and could impair our ability to raise additional capital through the sale of equity securities.

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

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and
●

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written statement from the investor prior to the transaction.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

During August 2011, we entered into a three-year lease for approximately 4,400 sq. ft. of office space in Newport Beach, California, effective as of September 1, 2011.  Under the terms of the lease, we paid a monthly base rent of $9,970.  The lease was cancelable with a 90-day notice with the payment of any unamortized lease costs, as defined. In January 2014, we cancelled this lease effective March 1, 2014 and the fee associated with the cancellation amounted to approximately $16,000. Our SaaS business and corporate headquarters were the primary use of this space.

During January, 2014, we entered into an office lease agreement with Ferrado Bayview, LLC, to lease approximately 8,754 usable square feet of office space at 20411 SW Birch Street, Suite 250, Newport Beach, California 92660. The lease is for a term of four years, commencing on or about February 1, 2014 and provides for an option by us to extend the term for an additional 36 month period following the initial term. The initial base rent for the lease is $22,247 per month, increasing to $25,366 per month by the end of the initial term and adjustable in accordance with the terms of the lease. We will also pay a 10.23% share of the premises’ operating expense increases over the term of the lease. The lessor will provide up to $150,000 for tenant improvements to the office space which we believe will aggregate $225,000, the balance of which will be paid by us. We moved our SaaS business and corporate headquarters to this space on February 18, 2014.

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

During December 2012, we entered into a one year lease for certain office space in a business center in London, United Kingdom, which commenced on January 1, 2013. Under the terms of the lease, we pay monthly base rent of £2,650, which amounted to $4,283 as of December 31, 2013, based on the exchange rate as of that date. In September 2013, we cancelled this lease effective November 1, 2013.

During September 2013, we entered into a one year lease for certain office space in a new business center in London, United Kingdom, which commenced on October 1, 2013. Under the terms of the lease, the rental fee for October 2013 was waived and we pay monthly base rent of £6,000, which amounted to $9,697 as of December 31, 2013, based on the exchange rate as of that date.

We believe that our current leases are adequate and sufficient for our needs in the immediate future.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol “ACLZ”. The following table sets forth the high and low bid quotations for the Common Stock as reported on the OTCQB for each quarter during the last two fiscal years. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2012	High	Low

Quarter Ended March 31, 2012	$0.65	$0.30
Quarter Ended June 30, 2012	$0.45	$0.30
Quarter Ended September 30, 2012	$0.50	$0.30
Quarter Ended December 31, 2012	$0.60	$0.40

Fiscal Year Ended December 31, 2013	High	Low

Quarter Ended March 31, 2013	$1.09	$0.41
Quarter Ended June 30, 2013	$1.11	$0.67
Quarter Ended September 30, 2013	$1.25	$0.72
Quarter Ended December 31, 2013	$1.69	$1.00

Stockholders

As of March 5, 2014, there were 567 stockholders of record of our Common Stock.

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

Overview

We own and operate CAKE, and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful SaaS enterprise solution has been an industry standard for ad networks, publishers, brands, and agencies to measurably improve and optimize digital spend. We currently have over 400 customers driving over 2 billion consumer actions monthly through the CAKE enterprise platform.

CAKE’s multi-channel performance marketing platform merges attribution analytics from display, mobile, retail, lead generation, and affiliate channels. By significantly increasing visibility across the entire customer digital journey, CAKE takes marketing intelligence to a new deeper level that’s easily accessible to all marketers. We have also launched cupCAKE, a campaign management solution for small and medium sized affiliate marketers.

Our revenue model is based on a monthly license, a usage fee (based on volume of clicks, impressions, or leads), and a training and implementation fee. Clients purchase annual or monthly subscriptions with an additional usage fee.

Our training, account management, support personnel, hosting and cloud-based infrastrucure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow and could foresee some savings in infrastructure cost due to economies of scale. However, we want to continue to invest in these areas to support our growth.

We have experienced 66% year over year growth for the last year. The organic growth has been a result of providing the performance marketing industry a comprehensive suite of business intelligence tools through innovation and what we believe to be a superior product and customer experience.

We intend to grow revenues by investing in sales, marketing, and product development and innovation. We are currently hiring and will continue to hire sales executives globally to target specific verticals and accounts with both agencies and advertisers. Marketing will allocate significant budget to being present at tradeshows, industry publications, and providing the support documentation required by sales initiatives. Additional efforts will be made to speak at industry events and write for online publications increasing awareness of the CAKE suite of products and the thought leadership driving product development.

Results of Operations

ACCELERIZE NEW MEDIA, INC.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,		Increase/ (Decrease) in $ 2013	Increase/ (Decrease) in % 2013
	2013	2012	vs 2012	vs 2012

Revenue:	$9,653,865	$5,800,622	3,853,243	66.4%

Operating expenses:
Cost of revenues	2,063,481	1,069,574	993,907	92.9%
Research and development	1,425,215	933,034	492,181	52.8%
Sales and marketing	3,829,175	2,109,833	1,719,342	81.5%
General and administrative	2,520,631	1,307,244	1,213,387	92.8%
Total operating expenses	9,838,502	5,419,685	4,418,817	81.5%

Operating income (loss)	(184,637)	380,937	565,574	-148.5%

Other income (expense):
Interest income	14,745	1,729	(13,016)	NM
Interest expense	(39,869)	(167,551)	127,682	-76.2%
	(25,124)	(165,822)	(140,698)	-84.8%

Income (loss) from continuing operations	(209,761)	215,115	424,876	-198%

Discontinued operations
Loss from discontinued operations	-	(48,050)	48,050	NM
Gain from the disposal of discontinued operations	303,537	325,883	(22,346)	-7%
Income from discontinued operations, net	303,537	277,833	25,704	9%

Net income	$93,776	$492,948	$399,172	-81%

NM: Not Meaningful

Revenues

			%
			Change
	2013	2012

Revenues	$9,653,865	$5,800,622	61.1%

We generate revenues from a training and implementation (also known as on-boarding) fee and a monthly licensing fee, supplemented by per-transaction fees paid by customers for monthly platform usage.

The increase in our software licensing revenues during 2013, when compared to the prior year, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of average clients increased 44% during 2013, when compared to the prior year, and our average monthly fee per customer increased 16% during 2013 when compared to the prior year. The increase in the number of customers using our SaaS products and services during 2013 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions, most of which usage occurred during the first half of 2013.

We believe that our SaaS revenues will continue to increase during 2014.

Cost of Revenues

	Years ended December 31,		% Change
	2013	2012

Cost of Revenues	$2,063,481	$1,069,574	92.9%

Cost of revenue consists primarily of web hosting and personnel costs associated with supporting customer on-boarding and training activities, consisting of salaries, benefits, and related infrastructure costs. Web hosting fees are partially correlated to our revenues, depending on each specific agreement we have with our clients. The majority of our clients’ services are hosted on non-dedicated servers, on which capacity can be maximized by server, while certain customers prefer to have their services hosted on dedicated servers, on which capacity can only be maximized by customer and by server. Additionally, our resources associated with on-boarding are usually allocated at the beginning of the relationship with the new customer (usually, the first two months). Accordingly, our personnel costs associated with supporting customer on-boarding activities are not necessarily correlated with our revenues.

During 2013, when compared to the prior year, cost of revenues significantly increased reflecting the higher number of employees we hired to support customer on-boarding and training activities, which increased our personnel costs by approximately $494,000, when compared to 2012, as well as web hosting fees incurred to support our increased number of clients and platform usage, which increased by approximately $451,000, when compared to 2012.

We believe that our cost of revenues will continue to increase, at lower percentages than our anticipated increase in revenues, for 2014.

Research and Development Expenses

	Years ended December 31,		% Change
	2013	2012

Research and development	$1,425,215	$933,034	52.8%

Research and development expenses consist primarily of personnel costs associated with the enhancement and the maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure, offset by capitalized software development costs.

Our research and development expenses increased during 2013, when compared to the prior year, due to increased staff assigned to the enhancement and maintenance of our software services, which translated into increased personnel costs, offset by the capitalization of software development costs aggregating $565,000 during 2013. We did not capitalize software development costs during 2012 as we did not meet the accounting criteria to do so.

We believe that our research and development expenses will continue to increase during 2014 as we continue to enhance some of the features of our SaaS platform, offset by the amount of internal-use software development costs which would otherwise be capitalized.

Sales and Marketing Expenses

	Years Ended December 31,		% Change
	2013	2012

Sales and Marketing	$3,829,175	$2,109,833	81.5%

Sales and marketing expenses primarily consists of personnel costs associated with the sale and the marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The increase in sales and marketing expenses during 2013, when compared to the prior year, is primarily due to the increased number of employees associated with the sale of our products as well as increased expenditures in our marketing programs, primarily trade shows.

We believe that our sales and marketing expenses will continue to increase in 2014 as we continue to hire more sales and marketing personnel in the U.S. and in Europe in anticipation of increased revenues and as we increase our expenditures in certain marketing programs, such as trade shows. Additionally, the amortization of the customer relationships we acquired from one of our competitors in November 2013 will amount to approximately $667,000 during 2014, while we amortized less than $50,000 for such customer relationships during 2013.

General and Administrative Expenses

	Years Ended December 31,		% Change
	2013	2012

General and administrative	$2,520,631	$1,307,244	113.7%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

The increase in general and administrative expenses during 2013, when compared with the prior year, is primarily due to the increased number of employees assigned to support our organization. Additionally, as we started to expand into Europe in the last quarter of 2012, we incurred increased up-front expenses related to developing and integrating our operations in Europe prior to a commensurate increase in revenues. Furthermore, we have increased our efforts in investor relations since the last quarter of 2012.

We believe that our general and administrative expenses will continue to increase during 2014 as we expect that the scope of our operations will continue to increase.

Interest Income

	Years Ended December 31,		% Change
	2013	2012

Interest Income	$14,745	$1,729	NM

Interest income consists of interest payments associated with our note receivable issued in connection with the sale of our online marketing services division and the amortization of the related original issuance discount.

The increase in interest income during 2013, when compared to the prior year, is due to the issuance of our note receivable during September 2012, in connection with the disposal of our former online marketing services division.

Due to the amendment of the note receivable on June 10, 2013, which resulted in its cancellation, we do not expect to recognize any further interest income from the note receivable during 2014.

Interest Expense

	Years Ended December 31,		% Change
	2013	2012

Interest Expense	$39,869	$139,996	-66.6%

Interest expense consists of interest charges and amortization of debt discount associated with our 12% convertible promissory notes, or 12% Convertible Notes Payable and our 12% note payable, or 12% Note Payable.

The decrease in interest expense during 2013, when compared to the prior year, is primarily due to a decrease in the effective interest rate of interest-bearing obligations as a result of (i) the higher amortization of debt discount during 2012 resulting from the higher costs of modification of the 12% Note Payable which were incurred during the 2011 fiscal year and which were amortized through December 2012, (ii) the amortization of the modification of certain 12% Convertible Notes Payable aggregating $462,500 which were satisfied during 2012 and (iii) the lower costs of modification, when compared to the prior year, of the 12% Note Payable incurred in September 2012 which was amortized during 2013 and, to a lesser extent, a decrease in the weighted-average principal balance of our interest-bearing obligations, of which a substantial portion was converted into shares of our common stock during 2012.

Due to the satisfaction of all of our interest-bearing liabilities during the third quarter of 2013, we do not believe that our interest expense will increase during 2014, unless we finance the working capital from increased operations through an interest-bearing loan.

Income from discontinued operations, net

	Years Ended December 31,		% Change
	2013	2012

Loss from discontinued operations	$-	$(48,050)	NM
Gain from the disposal of discontinued operations	303,537	325,883	-7%
Income from discontinued operations, net	$303,537	$277,833

The income (loss) from discontinued operations consists of revenues and operating expenses from our online marketing services division, which was sold in September of 2012, as well as gains related to the sale during 2012 and 2013.

The income (loss) from discontinued operations during 2012 consisted primarily of revenues and expenses from our discontinued online marketing services division. The gain during the 2013 and 2012 resulted primarily from disposition proceeds received either in cash or as a note receivable or as in-kind services from our former online marketing services division.

We do not anticipate recognizing additional gains or losses from the disposal of discontinued operations during 2014.

Liquidity and Capital Resources

	Ending balance at December 31,		Average balance during years ended December 31,
	2013	2012	2013	2012
Cash	$1,157,315	$231,926	$694,621	$168,338
Accounts receivable	1,041,671	673,818	857,745	515,794

Accounts payable and accrued expenses	1,703,007	284,526	993,767	348,924
Convertible notes payable excluding debt discount	-	176,244	88,122	409,807
Notes payable, excluding debt discount	-	144,374	72,187	326,109

At December 31, 2013 and 2012, 54% and 83%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity historically include the sale of our securities and other financing activities, such as the issuance of a note payable of $500,000 in January 2011, and more recently, our cash flow from operating activities. We also completed the sale of our online marketing services division in September 2012, which generated 379,000. In August 2013, we satisfied all our interest-bearing outstanding obligations by paying the remaining principal amount of $22,500 and $122,500 on the 12% Note Payable and certain 12% Convertible Notes Payable, respectively, from existing cash on hand. Additionally, we issued 131,411 shares of our Common Stock in satisfaction of $52,564 of principal and interest on certain 12% Convertible Notes Payable. We believe we have sufficient cash to fund our operations for the next 12 months.

We do not have any material commitments for capital expenditures of tangible items, with the exception of tenant improvements, net of reimbursements from the landlord, amounting to approximately $75,000, which will be incurred during the first quarter of 2014. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures were $216,307 and $41,770, respectively, during 2013 and 2012. During 2013, we acquired a license to use certain technology which we believe will improve our software development for upgrades to our SaaS platform.

We have material commitments for payments under an agreement with a former competitor, Digital River, Inc., from whom we purchased certain customer relationships, as referenced on our consolidated balance sheet at December 31, 2013, related to our business. Pursuant to the agreement, we will pay $1 million payable in four installments of $250,000 effective February 2014 and every three quarters thereafter. Additionally, the former competitor will refer potential clients to us. The consideration for the referrals amounts to 25% of the revenues generated from such customers for a period of up to a year.

On March 17, 2014, we entered into a loan and security agreement, or the Loan Agreement with Square 1 Bank, or the Lender to borrow up to a maximum of $3,000,000 at our discretion. Amounts borrowed will accrue interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum. Accrued interest on amounts borrowed is payable monthly and all other amounts borrowed will be payable in full on the maturity date of March 17, 2016, which maturity date may be extended to March 17, 2017 if we provide a fully-funded business plan acceptable to Lender by January 15, 2016 and no event of default has occurred.

The Loan Agreement contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and customer renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. The occurrence of a material adverse change will be an event of default under the Loan Agreement, in addition to other customary events of default. The Company granted the Lender a security interest in all of the Company's personal property and intellectual property.

	Years Ended December 31,
	2013	2012
Cash flows from operating activities

Net income	$93,776	$492,948
Non-cash adjustments
Gain from the disposal of discontinued operations	(303,537)	(325,883)
Fair value of options	504,511	278,487
Fair value of services in lieu of proceeds from note receivable	246,361	30,000
Depreciation and amortization	134,781	144,839
Other	48,864	-

Changes in assets and liabilities
Accounts receivable	(408,717)	(316,048)
Accounts payable and accrued expenses	418,480	(128,798)
Other	14,679	(55,673)
Net cash provided by continuing operations	749,198	119,872
Net cash provided by discontinued operations	-	46,187
Net cash provided by operating actvities	749,198	166,059

Cash flows provided by (used in) investing activities
Proceeds from sale of discontinued operations	137,176	242,000
Capitalized software for internal use	(564,644)	-
Capital expenditures	(216,307)	(41,770)
	(643,775)	200,230

Cash flows provided by (used in) financing activities
Repayment of notes payable	(266,180)	(365,000)
Proceeds from exercise of warrants and options	1,086,146	125,887
	819,966	(239,113)

Effect of exchange rate changes on cash	-	-

Net increase in cash	$925,389	$127,176

Year Ended December 31, 2013

The increase in the fair value of options during 2013 is primarily due to an increased number of options vesting during 2013 when compared to 2012.

The increase in fair value of services in lieu of proceeds from note receivable increased during 2013 when compared to 2012 because the underlying agreement for the provision of such services commenced in September 2012 and terminated in December 2013.

The increase in accounts receivable as of December 31, 2013 is primarily due to a commensurate increase in revenues.

The increase in accounts payable and accrued expenses as of December 31, 2013 is primarily due to a commensurate increase in non-payroll expenses.

Cash used in investing activities during 2013 consists of proceeds from the sale of our online marketing services business of $137,176 offset by the capitalization of development costs for internal-use software of approximately $564,000, a one-time license fee for software for internal use of $125,000 as well as recurring purchases of computer equipment and furniture.

Cash provided by financing activities during 2013 resulted primarily from the proceeds from the exercise of warrants of approximately $1,086,000, offset by the principal repayments on our notes payable of approximately $266,000.

The increase in net cash flows during the year ended December 31, 2013 was also due to an increase in revenues during 2013, offset by a lesser increase in correlated web-hosting and payroll costs and by costs incurred in connection with capitalized software for internal use, which are shown as an investing activity.

Year Ended December 31, 2012

The increase in accounts receivable as of December 31, 2012 is primarily due to a commensurate increase in revenues.

The decrease in accounts payable and accrued expenses as of December 31, 2012 is primarily due to a quicker payments to vendors resulting from greater liquidity in the fourth quarter of 2012 following the sale of our online marketing services division in September 2012.

Cash provided by investing activities during 2012 consists of proceeds of $242,000 in connection with the disposal of our former online marketing services division in September 2012 offset by recurring purchases of computer equipment of approximately $42,000. We did not capitalize development costs associated with internal-use software during 2012.

Cash used in financing activities of approximately $239,000 during 2012 resulted from the proceeds from the exercise of warrants of approximately $126,000, offset by the principal repayments on our notes payable of $365,000.

Capital Raising Transactions

Exercise of warrants and options

We generated proceeds of $1,085,125 from the exercise of 2,250,769 warrants and $1,021 from the exercise of 22,122 options during 2013. A substantial portion of the warrants exercised were due to expire during 2013.

Loan Agreement with Agility

We were party to a loan agreement, as amended, or the Agility Loan Agreement, with Agility, which provided for us to borrow up to $600,000 from Agility. We satisfied our obligations under the Agility Loan Agreement in August 2013 by repaying the remaining principal amount of $22,500 due thereunder to Agility. In connection with the Agility Loan Agreement, we issued to Agility warrants to purchase 650,000 shares of our common stock at $0.35 per share, subject to certain anti-dilution and price adjustments. The warrants expire on August 23, 2016.

Loan Agreement with Square 1 Bank

On March 17, 2014, we entered into a Loan Agreement with Square 1 Bank, as Lender to borrow up to a maximum of $3,000,000 at our discretion. Amounts borrowed will accrue interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum. Accrued interest on amounts borrowed is payable monthly and all other amounts borrowed will be payable in full on the maturity date of March 17, 2016, which maturity date may be extended to March 17, 2017 if we provide a fully-funded business plan acceptable to Lender by January 15, 2016 and no event of default has occurred.

The Loan Agreement contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and customer renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. The occurrence of a material adverse change will be an event of default under the Loan Agreement, in addition to other customary events of default. The Company granted the Lender a security interest in all of the Company's personal property and intellectual property.

In connection with the Loan Agreement, we issued to the Lender a warrant to purchase up to 46,875 shares of our common stock at an exercise price of $1.60 per share subject to certain adjustments for dividends, splits or reclassifications. The warrant is exercisable for 3 years and expires on March 17, 2017.

Other outstanding obligations at December 31, 2013

Warrants

As of December 31, 2013, 5,533,125 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of December 31, 2013, 19,134,168 shares of our Common Stock are issuable pursuant to the exercise of options.

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

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of our options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Revenue Recognition

We recognize revenue on arrangements in accordance with ASC Topic 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

Our SaaS revenues are generated from implementation and training fees and a monthly license fee, supplemented by per transaction fees paid by customers for monthly platform usage. The initial term of the customer contract is generally one year and each party may cancel the contract within that period with a 30-day notice. We do not provide any general right of return for our delivered items. Services associated with the implementation and training fees have standalone value to the our customers, as there are third-party vendors who offer similar services to our SaaS. Accordingly, they qualify as separate units of accounting. We allocate a fair value to each element deliverable at the recognition date and recognize such value when the services are provided. We base the fair value of the implementation and training fees on third-party evidence and the monthly license fee on vendor-specific objective evidence. Fees charged by third-party vendors for implementation and training services do not vary significantly from the fees charged by us. Services associated with implementation and training fees are generally rendered within a month from the initial contract date. The value attributed to the monthly license fees as well as the fees associated with monthly transaction-based platform usage are recognized in the corresponding period.

Useful Lives of Long-Lived Assets

We amortize our fixed assets, such as capitalized software for internal use, and customer relationships over their useful lives. We exercise judgment in determining the useful lives of such assets based on our historical experience.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, our management, with the participation of our Chief Executive Officer, who is our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, and in light of the material weaknesses found in our internal control over financial reporting, our Chief Executive Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2013, management identified the following material weaknesses:

●	There is no documentation that the Board of Directors monitored or provided oversight responsibility related to financial reporting and related internal controls and considered its effectiveness;

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks;

●	Since November 2010, our Board of Directors has consisted of only one member and we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

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

We intend to gradually improve our internal control over financial reporting to the extent that we can allocate resources to such improvements.  We intend to prioritize the design of our internal control over financial reporting starting with our control environment and risk assessments and ending with control activities, information and communication activities, and monitoring activities.   Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.  Due to the existence of these material weaknesses, our management, including our Chief Executive Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2013.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit smaller reporting companies to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of March 20, 2014:

Name	Age	Position
Brian Ross	39	Chairman of the Board, President, Chief Executive Officer, Treasurer, Sole Director
Jeff McCollum	42	President of CAKE Division
Damon Stein	38	General Counsel and Secretary
David Stewart	27	Executive Vice President of Technology

Brian Ross. Mr. Ross has served as our President, Chief Executive Officer and director since November 2005, and as our Chairman of the Board since March 2013. He previously served as Senior Vice President of Business Development for iMall, Inc. from 1994 and became Director of Investor Relations in June 1997. iMall, Inc. was acquired by Excite@Home in October 1999. Mr. Ross then served as a Business Development Manager in Excite@Home’s E-Business Services Group until December 1999. After the sale of iMall, Mr. Ross was a founding investor of GreatDomains Inc. which was sold in October 2000 to Verisign. Between 2000 and 2003, he was Director of Business Development for Prime Ventures Inc., a leading Venture Partner firm focusing on early stage companies in Southern California. In July 2004, Mr. Ross became a founding investor in E-force Media, a diversified online marketing company where he acted as interim Director of Business Development. Mr. Ross attended the University of Santa Barbara.

We believe that Mr. Ross is qualified to serve as our sole director for the following reasons: Mr. Ross, who is one of our founders, is an Internet industry veteran with over two decades of experience.  He has been our Chief Executive Officer for more than eight years and he has a proven track record with the aforementioned companies, which were all operating in online marketing solutions and e-commerce. Additionally Mr. Ross has played an important role in the development and growth of various Internet companies, taking them from start-up companies through the various stages of their growth cycle.

Jeff McCollum. Mr. McCollum has served as the President of CAKE since February 2011. Mr. McCollum was previously our Head of Lead Generation from March 2007 until February 2011. He previously worked at Netscape Communications from 1995 through 1998. He was Director of Business Development at NBCi where he identified, negotiated and closed deals and managed relationships with NBC broadcasting and studio operations from 1999 through 2001. He was co-founder of Ecological Technologies where he also served as Vice President of Business Development and Sales from 2001 through 2004. He was Vice President of Sales for eForce Media, where he was responsible for creating a market, understanding the technology, and generating demand for sales leads within several industries from 2004 through 2007. Mr. McCollum graduated from the University of Southern California.

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

David Stewart. Mr. Stewart has served as our Executive Vice President of Technology since May 2013 and has been employed by us since December 2007, most recently in the position of Vice President of Technology and Product Development.  From December 2007 until December 2010, Mr. Stewart was our Lead Developer. Mr. Stewart is a 2009 graduate of the University of California Irvine with a Bachelor of Science degree in Informatics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended December 31, 2013, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

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

Audit Committee Financial Expert

Currently no member of our Board is an audit committee financial expert. We do not currently have the resources to recruit a Board member who would also be a financial expert. We may start our recruiting process for such Board member during 2014 if we believe that the allocation of resources for such endeavor is beneficial.

Item 11. Executive Compensation.

The following table sets forth, for the last two completed fiscal years, all compensation paid, distributed or accrued for services rendered to us by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (ii) our three most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compen-sation Earnings	All Other Compensation ($) (2)	Total ($)
Brian Ross, Chief Executive Officer and Treasurer(3)	2013 2012	281,000 180,833	- -	- -	- 421,600(4)	- -	- -	21,678 6,653	302,678 609,086
Jeff McCollum, President of CAKE Division	2013 2012	363,541 150,000	- 37,500	- -	- 421,600(4)	- -	- -	23,062 23,292	386,603 632,392
Damon Stein, General Counsel and Secretary	2013 2012	275,000 170.833	2,000 2,000	- -	- 421,600(4)	- -	- -	22,282 21,877	299,282 616,310
David Stewart, Executive Vice-President of Technology	2013 2012	230,125 140,750	- -	- -	- 115,600(5)	- -	- -	6,960 -	237,085 256,350

(1)

The grant date fair dollar value recognized for the stock option awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 9 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)	Includes health-related insurance paid by us on behalf of the officer.
(3)	Salary during 2012 includes payments of unpaid salary from prior years amounting to $10,000
(4)	Options to purchase 3,100,000 shares of our Common Stock at an exercise price of $0.31 granted on May 24, 2012, vesting quarterly over three years.
(5)	Options to purchase 850,000 shares of our Common Stock at an exercise price of $0.31 granted on May 24, 2012, vesting quarterly over three years.

We have no plans or arrangements with respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control, except if we elect to terminate Mr. Ross’s, Mr. McCollum’s, Mr. Stein’s, or Mr. Stewart’s employment without cause during the term of his respective employment agreement as described below, each shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, and all unvested options, bonuses and other compensation shall vest on the date of termination.

Employment Agreements

We have written employment agreements with all of our employees. The main terms of the executive employment agreements of Brian Ross, our Chairman of the Board, President, Chief Executive Officer, Treasurer, and Director, Damon Stein, our General Counsel and Secretary, Jeff McCollum, our President of our CAKE Division, and David Stewart, our Executive Vice President of Technology, are summarized below.

Mr. Ross’s employment agreement was amended, effective as of November 9, 2012, and continues until the earlier of December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. Ross is entitled to an annual base salary of $275,000. Mr. Ross is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded will not exceed thirty percent of Mr. Ross’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Ross is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, in 2007 and 2012, Mr. Ross was granted non-qualified stock options to purchase up to an aggregate of 5,100,000 of our shares, of which 3,291,667 are exercisable at December 31, 2013. The employment agreement may be terminated by us without cause upon 30-days prior written notice. If we elect to terminate Mr. Ross’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses and other compensation shall vest on the date of termination.  We may also terminate the agreement and Mr. Ross’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Stein’s employment agreement was amended, effective as of November 9, 2012, and continues until the earlier of December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. Stein is entitled to an annual base salary of $275,000.  Mr. Stein is entitled to an annual raise of three percent and additional raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded will not exceed thirty percent of Mr. Stein’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Stein is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, in 2007, 2009, and 2012 Mr. Stein was granted non-qualified stock options to purchase up to an aggregate of 3,775,000 of our shares, of which 1,966,667 are exercisable at December 31, 2013. The agreement may be terminated by us without cause upon 30-days prior written notice. If we elect to terminate Mr. Stein’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses and other compensation shall vest on the date of termination. We may also terminate the agreement and Mr. Stein’s employment immediately upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. McCollum's employment agreement was amended, effective May 13, 2013, and continues until December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. McCollum is entitled to an annual base salary of $425,000.  Mr. McCollum is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors.  If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. McCollum is entitled to other benefits including reimbursement for reasonable business expenses and payment of health insurance premiums.  In addition, in 2007 and 2012, Mr. McCollum was granted non-qualified stock options to purchase up to an aggregate of 6,600,000 of our shares in 2010 and 2012, of which 4,791,667 are exercisable at December 31, 2013. The employment agreement may be terminated by us without cause upon 30-days prior written notice.  If we elect to terminate Mr. McCollum’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses, and other compensation shall vest on the date of the termination.  We may also terminate the agreement and Mr. McCollum’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Stewart’s employment agreement was amended, effective May 13, 2013, and continues until December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. Stewart is entitled to an annual base salary of $275,000.  Mr. Stewart is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors.  Any bonuses awarded will not exceed thirty percent of Mr. Stewart’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Stewart is entitled to other benefits including reimbursement for reasonable business expenses and payment of health insurance premiums.  In addition, in 2007, 2009, and 2012 Mr. Stewart was granted non-qualified stock options to purchase up to an aggregate of 1,000,000 of our shares, of which 504,167 are exercisable at December 31, 2013. The employment agreement may be terminated by us without cause upon 30-days prior written notice.  If we elect to terminate Mr. Stewart’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses, and other compensation shall vest on the date of the termination.  We may also terminate the agreement and Mr. Stewart’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2013 by our Executive Officers and Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Brian Ross	2,000,000	-	$0.15	1/1/2017
	1,291,667(1)	1,808,333(1)	$0.31	5/24/2022
Jeff McCollum	3,500,000		$0.15	4/1/2017
	1,291,667(1)	1,808,333(1)	$0.31	5/24/2022
Damon Stein	400,000 275,000 225,000(2) 1,291,667(1)	- - - 1,808,333(1)	$0.15 $0.65 $0.15 $0.31	1/1/2017 12/30/2019 12/31/2016 5/24/2022
David Stewart	15,000 75,000 60,000 354,167(3)	- - - 495,833(3)	$0.15 $0.55 $0.55 $0.31	1/1/2017 12/30/2019 8/31/2020 5/24/2022

(1)	Consists of options to purchase 3,100,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on October 1, 2012.
(2)	Consists of warrants deemed compensatory in nature due to the extension of their terms during 2011.
(3)	Consists of options to purchase 850,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on October 1, 2012.

Director Compensation

The current sole member of our Board of Directors, Mr. Brian Ross, does not receive any additional compensation for his services as director.  Mr. Ross is a current executive officer. Mr. Ross's compensation is fully reflected in the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of March 20, 2014 we had 59,209,131 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 20, 2014 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our director;

●	each of our executive officers named in the compensation tables in Item 11; and

●	all of our executive officers and director as a group.

	COMMON STOCK

	# OF	% OF
NAME	SHARES	CLASS

Brian Ross (1)	9,922,333	15.9%
Jeff McCollum (2)	7,198,333	11.1%
Damon Stein (3)	4,458,333	7.2%
David Stewart (4)	645,833	1.1%
All current officers and directors as a group (4 persons)	22,210,832	35.3%

(1)	Includes 3,808,333 options vested and that will vest within the next 60 days.
(2)	Includes 5,308,333 options vested and that will vest within the next 60 days.
(3)	Includes 2,483,333 options vested and that will vest within the next 60 days and 225,000 exercisable warrants.
(4)	Includes 645,833 options vested and that will vest within the next 60 days.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	19,134,168	$0.27	2,497,097
Total	19,134,168	$0.27	2,497,097

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Related Person Transactions

None.

Director Independence

Mr. Ross is our sole director.  As our Common Stock is currently quoted on the OTCQB Marketplace, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the Board of Directors meet independence standards prescribed by such rules. Our current director would not qualify as "independent" if we were subject to the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of RBSM LLP, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2013	2012

Audit Fees (1)	$70,500	$70,500
Audit Related Fees	-	-
Tax Fees (2)	5,000	5,000
All Other Fees	-	-

Total Fees	$75,500	$75,500

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

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006).

4.2	Form of Common Stock Purchase Warrant for 8% Series B Convertible Preferred Stock (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

4.4	Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on September 27, 2012).

4.5	Warrant to Purchase Stock issued September 27, 2012 (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on September 27, 2012).

4.6	Warrant to Purchase Stock issued March 17, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K (file No 000-52635) filed on March 19, 2014).

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

10.3*

Employment Agreement, dated May 13, 2013, between Accelerize New Media, Inc. and Jeff McCollum (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2013).

10.4*

Employment Agreement, dated May 13, 2013, between Accelerize New Media, Inc. and David Stewart (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2013).

10.5*	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006).

10.6*	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006).

10.7*	Amendment No. 1 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 10, 2011).

10.8*	Amendment No. 2 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 10, 2011).

10.9*	Amendment No. 3 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 29, 2012).

10.10*	Amendment No. 4 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 29, 2012).

10.11

Amendment Number One to Asset Purchase Agreement, dated June 10, 2013, between Accelerize New Media, Inc. and Emerging Growth LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on June 10, 2013).

10.12**

Referral Agreement, dated November 22, 2013, between Digital River Marketing Solutions, Inc. and Accelerize New Media, Inc. (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.13

Amendment Number Two to Asset Purchase Agreement, dated December 10, 2013, between Accelerize New Media, Inc. and Emerging Growth LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on December 10, 2013).

10.14

Standard Multi-Tenant Office Lease-Gross, dated January 8, 2014, between Ferrado Bayview, LLC and Accelerize New Media, Inc. (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 14, 2014).

10.15	Loan and Security Agreement, dated March 17, 2014, between the Company and Square1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 19, 2014).

10.16	Intellectual Property Security Agreement, dated March 17, 2014, between the Company and Square1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 19, 2014).

16.1

Letter dated January 8, 2013 from Sherb & Co., LLP to the Securities and Exchange Commission (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on January 8, 2013).

23.1**	Consent of RBSM LLP.

31.1**	Rule 13a-14(a) Certification.

31.2**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

101.1**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (ii) the Statements of Cash Flows, and (iv) related notes to these financial statements.

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

Date: March 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /S/ Brian Ross	President, Chief Executive Officer, Treasurer and Sole Director	March 25, 2014
(Principal executive and financial officer)

ACCELERIZE NEW MEDIA, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012	F-4
Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2013 and 2012	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012	F-6
Notes to Consolidated Financial Statements	F-7 – F-19

Report of Independent Registered Public Accounting Firm

Board of Directors

Accelerize New Media, Inc.

We have audited the accompanying consolidated balance sheets of Accelerize New Media, Inc. (the “ Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity , and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelerize New Media, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP.

March 25, 2014

New York, New York

ACCELERIZE NEW MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2013	2012

Current Assets:
Cash	$1,157,315	$231,926
Accounts receivable, net of allowance for bad debt of $59,072 and $18,208	1,041,671	673,818
Prepaid expenses and other assets	85,026	42,783
Total current assets	2,284,012	948,527

Property and equipment, net of accumulated depreciation of $171,856 and $38,918	756,696	52,297
Customer relationships, net of accumulated amortization of $37,037 and $0	962,963	-
Note receivable, net of original issuance discount of $0 and $62,000	-	88,000
Total assets	$4,003,671	$1,088,824

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,703,007	$284,526
Deferred revenues	83,311	24,616
Convertible notes payable and accrued interest	-	176,244
Notes payable and accrued interest, net of debt discount of $0 and $21,293	-	123,081
Total current liabilities	1,786,318	608,467

Stockholders' Equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 58,394,975 and 55,992,605 shares issued and outstanding	58,394	55,991
Additional paid-in capital	17,908,278	16,267,461
Accumulated deficit	(15,749,319)	(15,843,095)
Accumulated other comprehensive loss	-	-

Total stockholders’ equity	2,217,353	480,357

Total liabilities and stockholders’ equity	$4,003,671	$1,088,824

See Notes to Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

Revenues:	$9,653,865	$5,800,622

Operating expenses:
Cost of revenue	2,063,481	1,069,574
Research and development	1,425,215	933,034
Sales and marketing	3,829,175	2,109,833
General and administrative	2,520,631	1,307,244
Total operating expenses	9,838,502	5,419,685

Operating (loss) income	(184,637)	380,937

Other income (expense):
Interest income	14,745	1,729
Interest expense	(39,869)	(167,551)
	(25,124)	(165,822)

Income (loss) from continuing operations	(209,761)	215,115

Discontinued operations
Loss from discontinued operations	-	(48,050)
Gain from the disposal of discontinued operations	303,537	325,883
Income from discontinued operations, net	303,537	277,833

Net income	93,776	492,948

Less dividends for series A and B preferred stock	-	83,231

Net income attributable to common stock	$93,776	$409,717

Earnings per share:
Basic
Continuing operations	$(0.00)	$0.00
Discontinued operations	$0.01	$0.01
Net income	$0.00	$0.01

Diluted
Continuing operations	$(0.00)	$0.00
Discontinued operations	$0.00	$0.00
Net income	$0.00	$0.01

Basic weighted average common shares outstanding	57,022,279	52,439,242
Diluted weighted average common shares outstanding	73,475,411	59,467,356

See Notes to Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

From January 1, 2012 to December 31, 2013

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	$	Shares	$	Shares	$	Capital	Deficit	(Deficit)

Balance, January 1, 2012	23,934	$322,339	116,625	$3,565,813	39,851,307	$39,851	$11,435,494	$(16,252,812)	$(889,315)
									-
Conversion of convertible notes payable	-	-	-	-	1,156,250	1,156	461,344	-	462,500
Conversion of Series A Preferred Stock	(23,934)	(322,339)	-	-	2,393,334	2,393	319,946	-	-
Conversion of Series B Preferred Stock	-	-	(116,625)	(3,565,813)	11,662,500	11,663	3,554,151	-	-
Exercise of warrants	-	-	-	-	524,250	524	125,363	-	125,887
Cashless exercise of options	-	-	-	-	222,546	223	(223)	-	-
Fair value of options	-	-	-	-	-	-	278,487	-	278,487
Fair value of warrants	-	-	-	-	-	-	9,850	-	9,850
Preferred stock dividends	-	-	-	-	182,418	182	83,049	(83,231)	-
Net income	-	-	-	-	-	-	-	492,948	492,948
Ending balance, December 31, 2012	-	-	-	-	55,992,605	55,991	16,267,461	(15,843,095)	480,357
							-
Conversion of convertible notes payable	-	-	-	-	131,411	132	52,431	-	52,563
Exercise of warrants	-	-	-	-	2,250,769	2,251	1,082,874	-	1,085,125
Cashless exercise of options	-	-	-	-	20,190	20	1,001	-	1,021
Fair value of options	-	-	-	-	-	-	504,511	-	504,511
Net income	-	-	-	-	-	-	-	93,776	93,776
Ending balance, December 31, 2013	-	$-	-	$-	58,394,975	$58,394	$17,908,278	$(15,749,319)	$2,217,353

See Notes to Consolidated Financial Statements

ACCELERIZE NEW MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income	93,776	492,948
Cash adjustments related to discontinued operations
Gain from the disposal of discontinued operations	(303,537)	(325,883)
Loss on note receivable	19,889	-
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	113,588	35,804
Amortization of debt discount	21,293	109,035
Provision for bad debt	40,864	-
Fair value of services in lieu of proceeds from note receivable	246,361	30,000
Fair value of options	504,511	278,487
Amortization of original issuance discount	(11,889)	-
Changes in operating assets and liabilities:
Accounts receivable	(408,717)	(316,048)
Other assets	(9,681)	-
Prepaid expenses	(32,561)	5,551
Accrued interest	(1,874)	(10,599)
Accounts payable and accrued expenses	418,480	(128,798)
Deferred revenues	58,695	(50,625)
Net cash provided by continuing operations	749,198	119,872
Net cash provided by discontinued operations	-	46,187
Net cash provided by operating activities	749,198	166,059

Cash flows provided by (used in) investing activities:
Proceeds from sale of lead generation business	137,176	242,000
Capitalized software for internal use	(564,644)	-
Capital expenditures	(216,307)	(41,770)

Net cash (used in) provided by investing activities	(643,775)	200,230

Cash flows provided by (used in) financing activities:
Principal repayments on notes payable	(266,180)	(365,000)
Proceeds from exercise of warrants and options	1,086,146	125,887

Net cash provided by (used in) financing activities	819,966	(239,113)

Net increase in cash	925,389	127,176

Cash, beginning of year	231,926	104,750

Cash, end of year	$1,157,315	$231,926

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,546	$87,308
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Write-off of fully depreciated fixed assets	$-	$4,151
Issuance of note receivable	$-	$100,000
Preferred stock dividends	$-	$83,232
Fair value of warrants issued in connection with notes payable	$-	$9,850
Cashless exercise of warrants		$223
Conversion of Series A Preferred Stock	$-	$322,339
Conversion of Series B Preferred Stock	$-	$3,565,813
Conversion of notes payable to common stock	$52,564	$462,500
Acquisition of customer relationships and corresponding increase in accounts payable	$1,000,000	$-

See Notes to Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Accelerize New Media, Inc., or the Company, a Delaware corporation, incorporated on November 22, 2005, owns and operates CAKE, a Software-as-a-Service platform providing online tracking and analytics solutions for advertisers and online marketers.

The Company provides software solutions for businesses interested in optimizing their digital advertising spend.

In September 2012, the Company sold its online marketing services business to a third party to allocate more resources to its software solutions business.

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of Cake Marketing UK Ltd. from inception (November 2012) through December 31, 2013. All material intercompany accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets and intangible assets, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Reclassification

The financial statements for 2012 have been reclassified to reflect to reflect certain training and account management as cost of revenues and sales and marketing expenses separately from our general and administrative expenses.

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

	December 31, 2013	December 31, 2012

Allowance for doubtful accounts	$59,072	$18,208

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During 2013 and 2012, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Canada, and Europe. None of the Company’s customers accounted for more than 10% of its accounts receivable at December 31, 2013 and 2012.  The Company does not require any collateral from its customers.

The Company’s note receivable was due from the purchaser of its online marketing services division. The Company had a security interest in all of the assets sold to the purchaser.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC Topic 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company’s Software-as-a-Service, or SaaS, revenues are generated from implementation and training fees and a monthly license fee, supplemented by per transaction fees paid by customers for monthly platform usage. The initial term of the customer contract is generally one year and each party may cancel the contract within that period with a 30-day notice. The Company does not provide any general right of return for its delivered items. Services associated with the implementation and training fees have standalone value to the Company’s customers, as there are third-party vendors who offer similar services to the Company’s SaaS. Accordingly, they qualify as separate units of accounting. The Company allocates a fair value to each element deliverable at the recognition date and recognizes such value when the services are provided. The Company bases the fair value of the implementation and training fees on third-party evidence and the monthly license fee on vendor-specific objective evidence. Fees charged by third-party vendors for implementation and training services do not vary significantly from the fees charged by the Company. Services associated with implementation and training fees are generally rendered within a month from the initial contract date. The value attributed to the monthly license fees as well as the fees associated with monthly transaction-based platform usage are recognized in the corresponding period.

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

 Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, note receivable, customer relationships, accounts payable and accrued expenses, note and convertible promissory notes payable approximate their fair value due to the short term maturity of these items.

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

However, the Company believes that there is no value to the derivative liabilities associated with such instruments at December 31, 2013 and 2012. The Company’s obligations under its 12% Convertible Notes Payable have been satisfied without issuing additional consideration to its holders. Additionally, the likelihood that the Company will trigger the subsequent financing reset provision of the warrants issued in connection with the 12% Note Payable is more remote than possible, but certainly not probable, which is partly based on the fact that the Company does not need equity-based or equity-related financing issued at steep discounts from its existing stock price as quoted on the market and that the risk-neutral probability that the Company’s price of its common stock would be less than the warrants’ exercise price between now and expiration is low ( 21% at December 31, 2013).

 Advertising

The Company expenses advertising costs as incurred.

	2013	2012

Advertising expense	$46,133	$139,868

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The functional currency of the Company’s subsidiary in the United Kingdom is the British Pounds. The translation from the British Pounds to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate in effect during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss). Foreign currency translation gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of approximately $564,000 during 2013. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to approximately $508,000 at December 31, 2013. The Company’s amortization expenses associated with capitalized software development costs amounted to approximately $56,000 during 2013. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source during 2013: SaaS. The Company generated revenues from two sources during 2012: 1) SaaS, and 2) online marketing services. The online marketing services division was discontinued in September 2012, and accordingly, the financial statements were adjusted retroactively to reflect only the operations of the SaaS division as continuing operations. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	2013	2012
Numerator:
Income (loss) from continuing operations	$(209,761)	$215,115
Preferred stock dividends	-	(83,231)
Numerator for basic earnings per share- Income (loss) from continuing operations attributable to common stockholders - as adjusted	$(209,761)	$131,884

Income (loss) from discontinued operations	$303,537	$277,833

Denominator:
Denominator for basic earnings per share--weighted average shares	57,022,279	52,439,242
Effect of dilutive securities- when applicable:
Stock options	12,918,395	6,059,193
Warrants	3,534,737	968,921
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	73,475,411	59,467,356

Earnings (loss) per share:
Basic
Continuing operations, as adjuted	$(0.00)	$0.00
Discontinued operations	$0.01	$0.01
Net earnings per share- basic	$0.00	$0.01

Diluted
Continuing operations, as adjuted	$(0.00)	$0.00
Discontinued operations	$0.00	$0.00
Net earnings per share-diluted	$0.00	$0.01

Weighted-average anti-dilutive common share equivalents when income from continuing or discontinued operations in period	7,469,336	22,914,141

Weighted-average anti-dilutive common share equivalents when loss from continuing or discontinued operations in period	24,667,293	29,942,255

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	December 31,	December 31,
	2013	2012
Internal use software costs	$564,644	$-
Computer equipment and software	269,933	54,087
Office furtniture and equipment	93,975	37,128
	928,552	91,215
Accumulated depreciation	(171,856)	(38,918)
	$756,696	$52,297

	2013	2012
Depreciation expense	$76,551	$35,804
Amortization expense on internal software	$56,387	$-

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

Because of the contingent nature of the $500,000 note receivable, the Company recognized any gain from the disposal of discontinued operations associated with such note if and when the services are provided by the Buyer. As of June 10, 2013,the date of the amendment to the note receivable of $500,000, $120,250 in in-kind services had been received in lieu of the note receivable.

Additionally, for purposes of computing the gain on disposal of the online marketing services division, the Company used $100,000 of the $162,000 note receivable.

During 2013, the Company generated proceeds of $57,176 from the contingent $500,000 note receivable.

The components of the gain from disposal of discontinued operations are as follows:

	Years Ended December 31,
	2013	2012
Disposition proceeds	$-	$300,000
Proceeds from service note receivable	57,176	$-
Carrying value of net tangible and intangible assets transferred	-	(4,117)
Services received in lieu of proceeds on note receivable	266,250	30,000
Write-down of note receivable	(19,889)	-
Gain from disposal of discontinued operations	$303,537	$325,883

The components of the loss from discontinued operations are as follows:

	2013	2012

Revenues	$-	$599,570
Operating expenses	-	(647,620)
(Loss) from discontinued operations	$-	$(48,050)

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

June 2013 Amendment

During June 2013, the Company modified the terms of the $162,000 note receivable and $500,000 note receivable by 1) cancelling the $162,000 note upon receipt of a $50,000 payment in June 2013, and 2) applying the remaining $70,427 balance of the $162,000 note to the remaining $380,699 balance of the $500,000 note receivable. Upon application of the $70,427 balance to the remaining $380,699 balance of the $500,000 note receivable, the total outstanding balance, including accrued interest, of $451,127 of the $500,000 note receivable was cancelled. In connection with this cancellation, the Buyer agreed to pay $451,127, which may be paid with in-kind services, plus interest accruing quarterly at a rate of 3.25% per annum pursuant to a note receivable on December 27, 2014.

December 2013 Amendment

During December 2013, the Company generated proceeds of $57,176 in satisfaction of all obligations under the remaining note receivable from the Buyer.

Because of the contingent nature of the $451,127 note receivable, the Company wrote down the value of the pre-existing $162,000 note receivable to $0, and recognized any gain from the disposal of discontinued operations associated with such note if and when the in-kind services are provided by the Buyer. As of December 31, 2013 and 2012, the remaining balance to be received as in-kind services under the note receivable amounted to $0 and $490,000, respectively.

NOTE 5: PREPAID EXPENSES

At December 31, 2013 and 2012, the prepaid expenses consisted primarily of prepaid insurance, rent, and consulting services.

NOTE 6: CUSTOMER RELATIONSHIPS

During November 2013, the Company completed its acquisition of certain customer relationships of a former competitor. Pursuant to the acquisition, the Company will pay its former competitor $1 million payable in four installments of $250,000 effective March 2014 and every three quarters thereafter. Additionally, the former competitor will refer potential clients to us. The consideration for the referrals amounts to 25% of the revenues generated from such customers for a period of up to one year. The Company has capitalized the acquisition cost, which approximates fair value of the customer relationships, which amounts to $1,000,000 at December 31, 2013. The Company amortizes such customer relationships over a period of 18 months. The Company incurred amortization expense related to the customer relationships of approximately $37,000 during 2013. The amortization amount for the Customer relationships, by fiscal year over the remaining useful life is as follows:

2014	$666,667
2015	296,296
$962,963

NOTE 7: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	December 31, 2013	December 31, 2012

Deferred revenues	$83,311	$24,616

NOTE 8: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

12% Convertible Notes Payable

The Company had 12% convertible promissory notes, including accrued interest, aggregating $0 and $176,244 outstanding at December 31, 2013 and 2012, respectively.  The 12% Convertible Notes Payable bore interest at 12% per annum.  Accrued interest was payable, at the note holder’s option, in cash or in shares of Common Stock. If the accrued interest was paid in shares of Common Stock, the number of shares issuable to satisfy the accrued interest was primarily based on the closing price, as quoted on the OTCBB of the trading day immediately prior to the interest payment date.  The interest payable commenced June 1, 2009 and was payable every quarter thereafter, until the obligations under the 12% Convertible Notes Payable were satisfied.  The 12% Convertible Notes Payable matured on August 17, 2013, ten days after the maturity date of the Company’s 12% Note Payable.  Effective May 29, 2009, on the maturity date, each holder had the option of having the 12% Convertible Notes Payable repaid in cash or shares of Common Stock as follows: 1) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is $0.50 or more, then the holder could elect to have the principal paid in shares of Common Stock. In such case, the number of shares of Common Stock to be issued to the holder was determined by dividing the principal amount outstanding on the maturity date by $0.50, or 2) if the average closing price of the Common Stock on the last five trading days prior to the maturity date is less than $0.50, then the principal could only be paid in cash.   Each note holder could convert, at his option, the outstanding principal of the 12% Convertible Notes Payable, after July 1, 2009 and prior to September 11, 2013 at the lesser of: 1)  $0.40 or 2) the effective price per share of a subsequent financing of the Company occurring prior to the maturity date. The 12% Convertible Notes Payable were subordinated to the 12% Note Payable.

During 2012, certain holders of the 12% Convertible Note Payable converted principal of $462,500 of such notes into 1,156,250 shares of the Company’s Common Stock. During 2013, certain holders of the 12% Convertible Notes Payable converted principal and interest aggregating $52,564 of such notes into 131,411 shares of the Company’s Common Stock. The Company made principal repayments of $122,500 on its 12% Convertible Notes Payable during 2013.

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

The Company accounted for the cancellation of the initial warrants in January 2011 and the grant of 600,000 warrants in August 2011, as a modification of terms for the grants of 283,019 warrants issued in January 2011, and a new grant of 316,981 warrants.  As a result of the grants and modification of warrants, the Company recognized as a beneficial conversion feature and debt discount of $141,257, which is reflected in the accompanying consolidated financial statements as additional paid-in capital and corresponding debt discount.

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

The Company accounted for the cancellation of the warrants granted in August 2011 and the issuance of warrants in September 2012 as a new grant of 50,000 warrants. As a result of the grant of warrants, the Company recognized $9,850 as debt discount, which is reflected in the accompanying consolidated financial statements as additional paid-in capital and corresponding debt discount.

The Company made principal repayments of $142,500 and $320,000 on its 12% Note Payable 2013 and 2012, respectively. The Company satisfied its remaining obligations under the 12% Note Payable in August 2013.

	2013	2012

Interest and amortization expense associated with the 12% Convertible Notes Payable and 12% Note Payable	$39,869	$148,785

NOTE 9: STOCKHOLDERS’ EQUITY

Common Stock

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, during 2012, is as follows:

	Number of Shares of Common Stock	Carrying Value at Issuance	Carrying Value at Issuance (per share)
Payment of Preferred Stock dividends	182,418	$83,231	$0.15	-	0.49
Conversion of Convertible Notes Payable	1,156,250	$462,500		$0.40
Conversion of Series A Preferred Stock into common stock	2,393,334	$322,338		$0.001
Conversion of Series B Preferred Stock into common stock	11,662,500	$3,565,813		$0.001
Cashless exercise of options	222,546	$223		$0.001
Exercise of warrants	524,250	$125,887	$0.15	-	0.35

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, during 2013 is as follows:

	Number of Shares of Common Stock	Carrying Value at Issuance	Carrying Value at Issuance (per share)
Exercise of warrants	2,250,769	$1,085,125	$0.15	-	0.65
Exercise of options	20,190	1,021		0.05
Conversion of 12% Notes Payable to Common Stock	131,411	52,564	0.33	-	0.55

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

Following conversions of all outstanding shares of Series A Preferred Stock up to and through March 23, 2012, no shares of Series A Preferred Stock were outstanding at December 31, 2013 and 2012.

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

Following mandatory conversion of all outstanding shares of Series B Preferred Stock on March 31, 2012, no shares of Series B Preferred Stock were outstanding at December 31, 2013 and 2012.

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

The following is a summary of the Company’s activity related to its warrants between January 1, 2012 and December 31, 2013:

	Warrants	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term
Balance, January 1, 2012	12,895,005	$0.46
Granted	50,000	0.35
Exercised	(524,250)	0.24
Forfeitures	-	-
Outstanding at December 31, 2012	12,420,755	$0.46	2.40
Granted	-	-
Exercised	(2,250,769)	0.48
Forfeitures	(4,636,861)	0.58
Outstanding and exercisable at December 31, 2013	5,533,125	$0.34	1.41

The fair value of the warrants granted or modified during 2012 is based on the BSM Model using the following assumptions:

2012
Effective Exercise price	$0.35
Effective Market price	$0.40
Volatility	61%
Risk-free interest	0.05%
Terms (years)	4
Expected dividend rate	0%

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during 2013 and 2012 is based on the BSM model using the following assumptions:

	2013			2012
Effective Exercise price	$0.58	-	1.60	$0.31	-	0.48
Effective Market price	$0.58	-	1.60	$0.31	-	.048
Volatility	61	-	64%	57	-	61%
Risk-free interest	0.35	-	1.58%	0.34	-	0.53%
Terms (years)		4			4
Expected dividend rate		0%			0%

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 1, 2012	9,030,000	$0.28
Granted	11,055,000	0.32
Exercised (1)	(335,000)	0.16
Forfeitures	(2,210,000)	0.51
Outstanding at December 31, 2012	17,540,000	$0.28	6.45
Granted	1,667,500	0.31
Exercised (2)	(22,122)	0.38
Forfeitures	(51,210)	0.30
Outstanding at December 31, 2013	19,134,168	$0.27	6.4	$20,908,118
Exercisable at December 31, 2013	11,155,278	0.24	5.48	$13,159,562

(1)   equals to cashless exercise of 222,546 shares of common stock

(2)   equals to cashless exercise of 20,190 shares of common stock

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

	2013	2012
Weighted-average grant date fair value	$0.36	$0.14
Fair value of options	$504,511	$278,487

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $1,769,000 at December 31, 2013 and the Company expects that it will be recognized over the following weighted-average period of 21 months.

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

NOTE 10: INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended December 31,
	2013	2012
Statutory federal rate	34.0%	34.0%
State income taxes net of federal income tax benefit	5.2%	5.2%
Permanent differences for tax purposes	49.6%	12.1%
Change in valuation allowance	-88.8%	-51.3%
Effective income tax rate:	0.0%	0.0%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryovers	$2,567,000	$2,950,000
Stock-based compensation	495,000	298,000
Other temporary differences	201,000	179,000
Total deferred tax assets	3,264,000	3,427,000
Valuation allowance	(3,264,000)	(3,427,000)
Net deferred tax asset	$-	$-

At December 31, 2013, the Company had available net operating loss carryovers of approximately $6.7 million that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.  The valuation allowance for the deferred tax asset decreased by $164,000 and $141,000 during the fiscal years ended December 31, 2013 and 2012 respectively.  The net change in the valuation allowance is primarily due to the utilization of net operating loss carryforward in 2013 and 2012.

NOTE 11: SEGMENTS

During 2012, the Company operated in two segments. In September 2012, the Company discontinued its online marketing services division and as of September 27, 2012, operates in one business segment. The accompanying consolidated financial statements have been retroactively adjusted to reflect the operations of the SaaS business segment. The percentages of sales for the SaaS division by geographic region were approximately as follows:

	2013	2012
United States	89%	92%
Europe	9%	5%
Canada	1%	1%
Other	1%	2%

* less than 1%

NOTE 12: COMMITMENTS AND CONTINGENCIES

The Company entered into a 3-year lease for certain office space in Newport Beach, California, effective on September 1, 2011.  Under the terms of the lease, the Company pays monthly base rent of $9,970. Effective March 1, 2014, the Company cancelled the lease.

During January 2014, the Company entered into a 4-year lease for certain office space in Newport Beach, effective February 1, 2014. Under the terms of the lease, the Company initially pays monthly base rent of approximately $22,000 increasing incrementally to approximately $25,000.

Future annual minimum payments required under operating lease obligations at December 31, 2013 are as follows:

Future Minimum Lease Payments
2014	$280,639
2015	$278,404
2016	$290,873
2017	$303,352
2017	$25,367

The Company entered into certain employment agreements with four of its executive officers which are still effective as of December 31, 2013. The agreements provide that they will generally terminate on December 31, 2017. Under the agreements, the executive officers are entitled to minimum annual bases salaries ranging from $275,000 to $425,000. Additionally, the agreements provide for an increase in base salary of 3% on January 1, 2014 and every year thereafter. If the Company elects to terminate the agreement(s) without cause, the respective executive officer is entitled to a severance payment of the greater of one-year annual base salary or the remaining payments due based on the agreement.

The commitments under such agreements over the next year are as follows:

Year	Commitments

2014	$1,287,500
2015	$1,326,125
2016	$1,365,910
2017	$1,461,522

NOTE 13: SUBSEQUENT EVENTS

On March 17, 2014, the Company entered into a loan and security agreement (the "Loan Agreement") with Square 1 Bank (the "Lender") to borrow up to a maximum of $3,000,000 at the Company’s discretion. Amounts borrowed will accrue interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum. Accrued interest on amounts borrowed is payable monthly and all other amounts borrowed will be payable in full on the maturity date of March 17, 2016, which maturity date may be extended to March 17, 2017 if the Company provides a fully-funded business plan acceptable to Lender by January 15, 2016 and no event of default has occurred.

The Loan Agreement contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and customer renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. The occurrence of a material adverse change will be an event of default under the Loan Agreement, in addition to other customary events of default. The Company granted the Lender a security interest in all of the Company's personal property and intellectual property.

In connection with the Loan Agreement, the Company issued to the Lender a warrant to purchase up to 46,875 shares of the Company's common stock at an exercise price of $1.60 per share subject to certain adjustments for dividends, splits or reclassifications. The warrant is exercisable for 3 years and expires on March 17, 2017.