Form 10-Q
period 2014-03-31
ACCELERIZE NEW MEDIA INC
filed 2014-05-13
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 9, 2014, was 59,809,131.

 When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations that our revenues will increase in 2014, our expansion plans, our intentions to grow revenues by investing in sales and marketing efforts, our spending on research and development, training, account management and support personnel, the internet market trends, and specifically, the growth in on-line advertising, performance based marketing, and software-as-a-service, and our expectations based on such trends, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 25, 2014. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE NEW MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,130,870	$1,157,315
Accounts receivable, net of allowance for bad debt of $23,121 and $59,072	1,414,404	1,041,671
Prepaid expenses and other assets	76,582	85,026
Total current assets	2,621,856	2,284,012

Property and equipment, net of accumulated depreciation of $262,225 and $171,856	858,198	756,696
Customer relationships, net of accumulated amortization of $203,704 and $37,037	796,296	962,963
Deferred financing costs, net of accumulated amortization of $3,003	69,064	-
Other assets	37,148	-
Total assets	$4,382,562	$4,003,671

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,495,774	$1,703,007
Deferred revenues	58,000	83,311
Line of credit	500,000	-
Total current liabilities	2,053,774	1,786,318

Stockholders' Equity
Common stock; $.001 par value; 100,000,000 shares authorized; 59,818,917 and 58,394,975 shares issued and outstanding	59,818	58,394
Additional paid-in capital	18,384,573	17,908,278
Accumulated deficit	(16,116,933)	(15,749,319)
Accumulated other comprehensive income	1,330	-

Total stockholders’ equity	2,328,788	2,217,353

Total liabilities and stockholders’ equity	$4,382,562	$4,003,671

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended March 31,
	2014	2013

Revenues:	$3,427,197	$2,163,407

Operating expenses:
Cost of revenue	789,099	470,483
Research and development	576,786	380,617
Sales and marketing	1,622,449	615,847
General and administrative	803,168	516,283
Total operating expenses	3,791,502	1,983,230

Operating (loss) income	(364,305)	180,177

Other income (expense):
Interest income	-	13,667
Interest expense	(3,309)	(18,626)
	(3,309)	(4,959)

(Loss) income from continuing operations	(367,614)	175,218

Discontinued operations
Gain from the disposal of discontinued operations	-	61,750
Income from discontinued operations, net	-	61,750

Net (loss) income	$(367,614)	$236,968

Earnings per share:
Basic
Continuing operations	$(0.01)	$-
Discontinued operations	$-	$-
Net (loss) income per share	$(0.01)	$-

Diluted
Continuing operations	$(0.01)	$-
Discontinued operations	$-	$-
Net (loss) income per share	$(0.01)	$-

Basic weighted average common shares outstanding	58,770,491	56,158,216
Diluted weighted average common shares outstanding	58,770,491	69,394,505

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three-month periods ended March 31,
	2014	2013

Net (loss) income	$(367,614)	$236,968

Foreign currency translation gain (loss)	1,330	(1,281)
Total other comprehensive income (loss)	1,330	(1,281)

Comprehensive (loss) income	$(366,284)	$235,687

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-month periods ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income from continuing operations	$(367,614)	$175,218
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	257,036	12,598
Amortization of debt discount	3,003	10,646
Amortization of original issuance discount	-	(11,889)
Provision for bad debt	(35,951)	-
Fair value of options	143,777	125,781
Changes in operating assets and liabilities:
Accounts receivable	(336,782)	(164,488)
Prepaid expenses	8,143	22
Other assets	(37,148)	(8,315)
Accounts payable and accrued expenses	(206,803)	(66,268)
Deferred revenues	(25,311)	(14,458)
Net cash (used in) provided by continuing operations	(597,650)	58,847
Net cash provided by discontinued operations	-	61,750
Net cash (used in) provided by operating activities	(597,650)	120,597

Cash flows from investing activities:
Capitalized software for internal use	(153,996)	-
Capital expenditures	(37,875)	(47,806)
Proceeds from sale of online marketing services business	-	18,000

Net cash used in investing activities	(191,871)	(29,806)

Cash flows from financing activities:
Principal repayments on notes payable	-	(45,000)
Proceeds from line of credit	500,000	-
Payment of financing costs	(40,000)	-
Net proceeds from exercise of warrants	301,876	81,000

Net cash provided by financing activities	761,876	36,000

Effect of exchange rate changes on cash	1,200	(1,328)

Net (decrease) increase in cash	(26,445)	125,463

Cash, beginning of period	1,157,315	231,926

Cash, end of period	$1,130,870	$357,389

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$5,235
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with line of credit	$32,067	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Accelerize New Media, Inc., a Delaware corporation, incorporated on November 22, 2005, owns and operates CAKE, a Software-as-a-Service, or SaaS, platform providing online tracking and analytics solutions for advertisers and online marketers.

The Company provides software solutions for businesses interested in expanding their online advertising spend.

The condensed consolidated balance sheet presented as of December 31, 2013 has been derived from our audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2014.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the results of operations of Cake Marketing UK Ltd. All material intercompany accounts and transactions between the Company and its subsidiary have been eliminated in consolidation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets and intangible assets, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Reclassification

The financial statements for the three-month period ended March 31, 2013 have been reclassified to reflect certain training and account management expenses as cost of revenues and sales and marketing expenses separately from our general and administrative expenses as well as to allocate certain unallocated general and administrative expenses to the Company’s functional areas.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Accounts Receivable

The Company’s accounts receivable are due primarily from advertisers and marketers. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance.

	March 31, 2014	December 31, 2013

Allowance for doubtful accounts	$23,121	$59,072

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2014, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at March 31, 2014 or December 31, 2013.  The Company does not require any collateral from its customers.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC Topic 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company’s SaaS revenues are generated from implementation and training fees and a monthly license fee, supplemented by per transaction fees paid by customers for monthly platform usage. The initial term of the customer contract is generally one year and each party may cancel the contract within that period with 30-days’ prior notice. The Company does not provide any general right of return for its delivered items. Services associated with the implementation and training fees have standalone value to the Company’s customers, as there are third-party vendors who offer similar services to the Company’s SaaS. Accordingly, they qualify as separate units of accounting. The Company allocates a fair value to each element deliverable at the recognition date and recognizes such value when the services are provided. The Company bases the fair value of the implementation and training fees on third-party evidence and the monthly license fee on vendor-specific objective evidence. Fees charged by third-party vendors for implementation and training services do not vary significantly from the fees charged by the Company. Services associated with implementation and training fees are generally rendered within a month from the initial contract date. The value attributed to the monthly license fees as well as the fees associated with monthly transaction-based platform usage are recognized in the corresponding period.

Product Concentration

The Company generates its revenues from software licensing, usage, and related transaction fees.

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

 Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and lines of credit approximate their fair value due to the short term maturity of these items.

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

The Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock.  While the Company’s 12% convertible promissory notes, or 12% Convertible Notes Payable, and the warrants issued in connection with the Company’s 12% note payable, or 12% Note Payable, did not provide variability involving sales volume, stock index, commodity price, revenue targets, among other things, they did provide for variability involving future equity offerings and issuance of equity-linked financial instruments.  While the instruments did not contain an exercise contingency, the settlement of the 12% Convertible Notes Payable and the warrants issued in connection with the 12% Note Payable would not equal the difference between the fair value of a fixed number of shares of the Company’s Common Stock and a fixed stock price. Accordingly, they are not indexed to the Company’s stock price.

However, the Company believes that there is no value to the derivative liabilities associated with such instruments at March 31, 2014 and December 31, 2013. The Company’s obligations under its 12% Convertible Notes Payable and the warrants issued in connection with the 12% Note Payable have been satisfied without issuing additional consideration to the holders.

Advertising

The Company expenses advertising costs as incurred.

	Three-month periods ended,
	March 31, 2014	March 31, 2013

Advertising expense	$32,211	$6,072

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The functional currency of the Company’s subsidiary in the United Kingdom is British Pounds. The translation from British Pounds to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate in effect during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss). Foreign currency translation gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated statements of operations.

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of $153,996 during the three-months ended March 31, 2014. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to $604,230 and $508,257 at March 31, 2014 and December 31, 2013, respectively. The Company’s amortization expenses associated with capitalized software development costs amounted to approximately $58,023 during the three-month period ended March 31, 2014. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the three-month period ended March 31, 2014 and 2013. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	Three-months ended March 31,
	2014	2013
Numerator:
Net (loss) income from continuing operations	$(367,614)	$175,218

Net income from discontinued operations	$-	$61,750
Net (loss) income	$(367,614)	$236,968

Denominator:
Denominator for basic earnings per share--weighted average shares	58,770,491	56,158,216
Effect of dilutive securities- when applicable:
Stock options	-	10,459,381
Warrants	-	2,776,908
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	58,770,491	69,394,505

Earnings (loss) per share:
Basic
Continuing operations, as adjusted	$(0.01)	$-
Discontinued operations	$-	$-
Net (loss) income per share- basic	$(0.01)	$-

Diluted
Continuing operations, as adjusted	$(0.01)	$-
Discontinued operations	$-	$-
Net (loss) income per shares-diluted	$(0.01)	$-

Weighted-average anti-dilutive common share equivalents	24,496,668	17,247,966

The anti-dilutive common share equivalents outstanding are as follows:

	March 31,
	2014	2013

Convertible notes payable	-	436,250
Options	19,841,688	7,983,119
Warrants	4,655,000	8,828,597
	24,496,668	17,247,966

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	March 31, 2014	December 31, 2013
Internal use software costs	$718,640	$564,644
Computer equipment and software	302,633	269,933
Office furniture and equipment	99,150	93,975
	1,120,423	928,552
Accumulated depreciation	(262,225)	(171,856)
	$858,198	$756,696

	Three-month periods ended
	March 31, 2014	March 31, 2013

Depreciation expense	$32,347	$12,598
Amortization expense on internal software	$58,023	$-

NOTE 3:  DISCONTINUED OPERATIONS AND NOTE RECEIVABLE

During the three-month period ended March 31, 2013, the Company generated proceeds from the sale of its online marketing services business, which closed in September 2012, of $18,000. Additionally, the Company recognized $61,750 of gain from the disposal of discontinued operations from in-kind services provided by the buyer of its online marketing services business during the three-month period ended March 31, 2013. Furthermore, the Company recognized interest income of $13,661, including $11,889 of original issue discount from the $142,000 note receivable which was issued to the Company in 2012 by the buyer of its online marketing services business during the three-month period ended March 31, 2013. All obligations of the buyer to the Company were satisfied by December 2013.

The components of the gain from disposal of discontinued operations are as follows:

	Three-month periods ended March 31,
	2014	2013

Services received in lieu of note receivable	$-	$61,750
Gain from disposal of discontinued operations	$-	$61,750

NOTE 4: PREPAID EXPENSES

At March 31, 2014 and December 31, 2013, the Company’s prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 5: CUSTOMER RELATIONSHIPS

During November 2013, the Company completed its acquisition of certain customer relationships of a former competitor. Pursuant to the acquisition, the Company will pay $1 million payable in four installments of $250,000 every quarter, effective March 2014. Additionally, the former competitor will refer potential clients to the Company. The consideration for the referrals amounts to 25% of the revenues generated from such customers for a period of up to one year. The Company has capitalized the acquisition cost, which approximates fair value of the customer relationships, which amounts to $1,000,000 at December 31, 2013. The Company amortizes such customer relationships over a period of 18 months. The Company incurred amortization expense related to the customer relationships of approximately $166,667 during the three-month period ended March 31, 2014. The amortization amount for the Customer relationships, by fiscal year over the remaining useful life is as follows:

Remainder of 2014	$500,000
2015	296,296
$796,296

NOTE 6: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	March 31, 2014	December 31, 2013

Deferred revenues	$58,000	$83,311

NOTE 7: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

12% Convertible Notes Payable & 12% Note Payable

The Company had its 12% Convertible Notes Payable of $176,244, including accrued interest, outstanding during the three-month period ended March 31, 2013.  The Company satisfied its remaining obligations under the 12% Convertible Notes Payable in August 2013. The 12% Convertible Notes Payable bore interest at 12% per annum.

The 12% Note Payable was outstanding during the three-month period ended March 31, 2013. The Company satisfied its remaining obligations under the 12% Note Payable in August 2013. The 12% Note Payable, as amended, bore interest at a rate of 12% per annum and matured in August 2013

The Company made principal repayments of $45,000 on its 12% Note Payable during the three-month period ended March 31, 2013.

	Three-month periods ended
	March 31, 2014	March 31, 2013

Interest and amortization expense associated with the 12% Convertible Notes Payable and 12% Note Payable	$-	$18,626

NOTE 8: LINE OF CREDIT

On March 17, 2014, the Company entered into a loan and security agreement, or the Line of Credit, with Square 1 Bank, or the Lender, to borrow up to a maximum of $3,000,000 at the Company’s discretion. Amounts borrowed will accrue interest at the prime rate in effect, plus 1.25%, not to be less than 5.5% per annum. Accrued interest on amounts borrowed is payable monthly and all other amounts borrowed will be payable in full on the maturity date of March 17, 2016, which maturity date may be extended to March 17, 2017 if the Company provides the Lender with a fully-funded business plan acceptable to Lender by January 15, 2016 and no event of default has occurred.

The Line of Credit contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA, as defined, levels and customer renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. The Company granted the Lender a security interest in all of the Company's personal property and intellectual property.

The Company borrowed $500,000 from the Line of Credit during the three-month period ended March 31, 2014. The amount due under the Line of Credit amounts to $500,000 as of March 31, 2014. The interest rate for the amount borrowed is 5.5% per annum.

In connection with the Line of Credit, the Company issued to the Lender a warrant to purchase up to 46,875 shares of the Company's common stock at an exercise price of $1.60 per share. The warrant expires on March 17, 2017. The fair value of the warrants amounted to $32,067. Additionally, the Company paid $40,000 to the lender in financing costs. The fair value of the warrants and the financing costs were capitalized as deferred financing costs at March 31, 2014. The Company recognized an amortization expense of approximately $3,000 in connection with such deferred financing costs during the three-month period ended March 31, 2014.

	Three-month periods ended
	March 31, 2014	March 31, 2013

Interest and amortization expense associated with line of credit	$3,309	$-

NOTE 9: STOCKHOLDERS’ EQUITY

Common Stock

During the three-month periods ended March 31, 2014 and 2013, the Company generated proceeds of $301,876 and $81,000 from the exercise of 862,500 and 202,500 warrants, respectively.

During the three-month periods ended March 31, 2014 and 2013, the Company issued 519,252 and 42,190 shares of its Common Stock pursuant to the cashless exercise of 600,000 and 66,666 warrants and options, respectively.

Warrants

During the three-month period ended March 31, 2014, the Company issued 46,875 warrants to the Lender. The warrants are exercisable at the price of $1.60 per share and expire in March 2017. The fair value of such warrants, which amounted to $32,067 has been recognized as deferred financing fees is amortized using the effective interest method over the terms of the associated Line of Credit.

The fair value of the warrants granted during the three-month period ended March 31, 2014 is based on the BSM model using the following assumptions:

Effective Exercise price	$1.60
Effective Market price	$1.60
Volatility	64%
Risk-free interest	0.9%
Term (years)	3
Expected dividend rate	0%

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the three-month periods ended March 31, 2014 and 2013 is based on the BSM model using the following assumptions:

	March 31, 2014	March 31, 2013
Effective Exercise price	$1,43-1.60	$0.58
Effective Market price	$1.43-1.60	$0.58
Volatility	64%	62%
Risk-free interest	0.9%	0.36%
Terms (years)	4	4
Expected dividend rate	0%	0%

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Three-month periods ended
	March 31, 2014	March 31, 2013
Weighted-average grant date fair value	$0.73	$0.28
Fair value of options, recognized as selling, general, and administrative expenses	$143,777	$125,781
Number of options granted	907,500	902,500

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $1,971,000 at March 31, 2014 and the Company expects that it will be recognized over the following weighted-average period of 24 months.

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

NOTE 10: COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net (loss) income to comprehensive (loss) income for the three-month periods ended March 31, 2014 and 2013:

	Three-months ended March 31,
	2014	2013
Net (loss) income	$(367,614)	$236,968
Other comprehensive income (loss):
Foreign currency translation adjustment	1,330	(1,281)
Comprehensive (loss) income	$(366,284)	$235,687

The following table sets forth the balance in accumulated other comprehensive loss as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013
Foreign currency translation gain (loss)	$1,330	$-
Accumulated other comprehensive income (loss)	$1,330	$-

NOTE 11: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the three-month periods ended March 31, 2014 and 2013 were approximately as follows:

	Three-month periods ended March 31,
	2014	2013
United States	81%	93%
Europe	15%	4%
Other	4%	3%

NOTE 12: COMMITMENTS AND SUBSEQUENT EVENTS

During January 2014, the Company entered into a 4-year lease for certain office space in Newport Beach, effective February 1, 2014. Under the terms of the lease, the Company initially pays a monthly base rent of approximately $22,000, increasing incrementally to approximately $25,000.

During April, 2014, the Company made principal repayments of $500,000 under its Line of Credit.

On April 25, 2014, the Company filed a Registration Statement on Form S-3 with the SEC to register the sale of up to $20,000,000 of its Common Stock. The Registration Statement has not yet been declared effective by the SEC.

On May 9, 2014, the Company entered into an office sublease agreement with Panattoni Development Company, Inc. to sublease approximately 4,168 usable square feet of office space at 20411 SW Birch Street, Suite 210, Newport Beach, California 92660. The sublease is for a term of approximately two years, commencing on May 1, 2014 and ending May 31, 2016.  The initial base rent for the sublease is $10,445 per month, increasing to $10,841 per month on June 1, 2014 and to $11,039 per month on June 1, 2015.  The Master Landlord will provide up to $49,500 for tenant improvements to the office space.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2013. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ““Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We own and operate CAKE, and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful software-as-a service enterprise solution has been an industry standard for ad networks, publishers, brands, and agencies to measurably improve and optimize digital spend. We currently have over 400 customers driving over 2 billion consumer actions monthly through the CAKE enterprise platform.

CAKE’s multi-channel performance marketing platform merges attribution analytics from display, mobile, retail, lead generation, and affiliate channels. By significantly increasing visibility across the entire customer digital journey, CAKE takes marketing intelligence to a new deeper level that’s easily accessible to all marketers.

The CAKE SaaS proprietary marketing platform is used by some of the world’s leading companies and largest customer-base of enterprise affiliate marketing networks and merchants. CAKE’s solutions are based on reliable, feature rich technology and are bolstered by the industry’s leading customer service and top tier technology partners, assuring the highest level of uptime.

Our revenue model is based on a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), and a training and implementation fee. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen 275% growth from our European client base this quarter when compared to the same period last year. Cake Marketing UK Ltd., our wholly-owned subsidiary located in the United Kingdom, services the European market.

Our business is headquartered in Newport Beach, California, with offices in Santa Monica, California, and London, England, allowing us to provide global support to our client base. We are looking to expand our footprint with additional locations in the United States, South America, Europe and India. The CAKE platform supports multiple languages and currencies so online marketers can track the performance of their marketing campaigns and better target their digital spend on a global scale.

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

Retail tracking is a capability CAKE has introduced into the suite of features. This enables retailers to track the effectiveness of an online campaign at the individual product or SKU level. Retail tracking provides insight into the real value or actual products that are being sold from a specific digital ad. This is important to enable marketers to track which products are being sold from the advertisement placements. In the retail market CAKE has developed a technology that is enabling advertisers to work directly with publishers. With the CAKE platform advertisers now eliminate paying commission fees, develop direct relationships with the affiliates, and gain the transparency needed to make decisions to positively affect their digital spend return on investment.

Our training, account management, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow and could foresee some savings in infrastructure cost due to economies of scale. However, we want to continue to invest in these areas to support our growth.

We have experienced 58% year on year growth during the three-month period ended March 31, 2014 when compared to the same period in 2013. The organic growth has been a result of providing the performance marketing industry a comprehensive suite of business intelligence tools through innovation and what we believe to be a superior product and customer experience.

We intend to grow revenues by investing in sales, marketing, and product development and innovation. We are currently hiring and will continue to hire sales executives globally to target specific verticals and accounts with both agencies and advertisers. We will allocate a significant portion of our marketing budget to being present at tradeshows, industry publications, and providing the support documentation required by sales initiatives. Additional efforts will be made to speak at industry events and write for online publications, increasing awareness of the CAKE suite of products and the thought leadership driving product development.

Our principal offices are located at 20411 SW Birch Street, Suite 250, Newport Beach, CA 92660. Our telephone number there is: (949) 515-2141. Our corporate website is: www.accelerizenewmedia.com, the contents of which are not part of this quarterly report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "ACLZ"

Results of Operations

ACCELERIZE NEW MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	Three-month periods ended		Increase/	Increase/
	March 31,		(Decrease)	(Decrease)
	2014	2013	in $ 2014	in % 2014
	(Unaudited)	(Unaudited)	vs 2013	vs 2013

Revenues	$3,427,197	$2,163,407	$1,236,790	58.4%

Operating expenses:
Cost of revenues	789,099	470,483	318,616	67.7%
Research and development	576,786	380,617	196,169	51.5%
Sales and marketing	1,662,449	615,847	1,006,602	163.5%
General and Administrative	803,168	516,283	286,885	55.6%
Total operating expenses	3,791,502	1,983,230	1,808,272	91.2%

Operating (loss) income	(364,305)	180,177	544,482	302.2%

Other income (expense):
Interest income	-	13,667	(13,667)	-100%
Interest expense	(3,309)	(18,626)	(15,317)	-82.2%
	(3,309)	(4,959)	(1,650)	-33.3%

Net (loss) income from continuing operations	(367,614)	175,218	542,832	NM

Discontinued operations
Net income from discontinued operations	-	61,750	(61,750)	-100%
	-	61,750	(61,750)	-100%

Net (loss) income	$(367,614)	$236,968	$604,582	NM

NM: Not Meaningful

Discussion of Results for Three-Month Periods Ended March 31, 2014 and 2013

Revenues

	Three-Months Ended March 31,		% Change
	2014	2013

Revenues	$3,427,197	$2,163,407	58.4%

We generate revenues from a training and implementation (also known as on-boarding) fee and a monthly licensing fee, supplemented by per-transaction fees paid by customers for monthly platform usage.

The increase in our software licensing revenues during the three-month period ended March 31, 2014, when compared to the prior year period, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of average clients increased 49% during the three-month period ended March 31, 2014, when compared to the prior year period, and our average monthly fee per customer increased 6% during the three-month period ended March 31, 2014, when compared to the prior year period. The increase in the number of customers using our SaaS products and services during the three-month period ended March 31, 2014 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during the remainder of 2014 when compared to 2013.

Cost of Revenues

	Three-Months Ended		%
	March 31,		Change
	2014	2013

Cost of Revenues	$789,099	$470,483	67.7%

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

During the three-month period ended March 31, 2014, when compared to the prior year period, cost of revenues significantly increased reflecting the higher number of employees we hired to support customer on-boarding and training activities, which increased our personnel costs by approximately $494,000, when compared to the same period in 2013, as well as web hosting fees incurred to support our increased number of clients and platform usage, which increased by approximately $451,000, when compared to the same period in 2013.

We believe that our cost of revenues will continue to increase, at lower percentages than our anticipated increase in revenues, during the remainder of 2014, when compared to 2013.

Research and Development Expenses

	Three-Months Ended		%
	March 31,		Change
	2014	2013

Research and Development	$576,786	$380,617	51.5%

Research and development expenses consist primarily of personnel costs associated with the enhancement and the maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses increased during the three-month period ended March 31, 2014, when compared to the prior year period, due to increased staff assigned to the enhancement and maintenance of our software services, which translated into increased personnel costs, offset by the capitalization of software development costs which amounted to $153,996 during the three-month period ended March 31, 2014.

We believe that our research and development expenses will continue to increase during the remainder of 2014, when compared to 2013, as we continue to enhance the features of our SaaS platform. We did not capitalize software development costs during the three-month period ended March 31, 2013.

Sales and Marketing Expenses

	Three-Months Ended		%
	March 31,		Change
	2014	2013

Sales and Marketing	$1,622,449	$615,847	163.5%

Sales and marketing expenses primarily consist of personnel costs associated with the sale and the marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The increase in sales and marketing expenses during the three-month period ended March 31, 2014, when compared to the prior year period, is primarily due to the increased number of employees associated with the sale of our products as well as increased expenditures in our marketing programs, primarily trade shows. Additionally, we amortized intangible assets and customer relationships of $167,000 during the three-month period ended March 31, 2014.

We believe that our sales and marketing expenses will continue to increase in 2014 as we continue to hire more sales and marketing personnel in the U.S. and in Europe in anticipation of increased revenues and as we increase our expenditures in certain marketing programs, such as trade shows. Additionally, the amortization of the customer relationships we acquired from our former competitor in November 2013 will amount to $501,000 during the remainder of 2014, while we did not incur such expenditures during the three-month period ended March 31, 2013.

General and Administrative Expenses

	Three-Months Ended		%
	March 31,		Change
	2014	2013

General and administrative	$803,168	$516,283	55.6%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

The increase in general and administrative expenses during the three-month period ended March 31, 2014, when compared with the prior year period, is primarily due to the increased number of employees assigned to support our organization. Additionally, as we continued to expand in Europe in the first quarter of 2014, we incurred increased up-front expenses related to developing and integrating our operations in Europe prior to a commensurate increase in revenues. Furthermore, we have increased our efforts in investor relations.

We believe that our general and administrative expenses will continue to increase during the remainder of 2014 as we expect that the scope of our operations will continue to increase.

Interest Income

	Three-Months Ended		%
	March 31,		Change
	2014	2013

Interest Income	$-	$13,667	-100%

Interest income consists of interest payments associated with our note receivable delivered to us by the buyer of our online marketing services division and the amortization of the related original issuance discount.

The decrease in interest income during the three-month period ended March 31, 2014, when compared to the prior year period, is due to the note receivable delivered to us by the buyer of our online marketing services division during September 2012 which was satisfied by the borrower in June 2013.

Due to the cancellation of this note receivable, we will not recognize any further interest income from the note receivable during the remainder of 2014.

Interest Expense

	Three-Months Ended		%
	March 31,		Change
	2014	2013

Interest Expense	$(3,309)	$(18,626)	-82.2%

Interest expense consists of interest charges and amortization of debt discount associated with our 12% Convertible Notes Payable, our 12% Note Payable, and our Line of Credit.

The decrease in interest expenses during the three-month period ended March 31, 2014 is primarily due to a lower weighted average interest-bearing balance of our debt during this period, when compared to the prior year period.

Due to the satisfaction of all of our then existing interest-bearing liabilities during the third quarter of 2013, we do not believe that our interest expense will increase during 2014, unless we finance the working capital from increased operations through our Line of Credit. Our interest expense may increase during the remainder of 2014 depending on our liquidity needs and we may choose to finance our working capital needs through our operations and from our Line of Credit.

Discontinued operations

	Three-Months Ended		%
	March 31,		Change
	2014	2013

Gain from disposal of discontinued operations	$-	$61,750	-100%

We sold our online marketing services division in September of 2012.

The gain during the three-month period ended March 31, 2013 resulted primarily from disposition proceeds received as in-kind services from the buyer of our online marketing services division. We did not receive such in-kind services during the three-month period ended March 31, 2014.

We do not anticipate recognizing additional gains or losses from the disposal of discontinued operations during the remainder of 2014.

Liquidity and Capital Resources

	Ending balance at		Average balance during
	March 31,		three-months ended March 31,
	2014	2013	2014	2013
Cash	$1,130,870	$357,389	$1,144,093	$211,561
Accounts receivable	1,414,404	838,306	1,228,038	626,979

Accounts payable and accrued expenses	1,495,774	218,521	1,599,391	395,730
Convertible notes payable excluding debt discount	-	176,244	-	185,479
Notes payable, excluding debt discount	-	98,796	-	256,498
Line of Credit	500,000	-	21,739	-

At March 31, 2014 and 2013, 58% and 84%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity historically include the sale of our securities and other financing activities, such as the issuance of the 12% Note Payable in January 2011, and more recently, our cash flow from operating activities. We also completed the sale of our online marketing services division in September 2012, which generated $379,000. Most recently, we have entered into the Line of Credit. In August 2013, we satisfied all our then existing interest-bearing outstanding obligations by paying the remaining principal amount of $22,500 and $122,500 on the 12% Note Payable and certain 12% Convertible Notes Payable, respectively, from existing cash on hand. Additionally, we issued 131,411 shares of our Common Stock in satisfaction of $52,564 of principal and interest on certain 12% Convertible Notes Payable. We believe we have sufficient cash to fund our operations for the next 12 months.

We do not have any material commitments for capital expenditures of tangible items, with the exception of tenant improvements to our principal place of business, net of reimbursements from the landlord, amounting to approximately $75,000, which will be incurred during the second quarter of 2014. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures were $37,875 and $47,806, respectively, during the three-month period ended March 31, 2014 and 2013.

We have material commitments for payments under an agreement with a former competitor from whom we purchased certain customer relationships, as referenced on our consolidated balance sheet at December 31, 2013, related to our business. Pursuant to the agreement, we will pay $1 million payable in four installments of $250,000 every quarter, effective March 2014. Additionally, the former competitor will refer potential clients to us. The consideration for the referrals amounts to 25% of the revenues generated from such customers for a period of up to a year. We paid the first installment of $250,000 in March 2014 and we owe the remaining $750,000 under this arrangement at March 31, 2014.

On March 17, 2014, we entered into the Line of Credit with the Lender to borrow up to a maximum of $3,000,000 at our discretion. Amounts borrowed will accrue interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum. Accrued interest on amounts borrowed is payable monthly and all other amounts borrowed will be payable in full on the maturity date of March 17, 2016, which maturity date may be extended to March 17, 2017 if we provide a fully-funded business plan acceptable to Lender by January 15, 2016 and no event of default has occurred.

The Line of Credit contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and customer renewal levels, limiting capital expenditures and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. The occurrence of a material adverse change will be an event of default under the Line of Credit, in addition to other customary events of default. We granted the Lender a security interest in all of our personal property and intellectual property.

We owed $500,000 under the Line of Credit at March 31, 2014 which we subsequently repaid in full in April 2014. The interest rate for the amount borrowed was 5.5% per annum.

 Changes in Cash Flows

	Three-Month Periods Ended
	March 31,
	2014	2013
Cash flows from operating activities

Net (loss) income from continuing operations	$(367,614)	$236,968
Non-cash adjustments
Fair value of options	143,777	125,781
Depreciation and amortization	257,036	12,598
Other	(32,948)	(1,243)

Changes in assets and liabilities
Accounts receivable	(336,782)	(164,488)
Accounts payable and accrued expenses	(206,803)	(66,268)
Other	(54,316)	(22,751)
Net cash (used in) provided by continuing operations	(597,650)	120,597

Cash flows from investing activities
Proceeds from sale of discontinued operations	-	18,000
Capitalized software for internal use	(153,996)	-
Capital expenditures	(37,875)	(47,806)
Net cash (used in) investing activities	(191,871)	(29,806)

Cash flows from financing activities
Repayment of notes payable	-	(45,000)
Proceeds from line of credit	500,000	-
Payment of financing costs	(40,000)	-
Proceeds from exercise of warrants	301,876	81,000
Net cash provided by financing activities	761,876	36,000

Effect of exchange rate changes on cash	1,200	(1,328)

Net variation in cash	$(26,445)	$125,463

Three-months ended March 31, 2014

The increase in accounts receivable as of March 31, 2014 is primarily due to a commensurate increase in revenues. The decrease in accounts payable and accrued expenses during the three-month period ended March 31, 2014 is primarily due to a payment of $250,000 to our former competitor, following the purchase of customer relationships.

Cash used in investing activities during the three-month period ended March 31, 2014 consists of recurring purchases of computer equipment and other capital expenditures of approximately $38,000, and capitalization of development costs for internal-use software of approximately $154,000.

Cash provided by financing activities during the three-month period ended March 31, 2014 resulted from the proceeds from the exercise of warrants of approximately $302,000 and a $500,000 draw down on the Line of Credit on March 17, 2014. This amount was offset by $40,000 in financing costs.

Despite an increase in revenues, the decrease in net cash flows during the three-month period ended March 31, 2014 was due to a higher increase in correlated web-hosting and payroll costs, as well as an increase in accounts receivable primarily due to a commensurate increase in revenues, and decreased accounts payables and accrued expenses due primarily to higher operating costs necessary to support our existing and anticipated growth.

Three-months ended March 31, 2013

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

Capital Raising Transactions

Exercise of warrants

We generated proceeds of $301,876 from the exercise of 862,500 warrants during the three-month period ended March 31, 2014.

Other outstanding obligations at March 31, 2014

Line of Credit

As of March 31, 2014, we owed $500,000 under the Line of Credit which we subsequently repaid in full in April 2014.

Warrants

As of March 31, 2014, 4,655,000 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of March 31, 2014, 19,841,688 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

Signing of Sublease for Additional Office Space Adjacent to our Current Office in Newport Beach; Appointment of Michael Lin and Santi Pierini as Executive Officers.

Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 1.01 of “Entry into a Material Definitive Agreement” of Form 8-K in lieu of filing a Form 8-K.

On May 9, 2014, we entered into an office sublease agreement with Panattoni Development Company, Inc. to lease approximately 4,168 usable square feet of office space at 20411 SW Birch Street, Newport Beach, California 92660. Our principal executive office currently occupies approximately 8,754 usable square feet at the same address and the subleased space is adjacent to our office. The sublease is for an approximate term of two years, commencing on May 1, 2014 and ending on May 31, 2016. The initial base rent for the sublease is $10,444.50 per month, increasing to $11,038.50 per month by the end of the term. We will also pay a 5.33% share of the premises’ operating expense over the term of the sublease.

Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 8.01 “Other Events” of Form 8-K in lieu of filing a Form 8-K.

On May 9, 2014, Michael Lin and Santi Pierini were appointed by our Board of Directors as executive officers. The appointment follows an increase in their respective duties and responsibilities and the decision of our Board of Directors to have Mr. Lin and Mr. Pierini report directly to our Chief Executive Officer.

Mr. Lin, who is 43 years old, has been employed by us since June 2013 in the position of Executive Vice President of Finance. From 2012 to June 2013 Mr. Lin was the Chief Financial Officer of Gehry Technologies, from 2009 to 2011 he was the Chief Financial Officer of Uniloc USA/BlueCava and from 2003 to 2008 he was the Vice President of Finance and Strategic Planning at Fasst Search & Transfer/Microsoft. Mr. Lin is a graduate of Hosftra University with a B.B.A. in Finance and a M.B.A. from Babson College.

Mr. Pierini, who is 51 years old, has been employed by us since February 2014 in the position of Executive Vice President of Marketing. From 2010 to January 2014 Mr. Pierini was Senior Vice President Product Strategy and Marketing at TodoCast TV and from 2009 to 2010 he was Chief Marketing Officer for InQuira. Mr. Pierini is a graduate of California Polytechnic State University, San Luis Obispo with a B.S. in Computer Science.

Mr. Lin’s employment agreement, as amended, was entered into on June 26, 2013 and Mr. Lin’s employment is at will. Under the agreement Mr. Lin is entitled to an annual base salary of $283,250. Mr. Lin is entitled to other benefits including reimbursement for reasonable business expenses and payment towards health insurance premiums. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Pierini’s employment agreement was entered into on February 10, 2014 and Mr. Pierini’s employment is at will. Under the agreement Mr. Pierini is entitled to an annual base salary of $215,000. If we terminate Mr. Pierini’s employment without cause, he shall be entitled to a severance payment of 50% of his annual base salary. Mr. Pierini is entitled to other benefits including reimbursement for reasonable business expenses and payment of health insurance premiums. The agreement contains customary confidentiality and assignment of work product provisions.

In connection with their appointment as executive officers, we have entered into our standard indemnification agreement for officers and directors with Mr. Lin and Mr. Pierini.

Item 6.  Exhibits

4.1	Warrant to Purchase Stock issued March 17, 2014 (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on March 19, 2014).

10.1

Standard Multi-Tenant Office Lease – Gross, dated as of January 8, 2014, between Ferrado Bayview, LLC and Accelerize New Media, Inc. (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 14, 2014).

10.2

Loan and Security Agreement, dated March 17, 2014, between Accelerize New Media, Inc. and Square 1 Bank (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on March 19, 2014).

10.3

Intellectual Property Security Agreement, dated March 17, 2014, between Accelerize New Media, Inc. and Square 1 Bank (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on March 19, 2014).

10.4	Form of Indemnification Agreement.*

10.5	Sublease, dated as of May 1, 2014, between Panattoni Development Company, Inc. and Accelerize New Media, Inc.*

10.6	Employment Agreement, dated as of June 26, 2013, between Michael Lin and Accelerize New Media, Inc.*

10.7	Amendment No. 1 to Employment Agreement, dated as of January 8, 2014, between Michael Lin and Accelerize New Media, Inc.*

10.8	Employment Agreement, dated as of February 10, 2014, between Santi Pierini and Accelerize New Media, Inc.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive (Loss) Income, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: May 13, 2014	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (principal executive and principal financial officer)