Form 10-K/A
period 2013-12-31
ACCELERIZE NEW MEDIA INC
filed 2014-06-19
CIK 1352952

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K, or Form 10-K/A, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or the Annual Report, which was originally filed with the Securities and Exchange Commission on March 25, 2014, to clarify, amend and restate Part II, Item 9A of the Annual Report relating to our evaluation of our disclosure controls and procedures.

In addition, we are filing, as indicated under Part IV, Item 15 in this Form 10-K/A, as exhibits certain currently dated certifications.

Except as described in the preceding paragraphs, we do not purport by this Form 10-K/A to update any of the information contained in the Annual Report.

PART II

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, our management, with the participation of our Chief Executive Officer, who is our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, and in light of the material weaknesses found in our internal control over financial reporting, our Chief Executive Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

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

During our assessment of the design and the effectiveness of internal control over financial reporting as of December 31, 2013, management identified the following material weaknesses:

●	There is no documentation that the Board of Directors monitored or provided oversight responsibility related to financial reporting and related internal controls and considered its effectiveness;

●	While we have processes in place, there are no formal written policies and procedures related to certain financial reporting processes;

●	There is no formal documentation in which management specified financial reporting objectives to enable the identification of risks, including fraud risks; and

●

From November 2010 until April 2014, our Board of Directors consisted of only one member and we lack the resources and personnel to implement proper segregation of duties or other risk mitigation systems.

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

PART IV

 Item 15.  Exhibits and Financial Statement Schedules

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

10.12

Referral Agreement, dated November 22, 2013, between Digital River Marketing Solutions, Inc. and Accelerize New Media, Inc. (portions of this exhibit have been omitted pursuant to a grant of confidential treatment) (incorporated by reference to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 25, 2014).

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

23.1	Consent of RBSM LLP (incorporated by reference to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 25, 2014).

31.1**	Rule 13a-14(a) Certification.

31.2**	Rule 13a-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350 (furnished with the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 25, 2014).

101.1

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (ii) the Statements of Cash Flows, and (iv) related notes to these financial statements (incorporated by reference to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 25, 2014).

*     Management contract or compensatory plan or arrangement.

**   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

By:    /s/ Brian Ross

Brian Ross

President, Chief Executive Officer and Treasurer

Date: June 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Brian Ross	President, Chief Executive Officer, Treasurer and Director	June 19, 2014
Brian Ross	(Principal executive and financial officer)

By: /s/ Gregory Akselrud	Director	June 19, 2014
Gregory Akselrud

By: /s/ Mario Marsillo, Jr.	Director	June 19, 2014
Mario Marsillo, Jr.