Form 10-Q/A
period 2014-03-31
ACCELERIZE NEW MEDIA INC
filed 2014-06-19
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q, or Form 10-Q/A, to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, or the Quarterly Report, which was originally filed with the Securities and Exchange Commission on May 13, 2014, to clarify, amend and restate Part I, Item 4 of the Quarterly Report relating to our evaluation of our disclosure controls and procedures.

In addition, we are filing, as indicated under Part II, Item 6 in this Form 10-Q/A, as an exhibit a currently dated certification.

Except as described in the preceding paragraphs, we do not purport by this Form 10-Q/A to update any of the information contained in the Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2014, due to continuing material weaknesses in our internal control over financial reporting (as discussed more fully in our Annual Report on Form 10-K/A (Amendment No. 1) filed with the SEC on June 19, 2014) our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

10.4	Form of Indemnification Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2014).

10.5

Sublease, dated as of May 1, 2014, between Panattoni Development Company, Inc. and Accelerize New Media, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2014).

10.6

Employment Agreement, dated as of June 26, 2013, between Michael Lin and Accelerize New Media, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2014).

10.7

Amendment No. 1 to Employment Agreement, dated as of January 8, 2014, between Michael Lin and Accelerize New Media, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2014).

10.8

Employment Agreement, dated as of February 10, 2014, between Santi Pierini and Accelerize New Media, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2014).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350 (furnished with the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2014).

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive (Loss) Income, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2014).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: June 19, 2014	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (principal executive and principal financial officer)