Form 10-Q
period 2014-06-30
ACCELERIZE NEW MEDIA INC
filed 2014-08-13
CIK 1352952

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 12, 2014, was 61,200,829.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize New Media, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations that our revenues will increase in 2014, our expansion plans, our intention to deliver a multi-channel marketing hub, our proposed new products, our intentions to grow revenues by investing in sales and marketing efforts, and our spending on research and development, training, account management and support personnel, we are using forward looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize New Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 25, 2014. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE NEW MEDIA, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE NEW MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2014	2013
	(Unaudited)
Current Assets:
Cash	$1,421,163	$1,157,315
Accounts receivable, net of allowance for bad debt of $38,444 and $59,072	1,587,710	1,041,671
Prepaid expenses and other assets	39,712	85,026
Total current assets	3,048,585	2,284,012

Property and equipment, net of accumulated depreciation of $416,801 and $171,856	1,009,855	756,696
Customer relationships, net of accumulated amortization of $370,371 and $37,037	629,629	962,963
Deferred financing costs, net of accumulated amortization of $3,750	43,317	-
Other assets	38,006	-
Total assets	$4,769,392	$4,003,671

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,687,167	$1,703,007
Deferred revenues	45,304	83,311
Line of credit	1,000,000	-
Total current liabilities	2,732,471	1,786,318

Stockholders' Equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 60,620,256 and 58,394,975 shares issued and outstanding	60,618	58,394
Additional paid-in capital	18,797,324	17,908,278
Accumulated deficit	(16,823,420)	(15,749,319)
Accumulated other comprehensive gain	2,399	-

Total stockholders’ equity	2,036,921	2,217,353

Total liabilities and stockholders’ equity	$4,769,392	$4,003,671

 See Notes to Unaudited Condensed Consolidated Financial Statements.

 ACCELERIZE NEW MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:	$3,906,409	$2,259,395	$7,333,606	$4,422,802

Operating expenses:
Cost of revenue	1,108,112	491,212	1,897,211	961,695
Research and development	757,868	434,365	1,334,654	814,982
Sales and marketing	1,910,650	764,730	3,533,099	1,380,577
General and administrative	841,198	535,494	1,644,366	1,051,777
Total operating expenses	4,617,828	2,225,801	8,409,330	4,209,031

Operating (loss) income	(711,419)	33,594	(1,075,724)	213,771

Other income (expense):
Interest income	7,044	1,078	7,044	14,745
Interest expense	(2,112)	(14,495)	(5,421)	(33,121)
	4,932	(13,417)	1,623	(18,376)

(Loss) income from continuing operations	(706,487)	20,177	(1,074,101)	195,395

Discontinued operations
Gain from the disposal of discontinued operations	-	38,611	-	100,361
Income from discontinued operations, net	-	38,611	-	100,361

Net (loss) income	$(706,487)	$58,788	$(1,074,101)	$295,756

Earnings per share:
Basic
Continuing operations	$(0.01)	$-	$(0.02)	$-
Discontinued operations	$-	$-	$-	$-
Net (loss) income per share	$(0.01)	$-	$(0.02)	$0.01

Diluted
Continuing operations	$(0.01)	$-	$(0.02)	$-
Discontinued operations	$-	$-	$-	$-
Net (loss) income per share	$(0.01)	$-	$(0.02)	$-

Basic weighted average common shares outstanding	60,026,430	56,644,643	59,401,930	56,337,069
Diluted weighted average common shares outstanding	60,026,430	75,346,900	59,401,930	72,369,773

 See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2014	2013	2014	2013

Net (loss) income	$(706,487)	$58,788	$(1,074,101)	$295,756

Foreign currency translation gain (loss)	1,069	86	2,399	(1,195)
Total other comprehensive gain (loss)	1,069	86	2,399	(1,195)

Comprehensive (loss) income	(705,418)	58,874	(1,071,702)	294,561

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-month periods ended
	June 30
	2014	2013
Cash flows from operating activities:
Net (loss) income from continuing operations	$(1,074,101)	$195,395
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	578,278	27,837
Amortization of debt discount	3,750	17,858
Provision for bad debt	(20,628)	7,186
Fair value of services in lieu of proceeds from note receivable	-	120,250
Fair value of options	287,985	251,235
Amortization of original issuance discount	-	(11,889)
Changes in operating assets and liabilities:
Accounts receivable	(525,412)	(202,508)
Other assets	(38,006)	(9,439)
Prepaid expenses	45,314	(49,674)
Accounts payable and accrued expenses	9,160	(42,361)
Deferred revenues	(38,007)	26,638
Net cash (used in) provided by continuing operations	(771,667)	330,528
Net cash provided by discontinued operations	-	-
Net cash (used in) provided by operating activities	(771,667)	330,528

Cash flows provided by (used in) investing activities:
Proceeds from sale of lead generation business	-	80,000
Capitalized software for internal use	(311,106)	-
Capital expenditures	(186,997)	(66,416)
Net cash (used in) provided by investing activities	(498,103)	13,584

Cash flows provided by (used in) financing activities:
Principal repayments on notes payable	-	(90,000)
Proceeds from line of credit, net	1,000,000	-
Payment of financing costs	(40,000)	-
Net proceeds from exercise of warrants	571,219	421,996
Net cash provided by financing activities	1,531,219	331,996

Effect of exchange rate changes on cash	2,399	(1,394)

Net increase in cash	263,848	674,714

Cash, beginning of period	1,157,315	231,926
Cash, end of period	$1,421,163	$906,640

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$22,205
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with line of credit	$32,067	$19,889

 See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE NEW MEDIA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Accelerize New Media, Inc., a Delaware corporation, incorporated on November 22, 2005, owns and operates CAKE, a marketing technology Software-as-a-Service, or SaaS, company, providing online tracking, attribution and analytics solutions for advertisers and online marketers.

The Company provides software solutions and services for businesses interested in expanding their online advertising spend.

The condensed consolidated balance sheet presented as of December 31, 2013 has been derived from our audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2014.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and six-month period ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the results of operations of Cake Marketing UK Ltd., or the Subsidiary. All material intercompany accounts and transactions between the Company and the Subsidiary have been eliminated in consolidation.

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

Reclassification

The financial statements for the three and six-month periods ended June 30, 2013 have been reclassified to reflect certain training and account management expenses as cost of revenues and sales and marketing expenses separately from our general and administrative expenses as well as to allocate certain unallocated general and administrative expenses to the Company’s functional areas.

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

	June 30, 2014	December 31, 2013

Allowance for doubtful accounts	$38,444	$59,072

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the six-month period ended June 30, 2014, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at June 30, 2014 or December 31, 2013.  The Company does not require any collateral from its customers.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC Topic 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The Company’s SaaS revenues are generated from implementation and training fees and a monthly license fee, supplemented by per transaction fees paid by customers for monthly platform usage. The initial term of the customer contract is generally one year and each party may cancel the contract within that period with 30-days’ prior notice. The Company does not provide any general right of return for its delivered items. Services associated with the implementation and training fees have standalone value to the Company’s customers, as there are third-party vendors who offer similar services to the Company’s services. Accordingly, they qualify as separate units of accounting. The Company allocates a fair value to each element deliverable at the recognition date and recognizes such value when the services are provided. The Company bases the fair value of the implementation and training fees on third-party evidence and the monthly license fee on vendor-specific objective evidence. Fees charged by third-party vendors for implementation and training services do not vary significantly from the fees charged by the Company. Services associated with implementation and training fees are generally rendered within a month from the initial contract date. The value attributed to the monthly license fees as well as the fees associated with monthly transaction-based platform usage are recognized in the corresponding period.

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

However, the Company believes that there is no value to the derivative liabilities associated with such instruments at June 30, 2014 and December 31, 2013. The Company’s obligations under its 12% Convertible Notes Payable and the warrants issued in connection with the 12% Note Payable have been satisfied without issuing additional consideration to the holders.

 Advertising

The Company expenses advertising costs as incurred.

	Six-month periods ended,
	June 30, 2014	June 30, 2013

Advertising expense	$119,310	$18,785

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of $311,106 during the six-months ended June 30, 2014. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to $651,902 and $508,257 at June 30, 2014 and December 31, 2013, respectively. The Company’s amortization expenses associated with capitalized software development costs amounted to $167,461 during the six-month period ended June 30, 2014. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the six-month period ended June 30, 2014 and 2013. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net (loss) income from continuing operations	$(706,487)	$20,177	$(1,074,101)	$195,395
Net income from discontinued operations	-	38,611	-	100,361
Net (loss) income	$(706,487)	$58,788	$(1,074,101)	$295,756

Denominator:
Denominator for basic earnings per share--weighted average shares	60,026,430	56,644,643	59,401,930	56,337,069
Effect of dilutive securities- when applicable:
Stock options	-	13,245,665	-	11,747,420
Warrants	-	5,456,592	-	4,285,284
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	60,026,430	75,346,900	59,401,930	72,369,773

Earnings (loss) per share:
Basic
Continuing operations, as adjusted	$(0.01)	$0.00	$(0.02)	$0.00
Discontinued operations	$-	$0.00	$-	$0.00
Net (loss) earnings per share- basic	$(0.01)	$0.00	$(0.02)	$0.01

Diluted
Continuing operations, as adjusted	$(0.01)	$0.00	$(0.02)	$0.00
Discontinued operations	$-	$0.00	$-	$0.00
Net earnings(loss) per shares-diluted	$(0.01)	$0.00	$(0.02)	$0.00

Weighted-average anti-dilutive common share equivalents	15,544,549	9,730,706	15,822,329	12,400,259

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized

Property and equipment consist of the following at:

	June 30, 2014	December 31, 2013
Internal use software costs	$875,750	$564,644
Computer equipment and software	415,147	269,933
Office furniture and equipment	135,759	93,975
	1,426,656	928,552
Accumulated depreciation	(416,801)	(171,856)
	$1,009,855	$756,696

	Six-month periods ended
	June 30, 2014	June 30, 2013

Depreciation expense	$77,484	$27,837
Amortization expense on internal software	$167,461	$-

NOTE 3: DISCONTINUED OPERATIONS

During the six-month period ended June 30, 2013, the Company recognized $100,361 of gain from the disposal of discontinued operations from in-kind services provided by the buyer of its online marketing services business. The sale of the Company’s online marketing services business closed in September 2012. All obligations of the buyer to the Company were satisfied by December 2013.

The components of the gain from disposal of discontinued operations are as follows:

	Six-month periods ended
	June 30,
	2014	2013

Services received in lieu of note receivable	$-	$120,250
Write-down of note receivable	-	(19,889)
Gain from disposal of discontinued operations	$-	$100,361

NOTE 4: PREPAID EXPENSES

At June 30, 2014 the Company’s prepaid expenses consisted primarily of tradeshow costs. At December 31, 2013, the Company’s prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 5: CUSTOMER RELATIONSHIPS

During November 2013, the Company completed its acquisition of certain customer relationships of a former competitor. Pursuant to the acquisition, the Company will pay $1 million payable in four installments of $250,000 every quarter, effective March 2014. Additionally, the former competitor will refer potential clients to the Company. The consideration for the referrals amounts to 25% of the revenues generated from such customers for a period of up to one year. The Company has capitalized the acquisition cost, which approximates fair value of the customer relationships, which amounts to $1,000,000 at December 31, 2013. The Company amortizes such customer relationships over a period of 18 months. The Company incurred amortization expense related to the customer relationships of $333,334 during the six-month period ended June 30, 2014. The amortization amount for the Customer relationships, by fiscal year over the remaining useful life is as follows:

Remainder of 2014	$333,333
2015	296,296
$629,629

NOTE 6: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	June 30, 2014	December 31, 2013

Deferred revenues	$45,304	$83,311

NOTE 7: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

12% Convertible Notes Payable & 12% Note Payable

The Company had its 12% Convertible Notes Payable of $176,244, including accrued interest, outstanding during the six-month period ended June 30, 2013.  The Company satisfied its remaining obligations under the 12% Convertible Notes Payable in August 2013. The 12% Convertible Notes Payable bore interest at 12% per annum.

The 12% Note Payable was outstanding during the six-month period ended June 30, 2013. The Company satisfied its remaining obligations under the 12% Note Payable in August 2013. The 12% Note Payable, as amended, bore interest at a rate of 12% per annum and matured in August 2013.

The Company made principal repayments of $90,000 on its 12% Note Payable during the six-month period ended June 30, 2013.

	Six-month periods ended
	June 30, 2014	June 30, 2013

Interest and amortization expense associated with the 12% Convertible Notes Payable and 12% Note Payable	$-	$33,121

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

The Company borrowed $1,500,000 from the Line of Credit during the six-month period ended June 30, 2014. The amount due under the Line of Credit amounts to $1,000,000 as of June 30, 2014. The interest rate for the amount borrowed is 5.5% per annum.

In connection with the Line of Credit, the Company issued to the Lender a warrant to purchase up to 46,875 shares of the Company's common stock at an exercise price of $1.60 per share. The warrant expires on March 17, 2017. The fair value of the warrants amounted to $32,067. Additionally, the Company paid approximately $40,000 to the lender in financing costs. The fair value of the warrants as well as the financing costs not expensed, which amounted to $15,000, were capitalized as deferred financing costs at June 30, 2014. The Company recognized an amortization expense of $3,750 in connection with such deferred financing costs during the six-month period ended June 30, 2014.

	Six-month periods ended
	June 30, 2014	June 30, 2013

Interest and amortization expense associated with the Line of Credit	$4,667	$-

NOTE 9: STOCKHOLDERS’ EQUITY

Common Stock

During the six-month periods ended June 30, 2014 and 2013, the Company generated proceeds of $571,219 and $421,996 from the exercise of 1,632,051 and 827,690 warrants, respectively.

During the six-month period ended June 30, 2014, the Company issued 538,542 and 54,688 shares of its Common Stock pursuant to the cashless exercise of 626,250 and 79,158 warrants and options, respectively.

Warrants

On March 17, 2014, the Company issued 46,875 warrants to the Lender. The warrants are exercisable at the price of $1.60 per share and expire on March 2017. The fair value of such warrants, which amounted to $32,067 has been recognized as deferred financing fees is amortized using the effective interest method over the terms of the associated Line of Credit.

The fair value of the warrants granted during the six-month period ended June 30, 2014 is based on the BSM model using the following assumptions:

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the six-month periods ended June 30, 2014 and 2013 is based on the BSM model using the following assumptions:

	June 30, 2014	June 30, 2013
Effective Exercise price	$1.43-1.80	$0.58
Effective Market price	$1.43-1.80	$0.58
Volatility	64%	62%
Risk-free interest	0.9%	0.36%
Terms (years)	4	4
Expected dividend rate	0%	0%

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Six-month periods ended
	June 30, 2014	June 30, 2013
Weighted-average grant date fair value	$1.51	$0.59
Fair value of options, recognized as selling, general, and administrative expenses	$287,985	$251,235
Number of options granted	1,017,500	942,500

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $1,915,807 at June 30, 2014 and the Company expects that it will be recognized over the following weighted-average period of 22 months.

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

NOTE 10: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net income (loss) to comprehensive income (loss) for the six-month periods ended June 30, 2014 and 2013:

	Six months ended
	June 30,
	2014	2013
Net (loss) income	$(1,074,101)	$295,756
Other comprehensive income (loss):
Foreign currency translation adjustment	2,399	(1,195)
Comprehensive (loss) income	$(1,071,702)	$294,561

The following table sets forth the balance in accumulated other comprehensive gain as of June 30, 2014 and December 31, 2013, respectively:

	June 30,	December 31,
	2014	2013
Foreign currency translation gain	$2,399	$-
Accumulated other comprehensive income	$2,399	$-

NOTE 11: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the six-month periods ended June 30, 2014 and 2013 were approximately as follows:

	Six-month periods ended June 30,
	2014	2013
United States	79%	89%
Europe	15%	9%
Other	6%	2%

NOTE 12: COMMITMENTS AND SUBSEQUENT EVENTS

During July 2014, the Subsidiary entered into a 5-year lease for certain office space in London, England, effective July 29, 2014. Under the terms of the lease, the Subsidiary pays a monthly base rent of approximately $12,700.

During July 2014, the Company made principal repayments of $1,000,000 under its line of credit.

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

Overview

We own and operate CAKE, and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful software-as-a service solution has been an industry standard for ad networks, publishers, brands, and agencies to measurably improve and optimize digital spend. We currently have over 450 customers driving over 5 billion consumer actions monthly through the CAKE platform.

The CAKE SaaS proprietary marketing platform is used by some of the world’s leading companies and largest customer-base of enterprise affiliate marketing networks and merchants. CAKE’s solutions are based on reliable, feature rich technology and are bolstered by the industry’s leading customer service and top tier technology partners, assuring the highest level of uptime.

During the quarter ended June 30, 2014, the company began development of a new suite of enterprise software-as-a-service solutions purpose-designed to satisfy the digital marketing needs of advertisers. Currently, advertisers struggle to properly track and optimize online advertising campaigns across multiple marketing channels (including, display, search, email, shopping, affiliate and more). In addition, the pressure on advertisers to understand how digital marketing impacts the entire sales cycle has brought with it additional challenges - curbing wasteful spending, analyzing existing campaigns, determining improvements for future campaigns, and detecting fraudulent activity.

In the second half of 2014, we will be delivering an intuitive, multi-channel marketing hub that provides tracking, attribution, and reporting to allow advertisers to optimize the performance of their digital spend. Our new product line will allow advertisers to accurately measure the paths that lead customers to a brand and ultimately, determine which paths influence the conversion across the entire digital customer journey. The new products are built on the same high-performance technology platform as our current offering that has long been an industry standard for affiliate networks and publishers.

 Our revenue model is based on a monthly license fee, a usage fee (based on volume of online events), and a training and implementation fee. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen a 67% and 200% growth from our European and Other segments, respectively, during the six months ended June 30, 2014 when compared to the same period last year. Cake Marketing UK Ltd., our wholly-owned Subsidiary located in the United Kingdom, services the European market.

Our business is headquartered in Newport Beach, California, with offices in Santa Monica, New York and London, allowing us to provide global support to our client base. We are looking to expand our footprint with additional locations in the United States, South America, Europe and India. The CAKE platform supports multiple languages and currencies so online marketers can track the performance of their marketing campaigns and better target their digital spend on a global scale.

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

We experienced 66% year on year growth in revenue during the six-month period ended June 30, 2014 when compared to the same period in 2013. We saw a 52% increase in the number of clients and a 10% increase in the average revenue per client during the six-month period ended June 30, 2014 when compared to the same period in 2013. Additionally, we saw average monthly revenue churn of 0.6% for the first six months of 2014. Revenue churn is defined as the amount of revenue lost from the customers in the prior month. The organic growth has been a result of providing the marketing technology industry a comprehensive suite of marketing intelligence tools through innovation and what we believe to be a superior product and customer experience.

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

    Our Common Stock is quoted on the OTCQB Marketplace under the symbol "ACLZ."

 Results of Operations

ACCELERIZE NEW MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

			Increase/	Increase/			Increase/	Increase/
	Three-month periods ended		(Decrease)	(Decrease)	Six-month periods ended		(Decrease)	(Decrease)
	June 30,		in $ 2014	in % 2014	June 30,		in $ 2014	in % 2014
	2014	2013	vs 2013	vs 2013	2014	2013	vs 2013	vs 2013

Revenue:	$3,906,409	$2,259,395	1,647,014	72.9%	$7,333,606	$4,422,802	2,910,804	65.8%

Operating expenses:
Cost of revenues	1,108,112	491,212	616,900	125.6%	1,897,211	961,695	935,516	97.3%
Research and development	757,868	434,365	323,503	74.5%	1,334,654	814,982	519,672	63.8%
Sales and marketing	1,910,650	764,730	1,145,920	149.8%	3,533,099	1,380,577	2,152,522	155.9%
General and administrative	841,198	535,494	305,704	57.1%	1,644,366	1,051,777	592,589	56.3%
Total operating expenses	4,617,828	2,225,801	2,392,027	107.5%	8,409,330	4,209,031	4,200,299	99.8%

Operating (loss) income	(711,419)	33,594	(745,013)	-2,217.7%	(1,075,724)	213,771	(1,298,495)	-603.2%

Other income (expense):
Interest income	7,044	1,078	5,966	553.5%	7,044	14,745	(7,701)	-52.2%
Interest expense	(2,112)	(14,495)	12,383	-85.4%	(5,421)	(33,121)	27,700	-83.6%
	4,932	(13,417)	18,349	-136.8%	1,623	(18,376)	19,999	-108.8%

Net (loss) income from continuing operations	(706,487)	20,177	(726,664)	-3,601.4%	(1,074,101)	195,395	(1,269,496)	-649.7%

Discontinued operations
Net income from discontinued operations	-	38,611	(38,611)	-100.0%	-	100,361	(100,361)	-100.0%
	-	38,611	(38,611)	-100.0%	-	100,361	(100,361)	-100.0%

Net (loss) income	$(706,487)	$58,788	$(765,275)	-1,301.8%	$(1,074,101)	$295,756	$(1,369,857)	-463.2%

Discussion of Results for Three-Month and Six-Month Periods Ended June 30, 2014 and 2013

Revenues

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2014	2013		2014	2013

Revenues	$3,906,409	$2,259,395	72.9%	$7,333,606	$4,422,802	65.8%

We generate revenues from a training and implementation (also known as on-boarding) fee and a monthly licensing fee, supplemented by per-transaction fees paid by customers for monthly platform usage.

The increase in our software licensing revenues during the three and six-month periods ended June 30, 2014, when compared to the prior year periods, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of average clients increased 49% and 48% during the three and six-month periods ended June 30, 2014, respectively, when compared to the prior year periods, and our average monthly fee per customer increased 10% and 7% during the three and six-month periods ended June 30, 2014, respectively, when compared to the prior year periods. The increase in the number of customers using our SaaS products and services during the three and six-month periods ended June 30, 2014 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during the remainder of 2014 when compared to 2013.

Cost of Revenues

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2014	2013		2014	2013

Cost of Revenues	$1,108,112	$491,212	125.6%	$1,897,211	$961,695	97.3%

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

During the three and six-month periods ended June 30, 2014, when compared to the prior year periods, cost of revenues significantly increased reflecting the higher number of employees hired to support customer on-boarding and training activities, which increased personnel costs in this area by approximately $442,000 and $936,000, respectively. Web hosting fees incurred to support our increased number of clients and platform usage, also increased during the three and six-month periods ended June 30, 2014 by approximately $122,000 and $573,000, respectively, when compared to the same period in 2013.

We believe that our cost of revenues will continue to increase, at lower percentages than our anticipated increase in revenues, during the remainder of 2014, when compared to 2013.

Research and Development Expenses

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2014	2013		2014	2013

Research and Development	$757,868	$434,365	74.5%	$1,334,654	$814,982	63.8%

Research and development expenses consist primarily of personnel costs associated with the enhancement and maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses increased during the three and six-month periods ended June 30, 2014, when compared to the prior year periods, due to increased staff assigned to the enhancement and maintenance of our software services, which translated to increased personnel costs, offset by the capitalization of software development costs which amounted to $157,110 and $311,106 for the three and six-month periods ended June 30, 2014, respectively.

We believe that our research and development expenses will continue to increase during the remainder of 2014, when compared to 2013, as we continue to enhance the features of our SaaS platform. We did not capitalize software development costs during the three or six-month periods ended June 30, 2013.

Sales and Marketing Expenses

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2014	2013		2014	2013

Sales and Marketing	$1,910,650	$764,730	149.8%	$3,533,099	$1,380,577	155.9%

Sales and marketing expenses consist primarily of personnel costs associated with the sale and marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The increase in sales and marketing expenses during the three and six-month periods ended June 30, 2014, when compared to the prior year periods, is primarily due to the increased number of employees associated with the sale of our products as well as increased expenditures in our marketing programs, primarily company rebranding, trade shows, press relations, industry analyst relations and digital advertising (including, pay-per-click, display ads, sponsored articles, etc.). Additionally, we amortized customer relationships of $166,667 and $333,334 during the three and six-month periods ended June 30, 2014, respectively.

We believe that our sales and marketing expenses will continue to increase in 2014 as we continue to hire sales and marketing personnel in the U.S. and in Europe in anticipation of increased revenues and as we increase our expenditures in certain marketing programs. Additionally, the amortization of the customer relationships we acquired from our former competitor in November 2013 will amount to $333,333 during the remainder of 2014. We did not incur such amortization expenses during the three or six-month periods ended June 30, 2013.

General and Administrative Expenses

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2014	2013		2014	2013

General and administrative	$841,198	$535,494	57.1%	$1,644,366	$1,051,777	56.3%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

The increase in general and administrative expenses during the three and six-month periods ended June 30, 2014, when compared with the prior year periods, is primarily due to the increased number of employees assigned to support our organization. We continued to expand in Europe during the three and six-month periods ended June 30, 2014, and incurred additional up-front expenses related to developing and integrating our operations in Europe prior to a commensurate increase in revenues, as well as increased our efforts in investor relations.

We believe that our general and administrative expenses will continue to increase during the remainder of 2014 as we expect that the scope of our operations will continue to increase.

Other Income/Interest Income

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2014	2013		2014	2013

Other Income/Interest Income	$7,044	$1,078	553.5%	$7,044	$14,745	-52.2%

Other Income during the three and six-month periods ended June 30, 2013 consisted of interest income associated with our note receivable delivered to us by the buyer of our online marketing services division during September 2012, which was satisfied by the borrower in June 2013 and the amortization of the related original issuance discount.

Due to the cancellation of this note receivable, we will not recognize any further interest income from the note receivable during the remainder of 2014.

Other Income during the three and six-month periods ended June 30, 2014 consists of rent income and profit from sale of non-inventory assets.

Other Expenses/Interest Expense

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2014	2013		2013	2012

Other Expenses/Interest Expense	$2,112	$14,495	-85.4%	$5,421	$33,121	-83.6%

Other expenses consist of interest charges and amortization of deferred financing costs associated with our Line of Credit during the six-month period ended June 30, 2014 and debt discount associated with our 12% Convertible Notes Payable and our 12% Note Payable during the same period in 2013.

The decrease in interest expenses during the three and six-month periods ended June 30, 2014 is primarily due to a lower weighted average interest-bearing balance of our debt during this period when compared to the prior year period.

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

Income from discontinued operations

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2014	2013		2014	2013

Gain from the disposal of discontinued operations	-	38,611	-100.0%	-	100,361	-100.0%
Income from discontinued operations	$-	$38,611	-100.0%	$-	$100,361	-100.0%

We sold our online marketing services division in September of 2012.

The gain during the three and six-month periods ended June 30, 2013 resulted primarily from disposition proceeds received as in-kind services from the buyer of our online marketing services division. We did not receive such in-kind services during the three or six-month periods ended June 30, 2014.

We do not anticipate recognizing additional gains or losses from the disposal of discontinued operations during the remainder of 2014.

Liquidity and Capital Resources

	Ending balance at		Average balance during
	June 30,		six months ended June 30,
	2014	2013	2014	2013
Cash	$1,421,163	$906,640	$1,289,239	$569,283
Accounts receivable	1,587,710	869,140	1,314,691	771,479

Accounts payable and accrued expenses	1,687,167	241,704	1,695,087	263,115
Convertible notes payable excluding debt discount	-	176,244	-	176,244
Notes payable, excluding debt discount	-	49,819	-	86,450
Line of credit	1,000,000	-	500,000	-

At June 30, 2014 and June 30, 2013, 63% and 90%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

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

We do not have any material commitments for capital expenditures of tangible items, with the exception of tenant improvements to our principal place of business, net of reimbursements from the landlord. We routinely purchase computers, office equipment, and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $186,998 and $66,416, respectively, during the six-month period ended June 30, 2014 and 2013.

We have material commitments for payments under an agreement with a former competitor from whom we purchased certain customer relationships, as referenced on our consolidated balance sheet at December 31, 2013, related to our business. Pursuant to the agreement, we will pay $1 million payable in four installments of $250,000 every quarter, effective March 2014. Additionally, the former competitor will refer potential clients to us. The consideration for the referrals amounts to 25% of the revenues generated from such customers for a period of up to a year. We paid the second installment of $250,000 in June 2014 and owe the remaining $500,000 under this arrangement at June 30, 2014.

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

We owed $1,000,000 under the Line of Credit at June 30, 2014 which we subsequently repaid in full in July 2014. The interest rate for the amount borrowed was 5.5% per annum.

We believe we have sufficient cash to fund our operations for the next 12 months. We currently expect to use cash balances, borrowings under the Line of Credit, and net proceeds from offerings of our equity securities to fund our future operations, capital expenditures and other expenses. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. Our ability to obtain, and the costs of, any future financings will depend primarily on our success, profitability and market conditions, among other factors.

Changes in Cash Flows

	Six-Month Periods Ended
	June 30,
	2014	2013
Cash flows from operating activities

Net (loss) income from continuing operations	$(1,074,101)	$195,395
Non-cash adjustments
Fair value of options	287,985	251,235
Fair value of services in lieu of proceeds from note receivable	-	120,250
Amortization of debt discount	3,750	17,858
Depreciation and amortization	578,278	27,837
Other	(20,628)	(4,703)

Changes in assets and liabilities
Accounts receivable	(525,412)	(202,508)
Accounts payable and accrued expenses	9,160	(42,361)
Deferred revenues	(38,007)	26,638
Prepaid expenses	45,314	(49,674)
Other	(38,006)	(9,439)
Net cash (used in) provided by continuing operations	(771,667)	330,528
Net cash provided by discontinued operations	-	-
Net cash (used in) provided by operating activities	(771,667)	330,528

Cash flows provided by (used in) investing activities
Proceeds from sale of discontinued operations	-	80,000
Capitalized software for internal use	(311,106)	-
Capital expenditures	(186,997)	(66,416)
Net cash (used in) provided by investing activities	(498,103)	13,584

Cash flows provided by (used in) financing activities
Repayment of notes payable	-	(90,000)
Proceeds from line of credit	1,000,000	-
Payment of financing costs	(40,000)	-
Proceeds from exercise of warrants	571,219	421,996
Net cash provided by financing activities	1,531,219	331,996

Effect of exchange rate changes on cash	2,399	(1,394)

Net increase in cash	$263,848	$674,714

Six months ended June 30, 2014

The increase in accounts receivable as of June 30, 2014 is primarily due to a commensurate increase in revenues. The increase in accounts payable and accrued expenses during the six-month period ended June 30, 2014 is primarily due to the accrual of the second payment of $250,000 to a former competitor in relation to the purchase of customer relationships.

Cash used in investing activities during the six-month period ended June 30, 2014 consists of purchases of computer equipment and other capital expenditures of approximately $187,000, and capitalization of development costs for internal-use software of approximately $311,000.

Cash provided by financing activities during the six-month period ended June 30, 2014 resulted from the proceeds from the exercise of warrants of approximately $571,000 and a $1,000,000 draw down on the Line of Credit on June 2014. This amount was offset by $40,000 in financing costs.

Despite an increase in revenues, the decrease in net operating cash flows during the six-month period ended June 30, 2014 was due to a higher increase in correlated web-hosting and payroll costs, as well as an increase in accounts receivable due to a commensurate increase in revenues.

Six months ended June 30, 2013

The increase in accounts receivable as of June 30, 2013 is primarily due to a commensurate increase in revenues. The decrease in accounts payable and accrued expenses during the six-month period ended June 30, 2013 is primarily due to faster payment processing to our vendors due to increased cash flows from operations.

Cash provided by investing activities during the six-month period ended June 30, 2013 consists of proceeds from the sale of our online marketing services business of $80,000, offset by purchases of computer equipment and furniture of approximately $66,000.

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

Capital Raising Transactions

Exercise of warrants

We generated proceeds of $571,219 from the exercise of 1,632,051 warrants during the six-month period ended June 30, 2014.

Other outstanding obligations at June 30, 2014

Line of Credit

As of June 30, 2014, we owed $1,000,000 under the Line of Credit which we subsequently repaid in full in July 2014.

Warrants

As of June 30, 2014, 3,791,699 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of June 30, 2014, 19,933,336 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2014, due to continuing material weaknesses in our internal control over financial reporting (as discussed more fully in our Annual Report on Form 10-K/A (Amendment No. 1) filed with the SEC on June 19, 2014) our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

10.1	Amendment No. 2 to Employment Agreement, dated as of August 8, 2014, between Michael Lin and Accelerize New Media, Inc. (incorporated by reference to the Company's current report on Form 8-K filed on August 11, 2014).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.**

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive (Loss) Income, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE NEW MEDIA, INC.

Dated: August 13, 2014	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2014	By:	/s/ Michael Lin
Michael Lin
Chief Financial Officer
(Principal Financial Officer)