Form 10-Q
period 2014-09-30
Accelerize Inc.
filed 2014-11-12
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number: 000-52635

ACCELERIZE INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3858769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20411 SW BIRCH STREET, SUITE 250

NEWPORT BEACH,

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 10, 2014, was 62,806,768.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations that our revenues will increase in 2014, our expansion plans, our proposed new products, our intentions to grow revenues by investing in sales and marketing efforts, and our spending on research and development, training, account management and support personnel, we are using forward looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 25, 2014. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE INC.

(Formerly Accelerize New Media, Inc.)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE INC.

(Formerly Accelerize New Media, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,388,985	$1,157,315
Accounts receivable, net of allowance for bad debt of $87,983 and $59,072	1,692,658	1,041,671
Prepaid expenses and other assets	129,848	85,026
Total current assets	3,211,491	2,284,012

Property and equipment, net of accumulated depreciation of $563,891 and $171,856	1,245,105	756,696
Customer relationships, net of accumulated amortization of $537,038 and $37,037	462,962	962,963
Deferred financing costs, net of accumulated amortization of $5,625	41,442	-
Other assets	135,117	-
Total assets	$5,096,117	$4,003,671

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,363,592	$1,703,007
Deferred revenues	92,463	83,311
Line of credit	2,180,000	-
Total current liabilities	3,636,055	1,786,318

Stockholders' Equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 62,816,554 and 58,394,975 shares issued and outstanding	62,815	58,394
Additional paid-in capital	19,476,219	17,908,278
Accumulated deficit	(18,078,634)	(15,749,319)
Accumulated other comprehensive loss	(338)	-

Total stockholders’ equity	1,460,062	2,217,353

Total liabilities and stockholders’ equity	$5,096,117	$4,003,671

 See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

(Formerly Accelerize New Media, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2014	2013	2014	2013

Revenues:	$4,317,325	$2,531,479	$11,650,931	$6,954,281

Operating expenses:
Cost of revenue	1,244,664	520,924	3,141,875	1,482,619
Research and development	831,009	313,546	2,165,663	1,128,528
Sales and marketing	2,551,587	1,048,046	6,084,686	2,428,623
General and administrative	943,185	556,282	2,587,551	1,608,059
Total operating expenses	5,570,445	2,438,798	13,979,775	6,647,829

Operating (loss) income	(1,253,120)	92,681	(2,328,844)	306,452

Other income (expense):
Interest income	3,729	-	10,773	14,745
Interest expense	(5,823)	(6,748)	(11,244)	(39,869)
Total other (expense)	(2,094)	(6,748)	(471)	(25,124)

(Loss) income from continuing operations	(1,255,214)	85,933	(2,329,315)	281,328

Discontinued operations
Gain from the disposal of discontinued operations	-	65,250	-	165,611
Income from discontinued operations, net	-	65,250	-	165,611

Net (loss) income	$(1,255,214)	$151,183	$(2,329,315)	$446,939

Earnings per share:
Basic
Continuing operations	$(0.02)	$-	$(0.04)	$-
Discontinued operations	$-	$-	$-	$-
Net (loss) income per share	$(0.02)	$-	$(0.04)	$0.01

Diluted
Continuing operations	$(0.02)	$-	$(0.04)	$-
Discontinued operations	$-	$-	$-	$-
Net (loss) income per share	$(0.02)	$-	$(0.04)	$0.01

Basic weighted average common shares outstanding	61,711,315	57,287,742	60,180,184	56,655,376
Diluted weighted average common shares outstanding	61,711,315	74,901,617	60,180,184	72,127,659

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

(Formerly Accelerize New Media, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2014	2013	2014	2013

Net (loss) income	$(1,255,214)	$151,183	$(2,329,315)	$446,939

Foreign currency translation loss	(2,737)	(331)	(338)	(1,166)
Total other comprehensive loss	(2,737)	(331)	(338)	(1,166)

Comprehensive (loss) income	$(1,257,951)	$150,852	$(2,329,653)	$445,773

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

(Formerly Accelerize New Media, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-month periods ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,329,315)	$446,939
Cash adjustments related to discontinued operations
Gain from the disposal of discontinued operations	-	(165,611)
Loss on note receivable	-	19,889
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	892,036	43,788
Amortization of debt discount	5,625	21,293
Provision for bad debt	28,911	12,023
Fair value of services in lieu of proceeds from note receivable	-	165,611
Fair value of options	461,264	377,873
Amortization of original issuance discount	-	(11,889)
Changes in operating assets and liabilities:
Accounts receivable	(679,898)	(390,164)
Other assets	(135,117)	(20,367)
Prepaid expenses	(44,822)	(40,657)
Accounts payable and accrued expenses	(314,415)	181,789
Deferred revenues	9,152	(816)
Net cash used in provided by continuing operations	(2,106,579)	639,701
Net cash provided by discontinued operations	-	-
Net cash (used in) provided by operating activities	(2,106,579)	639,701

Cash flows provided by investing activities:
Proceeds from sale of lead generation business	-	80,000
Capitalized Software for internal use	(551,684)	(227,407)
Capital expenditures	(328,760)	(256,146)
Net cash used in investing activities	(880,444)	(403,553)

Cash flows provided by (used in) financing activities:
Principal repayments on notes payable	-	(266,180)
Proceeds from line of credit, net	2,180,000	-
Payment of financing costs	(40,000)	-
Net proceeds from exercise of warrants	1,079,031	829,371
Net cash provided by financing activities	3,219,031	563,191

Effect of exchange rate changes on cash	(338)	(1,166)

Net increase in cash	231,670	798,173

Cash, beginning of period	1,157,315	231,926

Cash, end of period	$1,388,985	$1,030,099

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$22,546
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with line of credit	$32,067	$-
Conversion of notes payable to common stock	$-	$52,564

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

(Formerly Accelerize New Media, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Accelerize Inc., a Delaware corporation, incorporated on November 22, 2005, owns and operates CAKE, a marketing technology Software-as-a-Service, or SaaS, company, providing online tracking, attribution and analytics solutions for advertisers and online marketers.

The Company provides software solutions and services for businesses interested in tracking, analyzing and optimizing their online advertising spend.

The condensed consolidated balance sheet presented as of December 31, 2013 has been derived from our audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2014.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and nine-month period ended September 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014.

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

Reclassification

The financial statements for the three and nine-month periods ended September 30, 2013 have been reclassified to reflect certain training and account management expenses as cost of revenues and sales and marketing expenses separately from our general and administrative expenses as well as to allocate certain unallocated general and administrative expenses to the Company’s functional areas.

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

	September 30, 2014	December 31, 2013

Allowance for doubtful accounts	$87,983	$59,072

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the nine-month period ended September 30, 2014, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at September 30, 2014 or December 31, 2013.  The Company does not require any collateral from its customers.

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

However, the Company believes that there is no value to the derivative liabilities associated with such instruments at September 30, 2014 and December 31, 2013. The Company’s obligations under its 12% Convertible Notes Payable and the warrants issued in connection with the 12% Note Payable have been satisfied without issuing additional consideration to the holders.

Advertising

The Company expenses advertising costs as incurred.

	Nine-month periods ended,
	September 30, 2014	September 30, 2013

Advertising expense	$287,545	$24,489

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The functional currency of the Company’s Subsidiary in the United Kingdom is British Pounds. The translation from British Pounds to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using the average exchange rate in effect during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Loss. Foreign currency translation gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated statements of operations.

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of $551,684 during the nine-months ended September 30, 2014. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to $788,043 and $508,257 at September 30, 2014 and December 31, 2013, respectively. The Company’s amortization expenses associated with capitalized software development costs amounted to $271,898 during the nine-month period ended September 30, 2014. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the nine-month periods ended September 30, 2014 and 2013. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Numerator:
(Loss) income from continuing operations	$(1,255,214)	$85,933	$(2,329,315)	$281,328
Income from discontinued operations	-	65,250	-	165,611
Net (loss) income	$(1,255,214)	$151,183	$(2,329,315)	$446,939

Denominator:
Denominator for basic earnings per share--weighted average shares	61,711,315	57,287,742	60,180,184	56,655,376
Effect of dilutive securities- when applicable:
Stock options	-	13,423,589	-	11,972,253
Warrants	-	4,190,286	-	3,500,030
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	61,711,315	74,901,617	60,180,184	72,127,659

Earnings (loss) per share:
Basic
Continuing operations, as adjusted	$(0.02)	$-	$(0.04)	$-
Discontinued operations	$-	$-	$-	$-
Net (loss) earnings per share- basic	$(0.02)	$-	$(0.04)	$0.01

Diluted
Continuing operations, as adjusted	$(0.02)	$-	$(0.04)	$-
Discontinued operations	$-	$-	$-	$-
Net (loss) earnings per share-diluted	$(0.02)	$-	$(0.04)	$0.01

Weighted-average anti-dilutive common share equivalents	14,880,778	7,981,172	15,507,539	9,944,764

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	September 30, 2014	December 31, 2013
Internal use software costs	$1,116,328	$564,644
Computer equipment and software	418,982	269,933
Office furniture and equipment	273,686	93,975
	1,808,996	928,552
Accumulated depreciation	(563,891)	(171,856)
	$1,245,105	$756,696

	Nine-month periods ended September 30,
	2014	2013
Depreciation expense	$120,137	$43,788
Amortization expense on internal software	$271,898	$-

NOTE 3: DISCONTINUED OPERATIONS

During the nine-month period ended September 30, 2013, the Company recognized $165,611 of gain from the disposal of discontinued operations from in-kind services provided by the buyer of its online marketing services business. The sale of the Company’s online marketing services business closed in September 2012. All obligations of the buyer to the Company were satisfied by December 2013.

The components of the gain from disposal of discontinued operations are as follows:

	Nine-month periods ended September 30,
	2014	2013
Services received in lieu of note receivable	-	185,500
Write-down of note receivable	-	(19,889)
Gain from disposal of discontinued operations	$-	$165,611

NOTE 4: PREPAID EXPENSES

At September 30, 2014 the Company’s prepaid expenses consisted primarily of tradeshow costs. At December 31, 2013, the Company’s prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 5: CUSTOMER RELATIONSHIPS

During November 2013, the Company completed its acquisition of certain customer relationships of a former competitor. Pursuant to the acquisition, the Company will pay $1 million payable in four installments of $250,000 every quarter, effective March 2014. As of September 30, 2014, $750,000 was paid and $250,000 remains outstanding. Additionally, the former competitor will refer potential clients to the Company. The consideration for the referrals amounts to 25% of the revenues generated from such customers for a period of up to one year. The Company has capitalized the acquisition cost, which approximates fair value of the customer relationships, which amounts to $1,000,000 at December 31, 2013. The Company amortizes such customer relationships over a period of 18 months. The Company incurred amortization expense related to the customer relationships of $500,001 during the nine-month period ended September 30, 2014. The amortization amount for the Customer relationships, by fiscal year over the remaining useful life is as follows:

Remainder of 2014	$166,666
2015	296,296
Total Remaining Unamortized Customer Relationship Expense	$462,962

NOTE 6: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	September 30, 2014	December 31, 2013

Deferred revenues	$92,463	$83,311

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

The Company made principal repayments of $142,500 on its 12% Note Payable during the nine-month period ended September 30, 2013.

	Nine-month periods ended
	September 30, 2014	September 30, 2013

Interest and amortization expense associated with the 12% Convertible Notes Payable and 12% Note Payable	$-	$39,869

 There were no outstanding balances on convertible notes payable as of September 30, 2014 and December 31, 2013.

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

On September 30, 2014, the Company increased the Line of Credit with Square 1 Bank to borrow up to a maximum of $6,000,000 at the Company’s discretion.

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

The Company borrowed $2,180,000 from the Line of Credit during the nine-month period ended September 30, 2014. The amount due under the Line of Credit amounts to $2,180,000 as of September 30, 2014. The interest rate for the amount borrowed is 5.5% per annum.

In connection with the Line of Credit, the Company issued to the Lender a warrant to purchase up to 46,875 shares of the Company's common stock at an exercise price of $1.60 per share. The warrant expires on March 17, 2017. The fair value of the warrants amounted to $32,067. Additionally, the Company paid approximately $40,000 to the lender in financing costs. The fair value of the warrants as well as the financing costs not expensed, which amounted to $15,000, were capitalized as deferred financing costs at September 30, 2014. The Company recognized an amortization expense of $5,625 in connection with such deferred financing costs at September 30, 2014.

	Nine-month periods ended
	September 30, 2014	September 30, 2013

Interest and amortization expense associated with the Line of Credit	$10,482	$-

NOTE 9: STOCKHOLDERS’ EQUITY

Common Stock

During the nine-month periods ended September 30, 2014 and 2013, the Company generated proceeds of $1,079,031 and $829,371 from the exercise of 3,082,875 and 1,670,186 warrants, respectively.

During the nine-month period ended September 30, 2014, the Company issued 1,288,314 and 50,390 shares of its Common Stock pursuant to the cashless exercise of 1,695,000 and 79,158 warrants and options, respectively.

Warrants

On March 17, 2014, the Company issued 46,875 warrants to the Lender. The warrants are exercisable at the price of $1.60 per share and expire on March 2017. The fair value of such warrants, which amounted to $32,067 has been recognized as deferred financing fees is amortized using the effective interest method over the terms of the associated Line of Credit.

The fair value of the warrants granted during the nine-month period ended September 30, 2014 is based on the BSM model using the following assumptions:

Effective Exercise price	$1.60
Effective Market price	$1.60
Volatility	64%
Risk-free interest	0.9%
Term (years)	3
Expected dividend rate	0%

On September 18, 2014, the Company issued warrants to purchase up to 2,000,000 shares of Common Stock to Dave Stewart, the Company’s CTO. The warrants are exercisable at a price of $1.19 per share in accordance a three year vesting schedule. The warrants expire on September 18, 2019.

Stock Option Plan

On December 15, 2006, the Company's Board of Directors and stockholders approved the Company’s Stock Option Plan, or the Plan. The total number of shares of capital stock of the Company that may be subject to options under the Plan is 22,500,000 shares of Common Stock, following an increase from 10,000,000 shares to 15,000,000 shares of Common Stock in May 2011, and from 15,000,000 shares to 22,500,000 shares of Common Stock on March 27, 2012, from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of Common Stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the nine-month periods ended September 30, 2014 and 2013 is based on the BSM model using the following assumptions:

	September 30, 2014	September 30, 2013
Effective Exercise price	$1.10-1.80	$0.58-1.00
Effective Market price	$1.10-1.80	$0.58-1.00
Volatility	64%	62%
Risk-free interest	0.9%	0.36%
Terms (years)	4	4
Expected dividend rate	0%	0%

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Nine-month periods ended
	September 30, 2014	September 30, 2013
Weighted-average grant date fair value	$0.26	$0.34
Fair value of options, recognized as selling, general, and administrative expenses	$461,264	$377,873
Number of options granted	1,545,000	1,572,500

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $2,058,154 at September 30, 2014 and the Company expects that it will be recognized over the following weighted-average period of 29 months.

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

NOTE 10: COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net income to comprehensive income for the nine-month periods ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Net (loss) income	$(2,329,315)	$446,939
Other comprehensive (loss) income
Foreign currency translation adjustment	(338)	(1,166)
Comprehensive (loss) income	$(2,329,653)	$445,773

The following table sets forth the balance in accumulated other comprehensive loss as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013
Foreign currency translation losses	$(338)	$-
Accumulated other comprehensive loss	$(338)	$-

NOTE 11: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the nine-month periods ended September 30, 2014 and 2013 were approximately as follows:

	Nine-month periods ended September 30,
	2014	2013
United States	77%	89%
Europe	16%	10%
Other	7%	1%

NOTE 12: COMMITMENTS AND SUBSEQUENT EVENTS

During October 2014, the Company changed its name from Accelerize New Media, Inc. to Accelerize Inc.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2013. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We own and operate CAKE, and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful software-as-a service solution has been an industry standard for ad networks, publishers, brands, and agencies to measurably improve and optimize digital spend. We currently have over 500 customers driving over 5 billion consumer actions monthly through the CAKE platform.

The CAKE SaaS proprietary marketing platform is used by some of the world’s leading companies and largest customer-base of enterprise affiliate marketing networks and merchants. CAKE’s solutions are based on reliable, feature rich technology and are bolstered by the industry’s leading customer service and top tier technology partners, assuring the highest level of uptime.

During the quarter ended September 30, 2014 we delivered CAKE 4 Advertisers, or C4A, an intuitive, multi-channel marketing hub that provides tracking, attribution, and reporting to allow advertisers to optimize the performance of their digital spend. Our new product line allows advertisers to accurately measure the paths that lead customers to a brand and ultimately, determine which paths influence the conversion across the entire digital customer journey. The new products are built on the same high-performance technology platform as our current offering that has long been an industry standard for affiliate networks and publishers.

 Our revenue model is based on monthly license fees, usage fees (based on volume of online events), and training and implementation fees. Clients purchase annual or monthly subscriptions with additional usage fees. A majority of our revenue is derived from clients in the United States but we have seen a 60% and 600% growth from our European and Other segments, respectively, during the nine months ended September 30, 2014 when compared to the same period last year. Cake Marketing UK Ltd., our wholly-owned Subsidiary located in the United Kingdom, services the European and Asian markets.

Our business is headquartered in Newport Beach, California, with offices in Santa Monica, New York and London, allowing us to provide global support to our client base. We are looking to expand our footprint with additional locations in the United States, South America, Europe and Asia. The CAKE platform supports multiple languages and currencies so online marketers can track the performance of their marketing campaigns and better target their digital spend on a global scale.

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

We experienced 70% year over year growth in revenue during the nine-month period ended September 30, 2014 when compared to the same period in 2013. The organic growth has been a result of providing the marketing technology industry a comprehensive suite of marketing intelligence tools through innovation and what we believe to be a superior product and customer experience.

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

Our principal offices are located at 20411 SW Birch Street, Suite 250, Newport Beach, CA 92660. Our telephone number there is: (949) 515-2141. Our corporate website is: www.accelerize.com, the contents of which are not part of this quarterly report.

    Our Common Stock is quoted on the OTCQB Marketplace under the symbol "ACLZ."

Results of Operations

ACCELERIZE INC.

(Formerly Accelerize New Media, Inc.)

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	Three-month periods		Increase/	Increase/	Nine-month periods		Increase/	Increase/
	ended		(Decrease)	(Decrease)	ended		(Decrease)	(Decrease)
	September 30,		in $ 2014	in % 2014	September 30,		in $ 2014	in % 2014
	2014	2013	vs 2013	vs 2013	2014	2013	vs 2013	vs 2013

Revenues:	$4,317,325	$2,531,479	$1,785,846	70.5%	$11,650,931	$6,954,281	$4,696,650	67.5%

Operating expenses:
Cost of revenue	1,244,664	520,924	723,740	138.9%	3,141,875	1,482,619	1,659,256	111.9%
Research and development	831,009	313,546	517,463	165.0%	2,165,663	1,128,528	1,037,135	91.9%
Sales and marketing	2,551,587	1,048,046	1,503,541	143.5%	6,084,686	2,428,623	3,656,063	150.5%
General and administrative	943,185	556,282	386,902	69.6%	2,587,551	1,608,059	979,491	60.9%
Total operating expenses	5,570,445	2,438,798	3,131,646	128.4%	13,979,775	6,647,829	7,331,945	110.3%

Operating (loss) income	(1,253,120)	92,681	(1,345,800)	-1452.1%	(2,328,844)	306,452	(2,635,296)	-859.9%

Other income (expense):
Interest income	3,729	-	3,729	N/M	10,773	14,745	(3,972)	-26.9%
Interest expense	(5,823)	(6,748)	925	-13.7%	(11,244)	(39,869)	28,625	-71.8%
Total other (expense)	(2,094)	(6,748)	4,654	-69.0%	(471)	(25,124)	24,653	-98.1%

Net (loss) income from continuing operations	(1,255,214)	85,933	(1,341,146)	-1560.7%	(2,329,315)	281,328	(2,610,643)	-928.0%

Discontinued operations
Loss from discontinued operations	-	-	-		-	-	-
Gain from the disposal of discontinued operations	-	65,250	(65,250)	-100.0%	-	165,611	(165,611)	-100.0%
Income from discontinued operations, net	-	65,250	(65,250)	-100.0%	-	165,611	(165,611)	-100.0%

Net (loss) income	$(1,255,214)	$151,183	$(1,406,396)	-930.3%	$(2,329,315)	$446,939	$(2,776,254)	-621.2%

NM: Not Meaningful

Discussion of Results for Three-Month and Nine-Month Periods Ended September 30, 2014 and 2013

Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013

Revenues	$4,317,325	$2,531,479	70.5%	$11,650,931	$6,954,281	67.5%

We generate revenues from monthly licensing fees, supplemented by per-transaction fees paid by customers for monthly platform usage along with training and implementation (also known as on-boarding) fees.

The increase in our software licensing revenues during the three and nine-month periods ended September 30, 2014, when compared to the prior year periods, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of average clients increased 50% and 48% during the three and nine-month periods ended September 30, 2014, respectively, when compared to the prior year periods, and our average monthly fee per customer increased 11% and 11% during the three and nine-month periods ended September 30, 2014, respectively, when compared to the prior year periods. The increase in the number of customers using our SaaS products and services during the three and nine-month periods ended September 30, 2014 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during the remainder of 2014 when compared to 2013.

Cost of Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013

Cost of Revenues	$1,244,664	$520,924	138.9%	$3,141,875	$1,482,619	111.9%

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

During the three and nine-month periods ended September 30, 2014, when compared to the prior year periods, cost of revenues significantly increased reflecting the higher number of employees hired to support customer on-boarding and training activities, which increased costs in this area by approximately $724,000 and $1,659,000, respectively. Web hosting fees incurred to support our increased number of clients and platform usage, also increased during the three and nine-month periods ended September 30, 2014 by approximately $435,000 and $1,000,000, respectively, when compared to the same period in 2013.

We believe that our cost of revenues will continue to increase, at lower percentages than our anticipated increase in revenues, during the remainder of 2014, when compared to 2013.

Research and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013

Research and Development	$831,009	$313,546	165.0%	$2,165,663	$1,128,528	91.9%

Research and development expenses consist primarily of personnel costs associated with the enhancement and maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses increased during the three and nine-month periods ended September 30, 2014, when compared to the prior year periods, due to increased staff assigned to the enhancement and maintenance of our software services, which translated to increased personnel costs, offset by the capitalization of software development costs which amounted to $240,578 and $551,684 for the three and nine-month periods ended September 30, 2014, respectively.

We believe that our research and development expenses will continue to increase during the remainder of 2014, when compared to 2013, as we continue to enhance the features of our SaaS platform. We did not capitalize software development costs during the three or nine-month periods ended September 30, 2013.

Sales and Marketing Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013

Sales and Marketing	$2,551,587	$1,048,046	143.5%	$6,084,686	$2,428,623	150.5%

Sales and marketing expenses consist primarily of personnel costs associated with the sale and marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The increase in sales and marketing expenses during the three and nine-month periods ended September 30, 2014, when compared to the prior year periods, is primarily due to the increased number of employees associated with the sale of our products as well as increased expenditures in our marketing programs, primarily company rebranding, trade shows, press relations, industry analyst relations and digital advertising (including, pay-per-click, display ads, sponsored articles, etc.). Additionally, we amortized customer relationships of $166,667 and $500,001 during the three and nine-month periods ended September 30, 2014, respectively.

We believe that our sales and marketing expenses will continue to increase during the remainder of 2014 as we continue to hire sales and marketing personnel in the U.S. and in Europe in anticipation of increased revenues and as we increase our expenditures in certain marketing programs. Additionally, the amortization of the customer relationships we acquired from our former competitor in November 2013 will amount to $166,666 during the remainder of 2014. We did not incur such amortization expenses during the three or nine-month periods ended September 30, 2013.

General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013

General and administrative	$943,185	$556,282	69.6%	$2,587,551	$1,608,059	60.9%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

The increase in general and administrative expenses during the three and nine-month periods ended September 30, 2014, when compared with the prior year periods, is primarily due to the increased number of employees assigned to support our organization. We continued to expand in Europe during the three and nine-month periods ended September 30, 2014, and incurred additional up-front expenses related to developing and integrating our operations in Europe prior to a commensurate increase in revenues, as well as increased our efforts in investor relations.

We believe that our general and administrative expenses will continue to increase during the remainder of 2014 as we expect that the scope of our operations will continue to increase.

Other Income/Interest Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013

Other Income/Interest Income	$3,729	$-	NM	$10,773	$14,745	-26.9%

NM: Not meaningful

Other Income during the three and nine-month periods ended September 30, 2013 consisted of interest income associated with our note receivable delivered to us by the buyer of our online marketing services division during September 2012, which was satisfied by the borrower in June 2013 and the amortization of the related original issuance discount.

Due to the cancellation of this note receivable, we will not recognize any further interest income from the note receivable during the remainder of 2014.

Other Income during the three and nine-month periods ended September 30, 2014 consists of rent income and profit from sale of non-inventory assets.

Other Expenses/Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013

Other Expenses/Interest Expense	$5,823	$6,748	-13.7%	$11,244	$39,869	-71.8%

Other expenses consist of interest charges and amortization of deferred financing costs associated with our Line of Credit during the three and nine-month periods ended September 30, 2014 and debt discount associated with our 12% Convertible Notes Payable and our 12% Note Payable during the same periods in 2013.

The decrease in interest expenses during the nine-month period ended September 30, 2014 is primarily due to a lower weighted average interest-bearing balance of our debt during this period when compared to the prior year period.

Our interest expense will increase during the remainder of 2014 and for the term our Line of Credit is in effect due to the borrowings we have and may make from time to time under the Line of Credit.

Income from discontinued operations, net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013

Gain from the disposal of discontinued operations	-	65,250	-100%	-	165,611	-100%
Income from discontinued operations, net	$-	$65,250	-100%	$-	$165,611	-100%

We sold our online marketing services division in September of 2012.

The gain during the three and nine-month periods ended September 30, 2013 resulted primarily from disposition proceeds received as in-kind services from the buyer of our online marketing services division. We did not receive such in-kind services during the three or nine-month periods ended September 30, 2014.

We do not anticipate recognizing additional gains or losses from the disposal of discontinued operations during the remainder of 2014.

Liquidity and Capital Resources

	Ending balance at September 30,		Average balance during nine-months ended September 30,
	2014	2013	2014	2013
Cash	$1,388,985	$1,030,099	$1,273,150	$631,013
Accounts receivable, net	1,692,658	1,051,959	1,367,165	862,889

Accounts payable and accrued expenses	1,363,592	466,037	1,533,299	375,282
Convertible notes payable excluding debt discount	-	-	-	156,661
Notes payable, excluding debt discount	-	-	-	61,541
Line of credit	2,180,000	-	1,090,000	-

At September 30, 2014 and 2013, 61% and 77%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

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

We do not have any material commitments for capital expenditures of tangible items, with the exception of tenant improvements to our principal place of business, net of reimbursements from the landlord. We routinely purchase computers, office equipment, and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $328,760 and $256,146, respectively, during the nine-month period ended September 30, 2014 and 2013.

We have material commitments for payments under an agreement with a former competitor from whom we purchased certain customer relationships, as referenced on our consolidated balance sheet at December 31, 2013, related to our business. Pursuant to the agreement, we will pay $1 million payable in four installments of $250,000 every quarter, effective March 2014. Additionally, the former competitor will refer potential clients to us. The consideration for the referrals amounts to 25% of the revenues generated from such customers for a period of up to a year. We paid the third installment of $250,000 in September 2014 and owe the remaining $250,000 under this arrangement at September 30, 2014.

On September 30, 2014, we entered into an amendment of our Line of Credit with the Lender to borrow up to a maximum of $6,000,000 at our discretion, an increase from up to $3,000,000 that we were permitted to borrow under the original Line of Credit. Amounts borrowed will accrue interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum, provided that in no event shall the accrued interest payable with respect to any month be less than $10,000. Accrued interest on amounts borrowed is payable monthly and all other amounts borrowed will be payable in full on the maturity date of March 17, 2016, which maturity date may be extended to March 17, 2017 if we provide the Lender with a fully-funded business plan acceptable to the Lender by January 15, 2016 and no event of default has occurred. The Line of Credit may be earlier terminated without a prepayment fee.

The Line of Credit, as amended, contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and customer renewal levels, limiting capital expenditures, requiring minimum liquidity and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of September 30, 2014, we were in compliance with these covenants. The occurrence of a material adverse change will be an event of default under the Line of Credit, in addition to other customary events of default. We granted the Lender a security interest in all of our personal property and intellectual property.

We owed $2,180,000 under the Line of Credit at September 30, 2014. The interest rate for the amount borrowed was 5.5% per annum.

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

Changes in Cash Flows

	Nine-month periods ended September 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,329,315)	$446,939
Cash adjustments related to discontinued operations
Gain from the disposal of discontinued operations	-	(165,611)
Loss on note receivable	-	19,889
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	892,036	43,788
Amortization of debt discount	5,625	21,293
Provision for bad debt	28,911	12,023
Fair value of services in lieu of proceeds from note receivable	-	165,611
Fair value of options	461,264	377,873
Amortization of original issuance discount	-	(11,889)
Changes in operating assets and liabilities:
Accounts receivable	(679,898)	(390,164)
Other assets	(135,117)	(20,367)
Prepaid expenses	(44,822)	(40,657)
Accounts payable and accrued expenses	(314,415)	181,789
Deferred revenues	9,152	(816)
Net cash (used in) provided by continuing operations	(2,106,579)	639,701
Net cash provided by discontinued operations	-	-
Net cash (used in) provided by operating activities	(2,106,579)	639,701

Cash flows provided by (used in) investing activities:
Proceeds from sale of lead generation business	-	80,000
Capitalized Software for internal use	(551,684)	(227,407)
Capital expenditures	(328,760)	(256,146)
Net cash used in investing activities	(880,444)	(403,553)

Cash flows provided by (used in) financing activities:
Principal repayments on notes payable	-	(266,180)
Proceeds from line of credit, net	2,180,000	-
Payment of financing costs	(40,000)	-
Net proceeds from exercise of warrants	1,079,031	829,371
Net cash provided by financing activities	3,219,031	563,191

Effect of exchange rate changes on cash	(338)	(1,166)

Net increase in cash	$231,670	$798,173

Changes in Cash Flows During the Nine-months ended September 30, 2014

The increase in accounts receivable as of September 30, 2014 is primarily due to a commensurate increase in revenues.

The decrease in accounts payable and accrued expenses as of September 30, 2014 is primarily due to the reversal of a $250,000 accrual at June 30, 2014 in relation to the purchase of customer relationships.

Cash used in investing activities during the nine-month period ended September 30, 2014 consists of purchases of computer equipment and other capital expenditures of approximately $329,000, and capitalization of development costs for internal-use software of approximately $552,000.

Cash provided by financing activities during the nine-month period ended September 30, 2014 resulted from the proceeds from the exercise of warrants of approximately $1,080,000 and a $2,180,000 draw down on the Line of Credit at September 30, 2014. This amount was offset by $40,000 in financing costs.

Despite an increase in revenues, the increase net cash used in operating activities during the nine-month period ended September 30, 2014 was primarily due to a higher increase in correlated web-hosting and payroll costs, as well as an increase in accounts receivable due to a commensurate increase in revenues.

Changes in Cash Flows During the Nine-months ended September 30, 2013

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

The increase in cash flows from operating activities during the nine-month period ended September 30, 2013 is due to an increase in revenues during the nine-month period ended September 30, 2013, offset by a lesser increase in correlated web-hosting and payroll costs, an increase in non-cash expenses, such as the fair value of options, and by an increase in accounts receivable and accounts payable due to commensurate increases in revenue and non-payroll costs, respectively.

Capital Raising Transactions

Exercise of warrants

We generated proceeds of $1,079,031 from the exercise of 3,082,875 warrants during the nine-month period ended September 30, 2014.

Other outstanding obligations at September 30, 2014

Warrants

As of September 30, 2014, 2,291,875 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of September 30, 2014, 13,860,836 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, due to continuing material weaknesses in our internal control over financial reporting (as discussed more fully in our Annual Report on Form 10-K/A (Amendment No. 1) filed with the SEC on June 19, 2014) our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer, and our Chief Financial Officer, who serves as our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

3.1	Composite Copy of Certificate of Incorporation, as amended as of October 10, 2014.*

3.2	Composite Copy of Certificate of Incorporation, as amended as of October 10, 2014 (marked copy).*

10.1

Amendment No. 1 to Employment Agreement, dated as of September 8, 2014, between Dave Stewart and Accelerize Inc. (incorporated by reference to the Company’s current report on Form 8-K filed on September 9, 2014).

10.2

Amendment No. 2 to Employment Agreement, dated as of September 18, 2014, between Santi Pierini and Accelerize Inc. (incorporated by reference to the Company’s current report on Form 8-K filed on September 18, 2014).

10.3	First Amendment to Loan Agreement, dated September 30, 2014, between Accelerize Inc. and Square 1 Bank (incorporated by reference to the Company’s current report on Form 8-K filed on October 6, 2014).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive (Loss) Income, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE INC.

Dated: November 12, 2014	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2014	By:	/s/ Michael Lin
Michael Lin
Chief Financial Officer
(Principal Financial Officer)