Form 10-K
period 2014-12-31
Accelerize Inc.
filed 2015-03-19
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2014, the registrant's most recently completed second fiscal quarter, was $60,517,116. For purposes of this calculation, an aggregate of 10,175,242 shares of Common Stock were held by the directors and officers of the registrant on June 30, 2014 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of March 17, 2015: 62,823,458

In this Annual Report on Form 10-K, the terms the “Company,” “Accelerize,” “we,” “us” or “our” refers to Accelerize Inc., unless the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE,” “EXPECT,” “ANTICIPATE,” “INTEND,” “PLAN,” “ESTIMATE,” “MAY,” “PREDICT,” “WILL,” “POTENTIAL,” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. FOR EXAMPLE, WHEN WE DISCUSS OUR EXPECTATIONS THAT OUR REVENUES WILL INCREASE IN 2015, OUR INTENTIONS TO GROW REVENUES BY INVESTING IN SALES AND MARKETING EFFORTS, OUR SPENDING ON RESEARCH AND DEVELOPMENT, TRAINING, ACCOUNT MANAGEMENT AND SUPPORT PERSONNEL, THE INTERNET MARKET TRENDS, AND SPECIFICALLY, THE GROWTH IN ON-LINE ADVERTISING, PERFORMANCE BASED MARKETING, AND SOFTWARE-AS-A-SERVICE, AND OUR EXPECTATIONS BASED ON SUCH TRENDS, WE ARE USING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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

ACCELERIZE INC.

(Formerly Accelerize New Media, Inc.)

2014 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

Overview

We own and operate CAKE, and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful software-as-a service, or SaaS, is an enterprise solution that has been an industry standard for affiliate networks, advertisers, publishers and agencies to measurably improve and optimize digital spend. We currently have over 500 customers driving billions of consumer actions monthly through the CAKE enterprise platform.

On September 30, 2014, we announced a new product offering, CAKE for Advertisers, SaaS solution purpose built for brand advertisers to unify the tracking, attribution and optimization of digital marketing spend across search, display, email, video, social, affiliate and other marketing channels. The product launch signaled an expansion of our go-to-market strategy from primarily providing performance-marketing solutions for affiliate networks (CAKE for Networks) to providing an enterprise digital marketing hub for advertisers. CAKE for Advertisers allows brands to move beyond the confines of siloed data to track, attribute and optimize digital marketing campaigns in real-time. This new CAKE for Advertisers product is well-positioned within the worldwide digital ad spend market – a market that eMarketer reports will reach $137.53 billion this year and claim over one-quarter of all ad dollars.

On December 16, 2014, Gartner, Inc. named the Company as a Vendor to Watch in its “Magic Quadrant for Digital Marketing Hubs” report. The new research is intended for chief marketing officers (CMOs), chief marketing technologists and other digital marketing leaders involved in the selection of core systems to support digital marketing business requirements. According to Gartner, we appeal to enterprise performance marketers that desire strong accountability and to publishers offering a pay-for-performance pricing model. In line with our affiliate roots, CAKE for Advertisers emphasizes the tracking of media spending directly to sales.

The CAKE SaaS proprietary marketing platform is used by some of the world’s leading companies and largest customer-base of enterprise affiliate marketing networks and advertisers. CAKE’s solutions are based on reliable, feature rich technology and are bolstered by the industry’s leading customer service and top tier technology partners-assuring the highest level of uptime.

Our revenue model is based on a monthly license fee, a usage fee (based on volume of clicks, impressions, events, or leads), and a training and implementation fee. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen over 200% year on year growth this past year from our European client base. During November 2012, we formed Cake Marketing UK Ltd, or the Subsidiary, a private limited company, which is our wholly-owned subsidiary located in the United Kingdom in order to better provide our services in the European market.

Our business is currently headquartered in Newport Beach, California, with operations in Santa Monica, California, New York, New York, Sydney, Australia and London, England, allowing us to provide global support to our client base. We are looking to expand our footprint with additional locations in the United States, South America, Europe and India. The CAKE platform supports multiple languages and currencies so online marketers can track the performance of their marketing campaigns and better target their digital spend on a global scale.

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

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow and could foresee some savings in infrastructure cost due to economies of scale. However, we want to continue to invest in these areas to support our growth. To go-to-market with our new product, CAKE for Advertisers, enterprise sales representatives were added and marketing programs were created to properly launch and market the product to global advertisers. In addition, development resources were required to design and develop CAKE for Advertisers. Those resources were used to purpose our software platform for advertisers, and to create specific integrations to third party technologies that include, but are not limited to, Google AdWords, Bing Ads, YouTube, Facebook, DoubleClick for Advertisers and Marketo.

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

Our principal offices are located at 20411 SW Birch Street, Suite 250, Newport Beach, CA 92660. Our telephone number there is: (949) 515-2141. Our corporate website is: www.accelerize.com, the contents of which are not part of this annual report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "ACLZ".

Industry and Market Opportunity

●

In April 2014, eMarketer predicted that digital ad spending worldwide would hit $137.53 billion in 2014 and that spending on digital ads would make up around one-quarter of total media ad spending around the world.

●

International Data Corporation, or IDC, cloud research predicted that spending on public IT cloud services would reach $47.4 billion in 2013 and is expected to be more than $107 billion in 2017. Over the 2013–2017 forecast period, IDC believes public IT cloud services will have a compound annual growth rate (CAGR) of 23.5%, five times that of the industry overall.

●	IDC predicts that by 2016, $1 out of every $5 spent on software will be spent on cloud-based software.
●	The mobile SaaS market is expected to grow to $16.6 billion by 2016, with a compound annual growth rate of 29.5%, according to Strategy Analytics.
●	Forrester forecasts that the global market for cloud computing will grow to $118.7 billion by 2014.
●	Global spending on advertising is expected to grow from $480 billion in 2012 to $619 billion in 2017, according to Magna Global.

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

●	As the online performance-based market grows, there are new entrants as solution providers, who are competing mostly on price and less on richness of features and performance tools;
●	We believe that our existing and potential customer base continues to look for more measurable results in their online performance-based growth; and
●	We believe there are opportunities to increase our number of clients globally where companies are adopting and implementing online performance-based initiatives.

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

How we market our services

Software-as-a-Service for Performance Based Marketing

We use our internal sales force to market CAKE to online marketers.  Additionally we market our software through www.getcake.com, and by attending industry trade shows and events.  Our clients utilize our software to provide performance-based marketing services to corporations worldwide.

Intellectual Property

Our employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our copyright and trademark notices. As of December 31, 2014, we do not have any registered or pending patents or trademarks, except for a Service Mark (Reg. No. 4,225,522) issued on October 16, 2012 by the U.S. Patent and Trademark Office which consists of geometric shapes arranged to resemble a multi-layered slice of cake.

Competition

CAKE for Networks has competitors in each of the channels that we track and support. Competitors in the affiliate tracking industry include TUNE/HasOffers and HitPath. Impact Radius is a privately-held company with a performance and direct response advertising platform focused on retail tracking.  Competitors in the mobile tracking sector include TUNE/Mobile App Tracking and Kochava.

Competitors for CAKE for Advertisers are specific to the product’s functionality. For attribution, our competitors include Google/Adometry, AOL/Convertro and VisualIQ. For analytics and data visualization competitors include Oragami Logic and Becken. For advertisers that advertise within an affiliate channel, but that want direct relationships with their publishers, Conversant (acquired by ADS) and Rakuten offer service-based solutions, but do not provide software.

Our SaaS competitors have significantly greater capital, technology, resources, and brand recognition than we do. We differentiate from our competition by providing an enterprise suite of SaaS, cloud-based marketing intelligence solutions. Most competitors have single channel solutions or have a services model.

Government Regulation

Although there are currently relatively few laws and regulations directly applicable to our software and the Internet, it is possible that new laws and regulations will be adopted in the United States and elsewhere. The adoption of restrictive laws or regulations could slow or otherwise affect Internet growth and the development or usage of our software. The application of existing laws and regulations governing Internet and software issues such as property ownership, libel and personal privacy is also subject to substantial uncertainty. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, taxation, defamation and personal injury) will not expose us to significant liabilities, slow Internet growth and the development or usage of our software or otherwise hurt us financially.

Research and Development

During 2013 and 2014, we incurred research and development expenses of approximately $1,425,000 and $3,143,000, respectively, in order to further enhance our CAKE software.

Employees

As of December 31, 2014, we had 97 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

Our resources are limited. Our working capital at December 31, 2014 amounts to approximately $1,675,000. As we implement our growth strategy, poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase as we continue to develop and implement our products and services. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses, or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We have a history of losses.

We have a history of losses and negative cash flows from operations. In contrast to our profitability in 2012 and 2013, we had a net loss of approximately $3.3 million in 2014 and net loss of approximately $1.2 million in 2011. Our operations have been financed primarily through proceeds from the issuance of equity, borrowings under promissory notes, and use of a line of credit. We may continue to incur losses in the future.

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

Continued uncertainty in global economic conditions continues to pose a risk to the overall economy and has adversely affected the online advertising market, which is now highly competitive. These economic conditions have impacted consumer confidence and customer demand for our products, as well as our ability to borrow money to finance our operations, to maintain our key employees, and to manage normal commercial relationships with our customers, suppliers and creditors. For example, customers have spent less on online advertising and other services. Although the economic outlook has improved since the credit crisis, if a worsening of current conditions or another economic crisis were to occur, our business and results of operations will continue to be negatively impacted.

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

We have invested a substantial amount of time and money in developing and launching our proprietary platform which has resulted in annual revenues of approximately $16.5 million in 2014. We may have difficulties in reaching market acceptance due to potential technical delays and malfunctions which may result in additional expenses and our continual increase in market acceptance will require additional sales, marketing and other customer-acquisition support expenses.

If we are unable to attract new customers or sell additional services and functionality to our existing customers, our revenue growth will be adversely affected.

To increase our revenues, we must add new customers, encourage existing customers to renew their license agreements on terms favorable to us, increase their usage of our solutions, and sell additional functionality to existing customers. As our industry matures, as interactive channels develop further, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell and renew based on pricing, technology and functionality could be impaired. As a result, we may be unable to renew our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth, as well as our profitability and financial condition.

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

We are continuously developing and testing new products and proposed enhancements to our SaaS platform, some of which are still in the planning stage or in relatively early stages of development. Our success will depend in part on our ability to timely introduce new products into the marketplace. We must commit considerable time, effort and resources to complete development of our proposed products, service tools and product enhancements. Our product development efforts are subject to all of the risks inherent in the development of new products and technology, including unanticipated delays, expenses and difficulties, as well as the possible insufficiency of funding to complete development.

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

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including database software from Microsoft Corporation, and servers hosted at Rackspace Hosting, Inc., Amazon Web Services, and SoftLayer Technologies, Inc. This hardware and software may not continue to be available to us at reasonable prices, or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

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

We currently serve our customers from third-party data center hosting facilities located in the United States, London, Ireland, Germany, Brazil and Singapore. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and may adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Our future performance and success is heavily dependent upon the continued active participation of our current senior management team, including our President and Chief Executive Officer, Brian Ross, our Chief Operating Officer and President of our CAKE division, Santi Pierini, our Chief Financial Officer, Michael Lin, our Chief Technology Officer, David Stewart, and our General Counsel and Secretary, Damon Stein. The loss of any of their services could have a material adverse effect on our business development and our ability to execute our growth strategy, resulting in loss of sales and a slower rate of growth. We do not maintain any "key person" life insurance for any of our employees.

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

Dilutive securities may adversely impact our stock price.

As of March 17, 2015, the following securities exercisable into shares of our Common Stock were outstanding:

●	5,341,875 shares of Common Stock issuable pursuant to the exercise of warrants; and

●	14,408,336 shares of Common Stock issuable pursuant to the exercise of options.

These securities represent, as of March 17, 2015, approximately 19% of our Common Stock on a fully diluted, as exercised basis. 5,275,000 of the shares of Common Stock issuable pursuant to the exercise of warrants are beneficially owned by our management. The exercise of any of these options or warrants, both of which have fixed prices, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

Our internal control over financial reporting was considered ineffective as of December 31, 2013. As of December 31, 2014, our internal control over financial reporting was considered effective. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm the value of our stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company. We have, in the past, discovered and may, in the future, discover areas of our internal control over financial reporting that needs improvement. If we are unable to adequately maintain or improve our internal control over financial reporting, we may report that our internal controls are ineffective. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be negatively impacted. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information which could have a negative effect on the market price of our Common Stock and which could result in regulatory proceedings against us by, among others, the SEC.

Our internal control over financial reporting is not currently required to be separately audited because we are a smaller reporting company.

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

Sales of shares of our Common Stock to the public may adversely impact our stock price.

We have a currently effective Registration Statement on Form S-3 registering for sale up to $20,000,000 of our Common Stock. Sales of shares of our Common Stock in the public market, or the perception that these sales might occur, could depress the market price of our Common Stock and may make it more difficult for our stockholders to sell their common stock at desirable prices. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

During January 2014, we entered into an office lease agreement to lease approximately 8,754 usable square feet of office space at 20411 SW Birch Street, Suite 250, Newport Beach, California 92660. The lease is for a term of four years, commencing on or about February 1, 2014 and provides for an option by us to extend the term for an additional 36 month period following the initial term. The initial base rent for the lease is $22,247 per month, increasing to $25,366 per month by the end of the initial term and adjustable in accordance with the terms of the lease. We will also pay a 10.23% share of the premises’ operating expense increases over the term of the lease. The lessor will provide up to $150,000 for tenant improvements to the office space for which we have spent in the aggregate a total of $335,711, the balance of which will be paid by us. We moved our SaaS business and corporate headquarters to this space on February 18, 2014.

During May 2014, we entered into an office sublease agreement to lease approximately 4,168 usable square feet of additional office space adjacent to our corporate headquarters in Newport Beach. The sublease is for an approximate term of two years, commencing on May 1, 2014 and ending on May 31, 2016. The initial base rent for the sublease is $10,444 per month, increasing to $11,038 per month by the end of the term. We will also pay a 5.33% share of the premises’ operating expense over the term of the sublease.

During December 2010, we entered into a one year lease for approximately 800 sq. ft. office space in Santa Monica, California, which commenced on January 1, 2011. This facility is used for administrative purposes.  Under the terms of the lease, we are currently required to pay monthly base rent of $1,875, but we also receive $933 per month in subtenant payments. The lease is renewable on a monthly basis and we have renewed the lease on a monthly basis since the expiration of the initial term.

On July 30, 2014, our Subsidiary entered into an office lease agreement to lease approximately 1,507 usable square feet of office space at 76-78 Charlotte Street, London, England. The lease is for a term of five years, commencing on or about July 30, 2014 and provides for an option by our Subsidiary to terminate the lease after the three year anniversary, upon giving the lessor six months prior written notice. The base rent is GBP 89,667 per year and the estimated service charges for the Lease are GBP 45,648 per year. Our Subsidiary will pay an estimated GBP 60,000 for furniture, cabling and build out of the Premises. We moved the business of our Subsidiary into this space during July 2014.

We believe that our current leases are adequate and sufficient for our needs in the immediate future.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings, including the following, that we currently believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

On February 22, 2015, we commenced an action against Jeff McCollum, the former President of our CAKE division, by filing a complaint in the Superior Court of the State of California, County of Orange, Central District, asserting claims against Mr. McCollum for fraud, breach of contract, and breach of fiduciary duty, among others. Our complaint asserts that, during Mr. McCollum’s employment, he engaged in fraud, breached his fiduciary duties to us and our shareholders, and breached the terms of his employment contract in connection with his duties to us. We terminated Mr. McCollum’s employment on September 8, 2014 for cause as defined in Mr. McCollum’s employment agreement as a result of, among other things, Mr. McCollum having abandoned his position and professional responsibilities. Our complaint additionally asserts that following our termination of Mr. McCollum, he illegally accessed and downloaded our proprietary and confidential information, converted our property, and destroyed relevant evidence. In addition to a temporary restraining order, preliminary injunction, and permanent injunction, all enjoining Mr. McCollum from further breaching his employment agreement, we seek general and special damages, pre- and post-judgment interest, and costs of suit according to proof, plus any other legal or equitable relief as the court may deem just and proper.

On February 23, 2015, Mr. McCollum commenced a separate action by filing a complaint in the Superior Court of the State of California, County of Orange, Central District, asserting claims against us for violation of California Commercial Code §8401 and breach of fiduciary duty arising from Mr. McCollum’s request to have the restrictive legend removed from his share certificate representing shares of our Common Stock owned by him. Mr. McCollum alleges that we contend that the restriction should remain on his share certificate. Mr. McCollum has requested a judicial determination as to his rights to have the restrictive legend removed from his share certificate, and an order compelling the Company to issue him a new certificate without a restrictive legend. He also seeks compensatory and punitive damages, pre-judgment interest, an award of costs, and any other relief the court may deem proper.

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

Fiscal Year Ended December 31, 2013	High	Low

Quarter Ended March 31, 2013	$1.09	$0.41
Quarter Ended June 30, 2013	$1.11	$0.67
Quarter Ended September 30, 2013	$1.25	$0.72
Quarter Ended December 31, 2013	$1.69	$1.00

Fiscal Year Ended December 31, 2014	High	Low

Quarter Ended March 31, 2014	$1.90	$1.32
Quarter Ended June 30, 2014	$1.81	$1.04
Quarter Ended September 30, 2014	$1.42	$0.87
Quarter Ended December 31, 2014	$1.79	$1.05

Stockholders

As of March 17, 2015, there were 637 stockholders of record of our Common Stock.

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

Unregistered issuance of Securities

We issued warrants on September 18, 2014 to David Stewart, our Chief Technology Officer, to purchase up to 2,000,000 shares of our Common Stock at an exercise price of $1.19 per share. We issued warrants on December 12, 2014 to Michael Lin, our Chief Financial Officer, and to Santi Pierini, our Chief Operating Officer and President of our CAKE division, to purchase up to 1,400,000 and 1,650,000, respectively, shares of our Common Stock at an exercise price of $1.33 per share. The warrants were issued in consideration of the executive officer’s services to us, vest in twelve equal quarterly installments commencing on January 1, 2015, and were exempt from registration pursuant to Section 4(a)(2) under the Securities Act as not involving any public offering.

Share Repurchases

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview

We own and operate CAKE, and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful software-as-a service, or SaaS, is an enterprise solution that has been an industry standard for affiliate networks, advertisers, publishers and agencies to measurably improve and optimize digital spend. We currently have over 500 customers driving billions of consumer actions monthly through the CAKE enterprise platform.

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

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow and could foresee some savings in infrastructure cost due to economies of scale. However, we want to continue to invest in these areas to support our growth. To go-to-market with our new product, CAKE for Advertisers, enterprise sales representatives were added and marketing programs were created to properly launch and market the product to global advertisers. In addition, development resources were required to design and develop CAKE for Advertisers.

We experienced 71% year over year growth in revenue in 2014 when compared to the same period in 2013. The organic growth has been a result of providing the marketing technology industry a comprehensive suite of marketing intelligence tools through innovation and what we believe to be a superior product and customer experience.

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

Results of Operations

ACCELERIZE INC.

(Formerly Accelerize New Media, Inc.)

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,		Increase/ (Decrease) in $ 2014	Increase/ (Decrease) in % 2014
	2014	2013	vs 2013	vs 2013

Revenue:	$16,460,030	$9,653,865	6,806,165	70.5%
Cost of revenues	4,143,988	2,063,481	2,080,507	100.8%
Gross Profit	12,316,042	7,590,384	4,725,658	62.3%

Operating expenses:
Research and development	3,142,851	1,425,215	1,717,636	120.5%
Sales and marketing	6,170,653	3,829,175	2,341,478	61.1%
General and administrative	6,224,070	2,520,631	3,703,439	146.9%
Total operating expenses	15,537,574	7,775,021	7,762,553	99.8%

Operating loss	(3,221,532)	(184,637)	(3,036,895)	1644.80%

Other income (expense):
Interest income	18,185	14,745	3,440	23.3%
Interest expense	(49,908)	(39,869)	(10,039)	25.2%
Total other (expense)	(31,723)	(25,124)	(6,599)	26.3%

Loss from continuing operations	(3,253,255)	(209,761)	(3,043,494)	1450.9%

Discontinued operations
Gain from the disposal of discontinued operations	-	303,537	(303,537)	-100.0%
Income from discontinued operations, net	-	303,537	(303,537)	-100.0%

Net (loss) income	$(3,253,255)	$93,776	$(3,347,031)	-3569.2%

Revenues

	Years ended December 31,		% Change
	2014	2013

Revenues	$16,460,030	$9,653,865	70.5%

We generate revenues from monthly licensing fees, supplemented by per-transaction fees paid by customers for monthly platform usage along with training and implementation (also known as on-boarding) fees.

The increase in our software licensing revenues during 2014, when compared to the prior year, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of customers increased 43% during 2014 when compared to the prior year, and our average monthly fee per customer increased 17% during 2014 when compared to the prior year. The increase in the number of customers using our SaaS products and services during 2014 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during 2015.

Cost of Revenues

	Years ended December 31,		% Change
	2014	2013

Cost of Revenues	$4,143,988	$2,063,481	100.8%

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

During 2014, when compared to the prior year, cost of revenues significantly increased reflecting the higher number of employees we hired to support customer on-boarding and training activities, which increased our personnel costs by approximately $525,000, when compared to 2013, as well as web hosting fees incurred to support our increased number of clients and platform usage, which increased by approximately $1,350,000, when compared to 2013.

We believe that our cost of revenues will continue to increase, at lower percentages than our anticipated increase in revenues, for 2015.

Research and Development Expenses

	Years ended December 31,		% Change
	2014	2013

Research and development	$3,142,851	$1,425,215	120.5%

Research and development expenses consist primarily of personnel costs associated with the enhancement and maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses increased during 2014, when compared to the prior year, due to increased staff assigned to the enhancement and maintenance of our software services, which translated into increased personnel costs, offset by the capitalization of software development costs which amounted to approximately $725,000 during 2014. Capitalized software development costs during 2013 amounted to approximately $565,000.

We believe that our research and development expenses will continue to increase during 2015 as we continue to enhance some of the features of our SaaS platform, offset by the amount of internal-use software development costs which would otherwise be capitalized.

Sales and Marketing Expenses

	Years Ended December 31,		% Change
	2014	2013

Sales and Marketing	$6,170,653	$3,829,175	61.1%

Sales and marketing expenses consist primarily of personnel costs associated with the sale and marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The increase in sales and marketing expenses during 2014, when compared to the prior year, is primarily due to the increased number of employees associated with the sale of our products as well as increased expenditures in our marketing programs, primarily company rebranding, trade shows, press relations, industry analyst relations and digital advertising (including, pay-per-click, display ads, sponsored articles, etc.). Additionally, we amortized customer relationships we acquired from a former competitor in November 2013 of $666,667 during 2014.

We believe that our sales and marketing expenses will continue to increase during the remainder of 2015 as we continue to hire sales and marketing personnel in the U.S. and in Europe in anticipation of increased revenues and as we increase our expenditures in certain marketing programs. Additionally, the remaining amortization of the customer relationships we acquired from the former competitor in November 2013 will amount to $296,296 during 2015.

General and Administrative Expenses

	Years Ended December 31,		% Change
	2014	2013

General and administrative	$6,224,070	$2,520,631	146.9%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

The increase in general and administrative expenses during 2014, when compared with the prior year, is primarily due to the increased number of employees assigned to support our organization. As part of this increase in personnel, roles became more clearly defined in 2014 and personnel expenses for our account managers were classified as general and administrative expenses in 2014 as this function became purely a customer support function related to our day-to-day operations. These expenses were classified under sales and marketing in 2013. Additionally, we continued to expand in Europe during 2014, we incurred additional up-front expenses related to developing and integrating our operations in Europe prior to a commensurate increase in revenues, and increased our efforts in investor relations.

We believe that our general and administrative expenses will continue to increase during 2015 as we expect that the scope of our operations will continue to expand.

Other Income/Interest Income

	Years Ended December 31,		% Change
	2014	2013

Other Income/Interest Income	$18,185	$14,745	23.3%

Other Income during 2013 consisted of interest income associated with a note receivable delivered to us by the buyer of our online marketing services division during September 2012, which was satisfied by the borrower in June 2013 and the amortization of the related original issuance discount. Due to the cancellation of this note receivable, we have not recognized any interest income from the note receivable in 2014.

Other Income during 2014 consisted of rent income from a sublease of our Santa Monica office space and profit from sale of non-inventory assets. The increase in Other Income during 2014, when compared to the prior year, is due to the sale of non-inventory assets which only occurred in 2014.

Other Expenses/Interest Expense

	Years Ended December 31,		% Change
	2014	2013

Other Expenses/Interest Expense	$49,908	$39,869	25.2%

Other expenses consist of interest charges and amortization of deferred financing costs associated with our line of credit, or the Line of Credit (described below), with Square 1 Bank, or the Lender, during 2014 and debt discount associated with our 12% Convertible Notes Payable and 12% Note Payable in 2013.

The increase in interest expenses during 2014 is primarily due to borrowings we have made from time to time under the Line of Credit.

Income from discontinued operations, net

	Years Ended December 31,		% Change
	2014	2013

Gain from the disposal of discontinued operations	-	303,537	-100.0%
Income from discontinued operations, net	$-	$303,537	-100.0%

We sold our online marketing services division in September of 2012.

The gain during 2013 resulted primarily from disposition proceeds received as in-kind services from the buyer of our online marketing services division. We did not receive such in-kind services during 2014 and do not anticipate recognizing additional gains or losses from the disposal of discontinued operations in 2015.

Liquidity and Capital Resources

	Ending balance at December 31,		Average balance during years ended December 31,
	2014	2013	2014	2013
Cash	$1,130,667	$1,157,315	$1,143,991	$694,621
Accounts receivable	1,749,566	1,041,671	1,395,618	857,745

Accounts payable and accrued expenses	1,202,496	1,703,007	1,452,751	993,767
Convertible notes payable excluding debt discount	-	-	-	88,122
Notes payable, excluding debt discount	-	-	-	72,187
Line of credit	2,900,000	-	1,450,000	-

At December 31, 2014 and 2013, 58% and 55%, respectively, of our total assets consisted of cash, cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity historically include the sale of our securities and other financing activities. We also completed the sale of our online marketing services division in September 2012, which generated $379,000. Most recently, we have entered into the Line of Credit. In August 2013, we satisfied all our then existing interest-bearing outstanding obligations by paying the remaining principal amount of $22,500 and $122,500 on the 12% Note Payable and certain 12% Convertible Notes Payable, respectively, from existing cash on hand. Additionally, we issued 131,411 shares of our Common Stock in satisfaction of $52,564 of principal and interest on certain 12% Convertible Notes Payable.

We do not have any material commitments for capital expenditures of tangible items. We routinely purchase computers, office equipment, and technology to maintain or enhance the productivity of our employees and such capital expenditures amounted to $185,287 and $216,307, respectively, during 2014 and 2013.

We have material commitments for payments under an agreement with a former competitor from whom we purchased certain customer relationships, as referenced on our consolidated balance sheet at December 31, 2013, related to our business. Pursuant to the agreement, we paid $1 million payable in four installments of $250,000 every quarter, beginning March 2014. Additionally, the former competitor referred potential clients to us. We paid the final installment of $250,000 in December 2014 and have no outstanding balance under this arrangement at December 31, 2014.

On September 30, 2014, we entered into an amendment of our Line of Credit with the Lender to borrow up to a maximum of $6,000,000 at our discretion, an increase from up to $3,000,000 that we were permitted to borrow under the original Line of Credit entered into on March 17, 2014. Amounts borrowed will accrue interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum, provided that in no event shall the accrued interest payable with respect to any month be less than $10,000. Accrued interest on amounts borrowed is payable monthly and all other amounts borrowed will be payable in full on the maturity date of March 17, 2016, which maturity date may be extended to March 17, 2017 if we provide the Lender with a fully-funded business plan acceptable to the Lender by January 15, 2016 and no event of default has occurred. The Line of Credit may be earlier terminated without a prepayment fee.

The Line of Credit, as amended, contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and customer renewal levels, limiting capital expenditures, requiring minimum liquidity and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2014, we were in compliance with these covenants. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. We granted the Lender a security interest in all of our personal property and intellectual property.

We owed $2,900,000 under the Line of Credit at December 31, 2014. The interest rate for the amount borrowed was 5.5% per annum.

We believe we have sufficient cash to fund our operations for the next 12 months. We currently expect to use cash balances, borrowings under the Line of Credit, and net proceeds from offerings of our equity securities to fund our future operations, capital expenditures and other expenses. We currently have an effective shelf registration statement that allows us to issue up to $20,000,000 of our Common Stock on an expedited basis, but it does not assure that there will be buyers for such Common Stock. Our ability to obtain, and the costs of, any future financings will depend primarily on our success, profitability and market conditions, among other factors.

Changes in Cash Flows

	Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income	(3,253,255)	93,776

Gain from the disposal of discontinued operations	-	(303,537)
Loss on note receivable	-	19,889
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,321,613	113,588
Amortization of debt discount	19,317	21,293
Provision for bad debt	153,041	40,864
Fair value of services in lieu of proceeds from note receivable	-	246,361
Fair value of options	603,198	504,511
Amortization of original issuance discount	-	(11,889)
Changes in operating assets and liabilities:
Accounts receivable	(860,935)	(408,717)
Other assets	(132,989)	(11,555)
Prepaid expenses	(119,242)	(32,561)
Accounts payable and accrued expenses	(475,512)	418,480
Deferred revenues	123,164	58,695
Net cash (used in) provided by operating activities	(2,621,600)	749,198

Cash flows used in investing activities:
Proceeds from sale of lead generation business	-	137,176
Capitalized software for internal use	(724,722)	(564,644)
Capital expenditures	(598,386)	(216,307)

Net cash used in investing activities	(1,323,108)	(643,775)

Cash flows provided by financing activities:
Principal repayments on notes payable	-	(266,180)
Proceeds from line of credit, net	2,900,000	-
Payment of financing costs	(50,000)	-
Proceeds from exercise of warrants and options	1,079,031	1,086,146
Net cash provided by financing activities	3,929,031	819,966

Effect of exchange rate changes on cash	(10,971)	-

Net (decrease) increase in cash	(26,648)	925,389

Comparison of Year Ended December 31, 2014 to December 31, 2013

The increase in the fair value of options during 2014 is primarily due to an increased number of options vesting during 2014 when compared to 2013.

The increase in accounts receivable as of December 31, 2014, when compared to 2013, is primarily due to a commensurate increase in revenues.

The decrease in accounts payable and accrued expenses as of December 31, 2014, when compared to 2013, is primarily due to a commensurate decrease in non-payroll expenses.

Cash used in investing activities during 2014 consists of purchases of computer equipment and other capital expenditures of approximately $598,000, and capitalization of development costs for internal-use software of approximately $725,000. Cash used in investing activities during 2013 consisted of approximately $216,000 in purchases of capital expenditures which included $125,000 for a one-time license fee for software for internal use, and approximately $565,000 in capitalization of development costs of internal-use software. These costs in 2013 were offset by proceeds from the sale of discontinued operations of approximately $137,000.

Cash provided by financing activities during 2014 resulted from the proceeds from the exercise of warrants of approximately $1,080,000 and a $2,900,000 draw down on the Line of Credit at December 31, 2014. This amount was offset by $50,000 in financing costs. Cash provided by financing activities during 2013 consisted of approximately $1,086,000 from the exercise of warrants, offset by the principal repayments on our notes payable, then outstanding, of approximately $266,000.

Despite an increase in revenues, the increase of net cash used in operating activities during 2014 was primarily due to an increase in correlated web-hosting and payroll costs, as well as an increase in accounts receivable due to a commensurate increase in revenues.  The increase in net cash used in operating activities during the year ended December 31, 2013 was due to an increase in revenues during 2013, offset by a lesser increase in correlated web-hosting and payroll costs and by costs incurred in connection with capitalized software for internal use, which are shown as an investing activity.

Capital Raising Transactions

Exercise of warrants and options

We generated proceeds of $1,079,031 from the exercise of 3,082,875 warrants during 2014.

Line of Credit

On March 17, 2014, we entered into the Line of Credit with the Lender by executing a loan and security agreement to borrow up to a maximum of $3,000,000 at our discretion. Amounts borrowed will accrue interest at the prime rate in effect, plus 1.25%, not to be less than 5.5% per annum. Accrued interest on amounts borrowed is payable monthly and all other amounts borrowed will be payable in full on the maturity date of March 17, 2016, which maturity date may be extended to March 17, 2017 if we provide the Lender with a fully-funded business plan acceptable to Lender by January 15, 2016 and no event of default has occurred.

On September 30, 2014, we increased the Line of Credit with Square 1 Bank to borrow up to a maximum of $6,000,000 at our discretion.

The Line of Credit contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA, as defined, levels and customer renewal levels, limiting capital expenditures and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2014, we were in compliance with these covenants. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. We granted the Lender a security interest in all of our personal property and intellectual property.

In connection with the Line of Credit, we issued to the Lender a warrant to purchase up to 46,875 shares of our Common Stock at an exercise price of $1.60 per share subject to certain adjustments for dividends, splits, or reclassifications. The warrant is exercisable for 3 years and expires on March 17, 2017.

We owed $2,900,000 under the Line of Credit at December 31, 2014. The interest rate for the amount borrowed was 5.5% per annum.

Other outstanding obligations at December 31, 2014

Warrants

As of December 31, 2014, 5,341,875 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of December 31, 2014, 14,408,336 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

Share-Based Payment

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 10 in the footnotes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our stock-based compensation assumptions and expenses.

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

Our SaaS revenues are generated from implementation and training fees and a monthly license fee, supplemented by per transaction fees paid by customers for monthly platform usage. The initial term of the customer contract is generally one year with one of two general cancellation policies. Each party may cancel the contract within the initial period or after the initial period, with 30-days’ prior notice. We do not provide any general right of return for our delivered items. Services associated with the implementation and training fees have standalone value to our customers, as there are third-party vendors who offer similar services to our services. Accordingly, they qualify as separate units of accounting. We allocate a fair value to each element deliverable at the recognition date and recognize such value when the services are provided. We base the fair value of the implementation and training fees on third-party evidence and the monthly license fee on vendor-specific objective evidence. Fees charged by third-party vendors for implementation and training services do not vary significantly from the fees charged by us. Services associated with implementation and training fees are generally rendered within a month from the initial contract date. The value attributed to the monthly license fees as well as the fees associated with monthly transaction-based platform usage are recognized in the corresponding period.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer, and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this evaluation, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Integrated Framework (1992).

During our assessment of the design and the effectiveness of internal control over financial reporting, our management identified no material weaknesses and believes that, as of December 31, 2014, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of March 17, 2015:

Name	Age	Position
Brian Ross	40	Chairman of the Board, President, Chief Executive Officer, Treasurer
Santi Pierini	52	Chief Operating Officer, President of our CAKE division
Michael Lin	44	Chief Financial Officer
David Stewart	28	Chief Technology Officer
Damon Stein	39	General Counsel and Secretary
Mario Marsillo Jr.	46	Director
Gregory Akselrud	39	Director

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

We believe that Mr. Ross is qualified to serve as a director for the following reasons: Mr. Ross, who is one of our founders, is an Internet industry veteran with over two decades of experience.  He has been our Chief Executive Officer for more than eight years and he has a proven track record with the aforementioned companies, which were all operating in online marketing solutions and e-commerce. Additionally Mr. Ross has played an important role in the development and growth of various Internet companies, taking them from start-up companies through the various stages of their growth cycle.

Santi Pierini. Mr. Pierini was appointed as our Chief Operating Officer in October 2014. Mr. Pierini joined us in February 2014 as our Executive Vice President of Marketing. Mr. Pierini has previously served in senior executive positions at InQuira, Inc. (acquired by Oracle Corporation) from 2009 to 2010, Day Software (now Adobe Marketing Cloud) from 2002 to 2009, Vignette Corporation (acquired by OpenText Corporation) from 2000 to 2002 and OnDisplay Creative (acquired by Vignette Corporation) from 1997 to 2000. Earlier in his career, he worked in marketing at Dun & Bradstreet, Jet Propulsion Laboratory as a systems architect and as a senior management consultant for Andersen Consulting (now Accenture). Mr. Pierini is a graduate of California Polytechnic State University, San Luis Obispo with a B.S. in Computer Science.

Michael Lin. Mr. Lin was appointed our Chief Financial Officer in September 2014. From June 2013 to September 2014, Mr. Lin was our Executive Vice President of Finance. From 2012 to March 2013 Mr. Lin was the Chief Financial Officer of Gehry Technologies, Inc., from 2009 to 2011 he was the Chief Financial Officer of Uniloc USA, Inc./BlueCava, Inc. From 2003 to 2008 he was the Vice President of Finance and Strategic Planning at Fasst Search & Transfer, Inc./Microsoft Corporation. Mr. Lin is a graduate of Hofstra University with a B.B.A. in Finance and holds a M.B.A. from Babson College.

David Stewart. Mr. Stewart has served as our Chief Technology Officer since September 2014. Mr. Stewart previously served as our Executive Vice President of Technology since May 2013, and was previously our Vice President of Technology and Product Development since December 2010. From December 2007 until December 2010, Mr. Stewart was our Lead Developer. Mr. Stewart is a 2009 graduate of the University of California Irvine with a B.S. degree in Informatics.

Damon Stein. Mr. Stein has served as our General Counsel since January 2007. Mr. Stein received his B.A. degree from the University of California at Berkeley. He was then awarded a partial academic scholarship to Pepperdine University where he received his J.D./M.B.A. Mr. Stein is licensed to practice law in California.

Mario Marsillo Jr. Mr. Marsillo has been a director since April 2014. Mr. Marsillo is the Managing Director of Private Equity for Network 1 Financial Securities Inc., or Network 1, a New Jersey based FINRA member firm offering a wide array of investment banking services and has been with Network 1 since 2010. Prior to his association with Network 1, Mr. Marsillo acquired Skyebanc, Inc., a registered broker dealer, with a specialty towards private equity, and served as its Vice President of Private Equity and Business Development. Mr. Marsillo currently holds the Series 7, 63 79, 99 and 24 FINRA qualifying examinations. Mr. Marsillo attended the City University of New York.

We believe Mr. Marsillo is qualified to serve as a director because Mr. Marsillo is a sophisticated businessman with investment banking and private equity experience, was an early investor in us and has previously assisted us in raising capital.

Gregory Akslerud. Mr. Akselrud has been a director since April 2014. Mr. Akselrud is a founder and partner of Stubbs, Alderton & Markiles, LLP, or Stubbs Alderton, a Southern California based business law firm with corporate, public securities, mergers and acquisitions, intellectual property and business litigation practice groups, and joined Stubbs Alderton in 2002. Mr. Akselrud chairs Stubbs Alderton’s Internet, Digital Media and Entertainment practice group and has extensive experience representing public companies at all stages of their growth. In addition to working as a full time attorney, Mr. Akselrud is an Adjunct Professor of Law at Loyola Law School, Los Angeles. Mr. Akselrud is a member of the California Bar. Mr. Akselrud received his B.A. from University of California at Los Angeles and his J.D., cum laude, from Loyola Law School.

We believe Mr. Akselrud is qualified to serve as a director because Mr. Akselrud advises a wide range of public and private clients across a number of industries, including companies in digital media, Internet, entertainment, technology, consumer electronics and apparel, and has extensive experience representing public companies at all stages of their growth.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended December 31, 2014, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons, except that one Form 4 to report a grant of warrants to David Stewart, our Chief Technology Officer, was inadvertently filed late due to an administrative error.

Code of Ethics

We have adopted a Code of Business Conduct Ethics that applies to the registrant's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics, free of charge, upon request.

Committees of the Board of Directors

Our Board of Directors has not yet established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee. We may establish an Audit Committee and a Compensation Committee in 2015, but this will depend on our ability to attract and retain new directors. The typical functions of such committees are currently being undertaken by our Board of Directors.

Audit Committee Financial Expert

Currently no member of our Board of Directors is an audit committee financial expert.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total ($)
Brian Ross,	2014	283,250	-	-	-		-	-	19,800	303,050
Chief Executive Officer	2013	281,000	-	-	-		-	-	21,678	302,678
Santi Pierini, Chief Operating Officer and President of CAKE Division	2014	226,385	-	-	1,636,824	(3)	-	-	11,770	1,874,978
Michael Lin,	2014	283,250	-	-	986,214	(4)	-	-	18,112	1,287,576
Chief Financial Officer	2013	101,538	-	-	257,220	(5)	-	-	-	358,758
David Stewart,	2014	283,250	-	-	1,260,575	(6)	-	-	10,542	1.554.367
Chief Technology Officer	2013	230,125	-	-	-		-	-	6,960	237,085
Jeff McCollum,	2014	301,935	-	-	-		-	-	14,124	316,059
President of CAKE Division (7)	2013	363,541	-	-	-		-	-	23,062	386,603

(1)

The grant date fair dollar value recognized for the stock option awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 10 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)	Includes health-related insurance paid by us on behalf of the officer.
(3)

Includes options to purchase up to 650,000 shares of our Common Stock at an exercise price of $1.50 granted on March 13, 2014, vesting quarterly over three years ($474,500) and a 5-year warrant to purchase up to 1,650,000 shares of our Common Stock at an exercise price of $1.33 granted on December 12, 2014, vesting quarterly over three years ($1,162,324).

(4)	5-year warrant to purchase up to 1,400,000 shares of our Common Stock at an exercise price of $1.33 granted on December 12, 2014, vesting quarterly over three years.
(5)	Options to purchase up to 600,000 shares of our Common Stock at an exercise price of $0.87 granted on August 7, 2013, vesting quarterly over three years.
(6)	5-year warrant to purchase up to 2,000,000 shares of our Common Stock at an exercise price of $1.19 granted on September 18, 2014, vesting quarterly over three years.
(7)	Terminated on September 8, 2014.

We have no plans or arrangements with respect of remuneration received or that may be received by our executive officers named in the table above to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control, except if we elect to terminate (i) Mr. Ross’, or Mr. Stewart’s employment without cause during the term of his respective employment agreement as described below, each shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, and all unvested options, bonuses and other compensation shall vest on the date of termination, or (ii) Mr. Pierini’s employment without cause, he shall be entitled to a severance payment of 50% of his annual base salary of one year.

Employment Agreements

We have written employment agreements with all of our employees. The main terms of the executive employment agreements of Brian Ross, our Chairman of the Board, President and Chief Executive Officer, Santi Pierini, our President and Chief Operating Officer and President of our CAKE division, Michael Lin, our Chief Financial Officer, and David Stewart, our Chief Technology Officer are summarized below.

Mr. Ross’s employment agreement was amended, effective as of November 9, 2012, and continues until the earlier of December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. Ross is entitled to an annual base salary of $275,000. Mr. Ross is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded will not exceed thirty percent of Mr. Ross’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Ross is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, in 2007 and 2012, Mr. Ross was granted non-qualified stock options to purchase up to an aggregate of 5,100,000 of our shares, of which 4,325,000 are exercisable at December 31, 2014. The employment agreement may be terminated by us without cause upon 30-days prior written notice. If we elect to terminate Mr. Ross’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses and other compensation shall vest on the date of termination.  We may also terminate the agreement and Mr. Ross’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Pierini’s employment agreement, as amended, was originally entered into on February 10, 2014 and Mr. Pierini’s employment is at will. Under the agreement, as amended, Mr. Pierini is entitled to an annual base salary of $291,747. If we terminate Mr. Pierini’s employment without cause, he shall be entitled to a severance payment of 50% of his annual base salary. Mr. Pierini is entitled to other benefits including reimbursement for reasonable business expenses and payment of health insurance premiums. Additionally, Mr. Pierini was granted non-qualified stock options to purchase up to an aggregate of 650,000 shares of our Common Stock and warrants to purchase up to 1,650,000 shares of our Common Stock, both vesting on a quarterly basis over a period of three years commencing on January 1, 2015. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Lin’s employment agreement, as amended, was originally entered into on June 26, 2013 and Mr. Lin’s employment is at will. Under the agreement, as amended, Mr. Lin is entitled to an annual base salary of $291,747. Mr. Lin is entitled to other benefits including reimbursement for reasonable business expenses and payment towards health insurance premiums. Additionally, Mr. Lin was granted non-qualified stock options to purchase up to an aggregate of 600,000 shares of our Common Stock, of which 250,000 are exercisable at December 31, 2014 and warrants to purchase up to 1,400,000 shares of our Common Stock vesting on a quarterly basis over a period of three years commencing on January 1, 2015. The agreement contains customary confidentiality and assignment of work product provisions.

         Mr. Stewart’s employment agreement was amended, effective May 13, 2013, and continues until December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. Stewart is entitled to an annual base salary of $275,000.  Mr. Stewart is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors.  Any bonuses awarded will not exceed thirty percent of Mr. Stewart’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Stewart is entitled to other benefits including reimbursement for reasonable business expenses and payment of health insurance premiums.  In addition, in 2007, 2009, and 2012 Mr. Stewart was granted non-qualified stock options to purchase up to an aggregate of 1,000,000 of our shares, of which 787,500 are exercisable at December 31, 2014 and warrants to purchase up to 2,000,000 shares of our Common Stock vesting on a quarterly basis over a period of three years commencing on January 1, 2015. The employment agreement may be terminated by us without cause upon 30-days prior written notice.  If we elect to terminate Mr. Stewart’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses, and other compensation shall vest on the date of the termination.  We may also terminate the agreement and Mr. Stewart’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2014 by our Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Brian Ross	2,000,000		-		$0.15	1/1/2017
	2,325,000	(1)	775,000	(1)	$0.31	5/24/2022
Santi Pierini	-		650,000	(2)	$1.50	3/13/2014
	-		1,650,000	(3)	$1.33	12/12/2019
Michael Lin	250,000	(4)	350,000	(4)	$0.87	8/7/2013
	-		1,400,000	(5)	$1.33	12/12/2019
David Stewart	15,000		-		$0.15	1/1/2017
	75,000		-		$0.55	12/30/2019
	60,000		-		$0.55	8/31/2020
	637,500	(6)	212,500	(6)	$0.31	5/24/2022
	-		2,000,000	(7)	$1.19	9/18/2019
Jeff McCollum (8)	-		-		-	-

(1)	Consists of options to purchase 3,100,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on October 1, 2012.
(2)	Consists of options to purchase 650,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on January 1, 2015.
(3)	Consists of warrants to purchase 1,650,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on January 1, 2015.
(4)	Consists of options to purchase 600,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on July 1, 2014.
(5)	Consists of warrants to purchase 1,400,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on January 1, 2015.
(6)	Consists of options to purchase 850,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on October 1, 2012.
(7)	Consists of warrants to purchase 2,000,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on January 1, 2015.
(8)	Terminated on September 8, 2014. All previously issued options were forfeited upon termination.

Director Compensation

The following table presents the compensation paid as of December 31, 2014 to our non-employee Directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mario Marsillo, Jr.	24,000		26,400				50,400
Gregory Akselrud	24,000		26,400				50,400

(1)

The grant date fair dollar value recognized for the stock option awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 10 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

On April 4, 2014, we expanded the size of the Board of Directors to three directors and appointed Mario Marsillo Jr. and Gregory Akselrud to the Board of Directors, each to serve until our next annual meeting of shareholders. In consideration of their service to us as directors, each of Mr. Marsillo and Mr. Akselrud will receive an annual compensation of $24,000 and were granted options to purchase 30,000 shares of our Common Stock at an exercise price of $1.80 per share, vesting in eight equal quarterly installments commencing on July 4, 2014 and expiring on April 4, 2024.

The Chairman of our Board of Directors, Mr. Brian Ross, does not receive any additional compensation for his services as a director.  Mr. Ross is a current executive officer. Mr. Ross's compensation is fully reflected in the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of March 17, 2015 we had 62,823,458 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 17, 2015 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our directors;

●	each of our executive officers named in the compensation tables in Item 11; and

●	all of our executive officers and directors as a group.

	COMMON STOCK

	# OF	% OF
NAME	SHARES	CLASS

Brian Ross (1)	10,960,667	16.2%
Santi Pierini (2)	545,888	0.9%
Michael Lin (3)	583,380	0.9%
David Stewart (4)	1,262,567	2.0%
Damon Stein (5)	5,491,667	8.3%
Mario Marsillo Jr.(6)	796,724	1.3%
Gregory Akselrud(6)	15,000	< 0.1%
Jeff McCollum (7)	1,890,000	3.0%
All current officers and directors as a group (7 persons)	19,655,892	26.6%

(1)	Includes 4,841,667 options vested and that will vest within the next 60 days.
(2)	Includes 270,833 options vested and that will vest within the next 60 days and 275,055 warrants vested and that will vest within the next 60 days.
(3)	Includes 350,000 options vested and that will vest within the next 60 days and 233,380 warrants vested and that will vest within the next 60 days.
(4)	Includes 929,167 options vested and that will vest within the next 60 days and 333,400 warrants vested and that will vest within the next 60 days.
(5)	Includes 3,516,667 options vested and that will vest within the next 60 days and 225,000 exercisable warrants.
(6)	Includes 15,000 options vested and that will vest within the next 60 days.
(7)	Terminated on September 8, 2014.

Securities authorized for issuance under equity compensation plans.

The table below provides information regarding all compensation plans as of the end of the most recently completed fiscal year (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.  Our stock option plan, or the Plan, was adopted effective as of December 15, 2006 and options may be granted under the Plan through December 14, 2016.  The Plan was amended effective as of May 17, 2006, May 5, 2011, and May 27, 2012 to increase the number of shares available under the Plan for non-qualified stock options from 4,300,000 to 22,500,000. The Plan was amended effective May 24, 2012 to increase the number of options that may be granted in any year to any optionee from 2,000,000 to 4,000,000 shares. The Plan permits the grant of both incentive stock options (if our shareholders approve the plan) and non-qualified stock options. In addition, in 2014, we issued warrants to purchase up to an aggregate of 5,050,000 shares of our Common Stock to certain of our executive officers as individual compensation arrangements.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	19,458,336	$1.23	2,172,929
Total	19,458,336	$1.23	2,172,929

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Related Person Transactions

None.

Director Independence

As our Common Stock is currently quoted on the OTCQB Marketplace, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the Board of Directors meet independence standards prescribed by such rules. We believe that Mr. Marsillo and Mr. Akselrud would qualify as "independent" if we were subject to the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of RBSM LLP, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2014	2013

Audit Fees (1)	$74,500	$70,500
Audit Related Fees	-	-
Tax Fees (2)	10,000	5,000
All Other Fees	-	-

Total Fees	$84,500	$75,500

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

3.1

Composite Copy of Certificate of Incorporation, as amended as of October 10, 2014 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on November 12, 2014).

3.2

Certificate of Designation of 10% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (file no. 333-139586)  filed on December 22, 2006).

3.3

Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB (file no. 000-52635) filed on August 13, 2007).

3.4	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006).

3.5

Certificate of Amendment to the Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 29, 2012).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006).

4.2	Form of Common Stock Purchase Warrant for 8% Series B Convertible Preferred Stock (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 6, 2010).

4.4	Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on September 27, 2012).

4.5	Warrant to Purchase Stock issued September 27, 2012 (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on September 27, 2012).

4.6	Warrant to Purchase Stock issued March 17, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K (file No 000-52635) filed on March 19, 2014).

4.7*, **	Warrant to Purchase Stock issued September 18, 2014.

4.8*, **	Warrant to Purchase Stock issued December 12, 2014.

4.9*, **	Warrant to Purchase Stock issued December 12, 2014.

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

10.5*

Amendment No. 1 to Employment Agreement, dated as of September 8, 2014, between Accelerize Inc. and David Stewart (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on September 9, 2014).

10.6*

Employment Agreement, dated as of June 26, 2013, between Accelerize New Media, Inc. and Michael Lin (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2013).

10.7*

Amendment No. 1 to Employment Agreement, dated as of January 8, 2014, between Accelerize New Media, Inc. and Michael Lin (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2013).

10.8*

Amendment No. 2 to Employment Agreement, dated as of August 8, 2014, between Accelerize New Media, Inc. and Michael Lin (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on August 11, 2014).

10.9*,**	Amendment No. 3 to Employment Agreement, dated as of January 12, 2015, between Accelerize Inc. and Michael Lin.

10.10*

Employment Agreement, dated as of February 10, 2014, between Accelerize New Media, Inc. and Santi Pierini (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2013).

10.11*,**	Amendment No. 1 to Employment Agreement, dated as of July 9, 2014, between Accelerize New Media, Inc. and Santi Pierini

10.12*

Amendment No. 2 to Employment Agreement, dated as of September 18, 2014, between Accelerize Inc. and Santi Pierini (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on September 18, 2014).

10.13*,**	Amendment No. 3 to Employment Agreement, dated as of January 12, 2015, between Accelerize Inc. and Santi Pierini.

10.14*	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006).

10.15*	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 (file no. 333-139586) filed on December 22, 2006).

10.16*	Amendment No. 1 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 10, 2011).

10.17*	Amendment No. 2 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 10, 2011).

10.18*	Amendment No. 3 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K (file no. 000-52635) filed on March 29, 2012).

10.19*	Amendment No. 4 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on May 29, 2012).

10.20

Referral Agreement, dated November 22, 2013, between Accelerize New Media, Inc. and Digital River Marketing Solutions, Inc. (portions of this exhibit have been omitted pursuant to a grant of confidential treatment). (incorporated by reference to the Company’s Annual Report on Form 10-K (file no. 000-52635) filed on December 10, 2013).

10.21**	Amendment No. 1 to Referral Agreement, dated December 22, 2014, between Accelerize Inc. and Digital River Marketing Solutions, Inc.

10.22

Standard Multi-Tenant Office Lease-Gross, dated January 8, 2014, between Accelerize New Media, Inc. and Ferrado Bayview, LLC (incorporated by reference to the Company's Current Report on Form 8-K (file no. 000-52635) filed on January 14, 2014).

10.23

Loan and Security Agreement, dated March 17, 2014, between Accelerize New Media, Inc. and Square1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 19, 2014).

10.24

First Amendment to Loan Agreement, dated September 30, 2014, between Accelerize New Media, Inc. and Square1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on October 6, 2014).

10.25

Intellectual Property Security Agreement, dated March 17, 2014, between Accelerize New Media, Inc. and Square1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 000-52635) filed on March 19, 2014).

10.26	Form of Indemnification Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2013).

10.27

Sublease, dated as of May 1, 2014, between Accelerize New Media, Inc. and Panattoni Development Company, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q (file no. 000-52635) filed on May 13, 2013).

23.1**	Consent of RBSM LLP.

31.1**	Rule 13a-14(a) Certification.

31.2**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

32.2***	Certification pursuant to 18 U.S.C. Section 1350.

101.1**	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) Statements of Comprehensive (Loss) Income, (v) Statements of Shareholders’ Equity, and (vi) related notes to these financial statements.

*     Management contract or compensatory plan or arrangement.

**   Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERIZE INC.

By:    /s/ Brian Ross

Brian Ross

President and Chief Executive Officer

Date: March 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Brian Ross	Chairman of the Board, President and Chief Executive Officer	March 18, 2015
Brian Ross	(Principal executive officer)

By: /s/ Michael Lin	Chief Financial Officer
Michael Lin	(Principal financial and accounting officer)	March 18, 2015

By: /s/ Mario Marsillo Jr.	Director	March 18, 2015
Mario Marsillo Jr.

By: /s/ Gregory Akselrud	Director	March 18, 2015
Gregory Akselrud

ACCELERIZE INC.

 (Formerly Accelerize New Media, Inc.)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	F-4
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014 and 2013	F-5
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014 and 2013	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	F-7
Notes to Consolidated Financial Statements	F-8 – F-19

Report of Independent Registered Public Accounting Firm

Board of Directors

Accelerize Inc.

We have audited the accompanying consolidated balance sheets of Accelerize Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelerize Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP.

March 18, 2015

New York, New York

ACCELERIZE INC.

 (Formerly Accelerize New Media, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$1,130,667	$1,157,315
Accounts receivable, net of allowance for bad debt of $212,113 and $59,072, respectively	1,749,566	1,041,671
Prepaid expenses and other assets	204,268	85,026
Total current assets	3,084,501	2,284,012

Property and equipment, net of accumulated depreciation of $826,802 and $171,856, respectively	1,424,858	756,696
Customer relationships, net of accumulated amortization of $703,704 and $37,037, respectively	296,296	962,963
Deferred financing costs, net of accumulated amortization of $19,317	37,750	-
Other assets	132,988	-
Total assets	$4,976,393	$4,003,671

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,202,495	$1,703,007
Deferred revenues	206,475	83,311
Total current liabilities	1,408,970	1,786,318
Line of credit	2,900,000	-
Total liabilities	4,308,970	1,786,318

Stockholders' Equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 62,816,554 and 58,394,975 shares issued and outstanding, respectively	62,815	58,394
Additional paid-in capital	19,618,153	17,908,278
Accumulated deficit	(19,002,574)	(15,749,319)
Accumulated other comprehensive loss	(10,971)	-

Total stockholders’ equity	667,423	2,217,353

Total liabilities and stockholders’ equity	$4,976,393	$4,003,671

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

 (Formerly Accelerize New Media, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013

Revenues:	$16,460,030	$9,653,865
Cost of revenue	4,143,988	2,063,481
Gross profit	12,316,042	7,590,384

Operating expenses:
Research and development	3,142,851	1,425,215
Sales and marketing	6,170,653	3,829,175
General and administrative	6,224,070	2,520,631
Total operating expenses	15,537,574	7,775,021

Operating loss	(3,221,532)	(184,637)

Other income (expense):
Interest income	18,185	14,745
Interest expense	(49,908)	(39,869)
Total other (expenses)	(31,723)	(25,124)

Loss from continuing operations	(3,253,255)	(209,761)

Discontinued operations
Gain from the disposal of discontinued operations	-	303,537
Income from discontinued operations, net	-	303,537

Net (loss) income	$(3,253,255)	$93,776

Earnings per share:
Basic
Continuing operations	$(0.05)	$-
Discontinued operations	$-	$0.01
Net income	$(0.05)	$0.01

Diluted
Continuing operations	$(0.05)	$-
Discontinued operations	$-	$-
Net income	$(0.05)	$-

Basic weighted average common shares outstanding	60,844,694	57,022,279
Diluted weighted average common shares outstanding	60,844,694	73,475,411

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

(Formerly Accelerize New Media, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2014	2013

Net (loss) income:	$(3,253,255)	$93,776

Foreign currency translation loss	(10,971)	-
Total other comprehensive loss	(10,971)	-

Comprehensive (loss) income	$(3,264,226)	$93,776

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

 (Formerly Accelerize New Media, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

From January 1, 2013 to December 31, 2014

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit)	Income	Equity

Balance, January 1, 2013	55,992,605	$55,991	$16,267,461	$(15,843,095)	$-	$480,357

Conversion of convertible notes payable	131,411	132	52,431	-	-	52,563
Exercise of warrants	2,250,769	2,251	1,082,874	-	-	1,085,125
Cashless exercise of options	20,190	20	1,001	-	-	1,021
Fair value of options	-	-	504,511	-	-	504,511
Net income	-	-	-	93,776	-	93,776
Ending balance, December 31, 2013	58,394,975	$58,394	$17,908,278	$(15,749,319)	$-	$2,217,353
Exercise of warrants	4,371,189	4,371	1,074,659	-	-	1,079,030
Cashless exercise of options	50,390	50	(49)	-	-	1
Fair value of options	-	-	603,198	-	-	603,198
Fair value of warrants issued in connection with line of credit	-	-	32,067	-	-	32,067
Net income	-	-	-	(3,253,255)	-	(3,253,255)
Foreign currency translation	-	-	-	-	(10,971)	(10,971)
Ending balance, December 31, 2014	62,816,554	$62,815	$19,618,153	$(19,002,574)	$(10,971)	$667,423

See Notes to Consolidated Financial Statements

ACCELERIZE INC.

 (Formerly Accelerize New Media, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income	(3,253,255)	93,776

Gain from the disposal of discontinued operations	-	(303,537)
Loss on note receivable	-	19,889
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,321,613	113,588
Amortization of debt discount	19,317	21,293
Provision for bad debt	153,041	40,864
Fair value of services in lieu of proceeds from note receivable	-	246,361
Fair value of options	603,198	504,511
Amortization of original issuance discount	-	(11,889)
Changes in operating assets and liabilities:
Accounts receivable	(860,935)	(408,717)
Other assets	(132,989)	(11,555)
Prepaid expenses	(119,242)	(32,561)
Accounts payable and accrued expenses	(475,512)	418,480
Deferred revenues	123,164	58,695
Net cash (used in) provided by operating activities	(2,621,600)	749,198

Cash flows used in investing activities:
Proceeds from sale of lead generation business	-	137,176
Capitalized software for internal use	(724,722)	(564,644)
Capital expenditures	(598,386)	(216,307)

Net cash used in investing activities	(1,323,108)	(643,775)

Cash flows provided by financing activities:
Principal repayments on notes payable	-	(266,180)
Proceeds from line of credit, net	2,900,000	-
Payment of financing costs	(50,000)	-
Proceeds from exercise of warrants and options	1,079,031	1,086,146
Net cash provided by financing activities	3,929,031	819,966

Effect of exchange rate changes on cash	(10,971)	-

Net (decrease) increase in cash	(26,648)	925,389

Cash, beginning of year	1,157,315	231,926

Cash, end of year	$1,130,667	$1,157,315

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$22,546
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with line of credit	$32,067	$-
Conversion of notes payable to common stock	$-	$52,564
Acquisition of customer relationships and corresponding increase in accounts payable	$-	$1,000,000

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

 (Formerly Accelerize New Media, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

Accelerize Inc., or the Company, a Delaware corporation, incorporated on November 22, 2005, owns and operates CAKE, a Software-as-a-Service platform providing online tracking and analytics solutions for advertisers and online marketers.

The Company provides software solutions for businesses interested in optimizing their digital advertising spend.

In September 2012, the Company sold its online marketing services business to a third party to allocate more resources to its software business.

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

	December 31, 2014	December 31, 2013

Allowance for doubtful accounts	$212,113	$59,072

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During 2014 and 2013, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at December 31, 2014 and 2013. The Company does not require any collateral from its customers.

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

The Company’s software-as-a-service, or SaaS, revenues are generated from implementation and training fees and a monthly license fee, supplemented by per transaction fees paid by customers for monthly platform usage. The initial term of the customer contract is generally one year with one of two general cancellation policies. Each party may cancel the contract within the initial period or after the initial period, with 30-days’ prior notice. The Company does not provide any general right of return for its delivered items. Services associated with the implementation and training fees have standalone value to the Company’s customers, as there are third-party vendors who offer similar services to the Company’s services. Accordingly, they qualify as separate units of accounting. The Company allocates a fair value to each element deliverable at the recognition date and recognizes such value when the services are provided. The Company bases the fair value of the implementation and training fees on third-party evidence and the monthly license fee on vendor-specific objective evidence. Fees charged by third-party vendors for implementation and training services do not vary significantly from the fees charged by the Company. Services associated with implementation and training fees are generally rendered within a month from the initial contract date. The value attributed to the monthly license fees as well as the fees associated with monthly transaction-based platform usage are recognized in the corresponding period.

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

The Company needs to determine whether the instruments issued in the transactions are considered indexed to the Company’s own stock.  While the Company’s 12% convertible promissory notes, or 12% Convertible Notes Payable, and the warrants issued in connection with the Company’s 12% note payable, or 12% Note Payable, did not provide variability involving sales volume, stock index, commodity price, revenue targets, among other things, they did provide for variability involving future equity offerings and issuance of equity-linked financial instruments.  While the instruments did not contain an exercise contingency, the settlement of the 12% Convertible Notes Payable and the warrants issued in connection with the 12% Note Payable would not equal the difference between the fair value of a fixed number of shares of the Company’s Common Stock and a fixed stock price. Accordingly, they were not indexed to the Company’s stock price.

However, the Company believes that there is no value to the derivative liabilities associated with such instruments at December 31, 2014 and December 31, 2013. The Company’s obligations under its 12% Convertible Notes Payable and the warrants issued in connection with the 12% Note Payable have been satisfied without issuing additional consideration to the holders.

 Advertising

The Company expenses advertising costs as incurred.

	2014	2013

Advertising expense	$432,100	$76,502

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of approximately $725,000 during 2014. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to approximately $333,000 at December 31, 2014. The Company’s amortization expenses associated with capitalized software development costs amounted to approximately $391,000 during 2014. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during 2014 and 2013. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	2014	2013
Numerator:
Loss from continuing operations	$(3,253,255)	$(209,761)
Income from discontinued operations	-	303,537
Net (loss) income	$(3,253,255)	$93,776

Denominator:
Denominator for basic earnings per share--weighted average shares	60,844,694	57,022,279
Effect of dilutive securities- when applicable:
Stock options	-	12,918,395
Warrants	-	3,534,737
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	60,844,694	73,475,411

Earnings (loss) per share:
Basic
Continuing operations, as adjusted	$(0.05)	$-
Discontinued operations	$-	$0.01
Net earnings per share- basic	$(0.05)	$0.01

Diluted
Continuing operations, as adjusted	$(0.05)	$-
Discontinued operations	$-	$-
Net earnings per share-diluted	$(0.05)	$-

Weighted-average anti-dilutive common share equivalents	15,839,938	7,469,336

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	December 31,	December 31,
	2014	2013
Internal use software costs	$1,289,367	$564,644
Computer equipment and software	476,963	269,933
Office furniture and equipment	187,263	93,975
Leasehold improvements	298,067	-
	2,251,660	928,552
Accumulated depreciation	(826,802)	(171,856)
	$1,424,858	$756,696

	2014	2013
Depreciation expense	$263,691	$76,551
Amortization expense on internal software	$391,256	$56,387

NOTE 3: DISCONTINUED OPERATIONS

During 2013, the Company recognized $303,537 of gain from the disposal of discontinued operations from in-kind services provided by the buyer of its online marketing services business. The sale of the Company’s online marketing services business closed in September 2012. All obligations of the buyer to the Company were satisfied by December 2013.

The components of the gain from disposal of discontinued operations are as follows:

	Years Ended December 31,
	2014	2013
Disposition proceeds	$-	$-
Proceeds from service note receivable	-	$57,176
Carrying value of net tangible and intangible assets transferred	-	-
Services received in lieu of proceeds on note receivable	-	266,250
Write-down of note receivable	-	(19,889)
Gain from disposal of discontinued operations	$-	$303,537

NOTE 4: NOTE RECEIVABLE

As part of the consideration received from the buyer, or the Buyer, of the Company’s online marketing services division, the Company received on the sale date a note receivable with a face value of $162,000 and a maturity date of February 15, 2015. The note bears interest at an annual rate of 5%. The Buyer was able to satisfy this obligation by paying $100,000 plus accrued interest by January 1, 2013, which it did not do. The note provides for monthly principal repayments of $6,000, plus accrued interest, commencing in November 2012.

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

NOTE 5: PREPAID EXPENSES

At December 31, 2014, the Company’s prepaid expenses consisted primarily of tradeshow costs. At December 31, 2013, the Company’s prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 6: CUSTOMER RELATIONSHIPS

During November 2013, the Company completed its acquisition of certain customer relationships of a former competitor. Pursuant to the acquisition, the Company paid $1 million payable in four installments of $250,000 every quarter, beginning March 2014. The Company paid the final installment of $250,000 on December 2014 and has no outstanding balance under this arrangement at December 31, 2014. Additionally, the former competitor will refer potential clients to the Company. The Company has capitalized the acquisition cost, which approximates fair value of the customer relationships, which amounts to $1,000,000 at December 31, 2014. The Company amortizes such customer relationships over a period of 18 months. The Company incurred amortization expense related to the customer relationships of $666,667 during 2014. The amortization amount for the Customer relationships over the remaining useful life is as follows:

2015	$296,296
Total Remaining Unamortized Customer Relationship Expense	$296,296

NOTE 7: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	December 31, 2014	December 31, 2013

Deferred revenues	$206,475	$83,311

NOTE 8: CONVERTIBLE NOTES PAYABLE AND NOTE PAYABLE

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

The Company made principal repayments of $142,500 on its 12% Note Payable during 2013.

	2014	2013

Interest and amortization expense associated with the 12% Convertible Notes Payable and 12% Note Payable	$-	$39,869

 There were no outstanding balances on convertible notes payable as of December 31, 2014 and December 31, 2013.

NOTE 9: LINE OF CREDIT

On September 30, 2014, the Company entered into an amendment of its Line of Credit with the Lender to borrow up to a maximum of $6,000,000 at our discretion, an increase from up to $3,000,000 that the Company was permitted to borrow under the original Line of Credit entered into on March 17, 2014. Amounts borrowed will accrue interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum, provided that in no event shall the accrued interest payable with respect to any month be less than $10,000. Accrued interest on amounts borrowed is payable monthly and all other amounts borrowed will be payable in full on the maturity date of March 17, 2016, which maturity date may be extended to March 17, 2017 if the Company provides the Lender with a fully-funded business plan acceptable to the Lender by January 15, 2016 and no event of default has occurred. The Line of Credit may be earlier terminated without a prepayment fee.

The Line of Credit, as amended, contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and customer renewal levels, limiting capital expenditures, requiring minimum liquidity and restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2014, the Company was in compliance with these covenants. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. The Company granted the Lender a security interest in all of its personal property and intellectual property.

The Company owed $2,900,000 under the Line of Credit at December 31, 2014. The interest rate for the amount borrowed was 5.5% per annum.

In connection with the Line of Credit, the Company issued to the Lender a warrant to purchase up to 46,875 shares of the Company's Common Stock at an exercise price of $1.60 per share. The warrant expires on March 17, 2017. The fair value of the warrants amounted to $32,067. Additionally, the Company paid $50,000 to the Lender in financing costs. The fair value of the warrants as well as the financing costs not expensed, which amounted to $25,000, were capitalized as deferred financing costs at December 31, 2014. The Company recognized an amortization expense of $19,317 in connection with such deferred financing costs at December 31, 2014.

	2014	2013

Interest and amortization expense associated with the Line of Credit	$20,482	$-

NOTE 10: STOCKHOLDERS’ EQUITY

Common Stock

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, during 2013 is as follows:

	Number of Shares of Common Stock	Carrying Value at Issuance	Carrying Value at Issuance (per share)
Exercise of warrants	2,250,769	$1,085,125	$0.15 - 0.65
Exercise of options	20,190	1,021	0.05
Conversion of 12% Notes Payable to Common Stock	131,411	52,564	0.33 - 0.55

A summary of the issuance of shares of Common Stock, related consideration and fair value of transaction, during 2014 is as follows:

	Number of Shares of Common Stock	Carrying Value at Issuance	Carrying Value at Issuance (per share)
Exercise of warrants	4,371,189	$1,079,130	$0.35
Exercise of options	50,390	1	$0.48

Warrants

The following is a summary of the Company’s activity related to its warrants between January 1, 2013 and December 31, 2014:

	Warrants	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term
Balance, January 1, 2013	12,420,755	$0.46
Granted	-	-
Exercised	(2,250,769)	0.48
Forfeitures	(4,636,861)	0.58
Outstanding at December 31, 2013	5,533,125	$0.34	1.41
Granted	5,096,875	1.28
Exercised	(4,777,375)	0.48
Forfeitures	(512,750)	0.58
Outstanding at December 31, 2014	5,341,875	$1.23	4.70

The fair value of the warrants granted or modified during 2014 is based on the BSM Model using the following assumptions:

2014
Effective Exercise price	$1.19 - 1.60
Effective Market price	$1.19 - 1.60
Volatility	63-64%
Risk-free interest	0.91-1.1%
Terms (years)	3-5
Expected dividend rate	0%

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during 2014 and 2013 is based on the BSM model using the following assumptions:

	2014			2013
Effective Exercise price	$1.10	-	1.80	$0.58	-	1.60
Effective Market price	$1.10	-	1.80	$0.58	-	1.60
Volatility	63	-	64%	61	-	64%
Risk-free interest	0.91	-	1.1%	0.35	-	1.58%
Terms (years)		4			4
Expected dividend rate		0%			0%

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 1, 2013	17,540,000	$0.28
Granted	1,667,500	0.31
Exercised (1)	(22,122)	0.38
Forfeitures	(51,210)	0.30
Outstanding at December 31, 2013	19,134,168	$0.27	6.4	$20,908,118
Granted	2,152,500	1.38
Exercised (2)	(218,332)	.79
Forfeitures	(6,660,000)	0.79
Outstanding at December 31, 2014	14,408,336	$0.50	6.81	$14,573,511
Exercisable at December 31, 2014	8,927,407	0.30	5.83	$10,792,040

(1)   equals to cashless exercise of 20,190 shares of common stock

(2)   equals to cashless exercise of 79,158 shares of common stock

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

	2014	2013
Weighted-average grant date fair value	$0.66	$0.36
Fair value of options	$603,198	$504,511

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $2,144,420 at December 31, 2014 and the Company expects that it will be recognized over the following weighted-average period of 30 months.

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

NOTE 11: INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended December 31,
	2014	2013
Statutory federal rate	34.0%	34.0%
State income taxes net of federal income tax benefit	5.2%	5.2%
Permanent differences for tax purposes	-0.6%	49.6%
Change in valuation allowance	-38.6%	-88.8%
Effective income tax rate:	0.0%	0.0%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryovers	$3,359,000	$2,567,000
Stock-based compensation	732,000	495,000
Other temporary differences	174,000	201,000
Total deferred tax assets	4,265,000	3,264,000
Valuation allowance	(4,265,000)	(3,264,000)
Net deferred tax asset	$-	$-

At December 31, 2013, the Company had available net operating loss carryovers of approximately $6.7 million that may be applied against future taxable income and expires at various dates between 2026 and 2031, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.  The valuation allowance for the deferred tax asset increased by $1 million and decreased by $164,000 during the fiscal years ended December 31, 2014 and 2013 respectively.  The net change in the valuation allowance is primarily due to the net loss in 2014, which increased net operating loss carryforward in 2014 compared to 2013.

NOTE 12: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region during 2014 and 2013 were approximately as follows:

	2014	2013
United States	75%	89%
Europe	17%	9%
Other	8%	2%

NOTE 13: COMMITMENTS AND CONTINGENCIES

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

During May 2014, the Company entered into a one year sublease in Newport Beach, effective May 1, 2014. The Company initially pays monthly base rent of approximately $10,000 per month, increasing to approximately $11,000 per month by the end of the lease term.

During July 2014, the Company entered into a five year lease for certain office space in a business center in London, England, which commenced on July 30, 2014. The base rent is GBP 89,667 per year and the estimated service charges for the lease are GBP 45,658 per year. The Company will pay an estimated GBP 60,000 for furniture, cabling and build out of the office space.

Future annual minimum payments required under operating lease obligations at December 31, 2014 are as follows:

Future Minimum Lease Payments
2015	$363,303
2016	$346,733
2017	$303,415
2018	$25,366

The Company entered into certain employment agreements with four of its executive officers which are still effective as of December 31, 2014. The agreements provide that they will generally terminate on December 31, 2017. Under the agreements, the executive officers are entitled to annual bases salaries of $291,747. Additionally, the agreements provide for an increase in base salary of 3% on January 1, 2014 and every year thereafter. If the Company elects to terminate the agreement(s) without cause, the respective executive officer is entitled to a severance payment of the greater of one-year annual base salary or the remaining payments due based on the agreement.

The commitments under such agreements over the next year are as follows:

Year	Commitments

2015	$1,326,125
2016	$1,365,910
2017	$1,461,522
2018	$1,505,378

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it currently believes, if determined adversely to the Company, would individually or taken together have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

NOTE 14: SUBSEQUENT EVENTS

None