Form 10-Q
period 2015-03-31
Accelerize Inc.
filed 2015-05-11
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 8, 2015, was 62,823,458.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations that our revenues will increase in 2015, our expansion plans, our new products, our intentions to grow revenues by investing in sales and marketing efforts, our spending on research and development, training, and support personnel, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 19, 2015. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,488,837	$1,130,667
Accounts receivable, net of allowance for bad debt of $15,808 and $212,113, respectively	1,946,622	1,749,566
Prepaid expenses and other assets	218,641	204,268
Total current assets	3,654,100	3,084,501

Property and equipment, net of accumulated depreciation of $1,063,158 and $826,802, respectively	1,446,321	1,424,858
Customer relationships, net of accumulated amortization of $870,369 and $703,704, respectively	129,631	296,296
Deferred financing costs, net of accumulated amortization of $26,867 and $19,317, respectively	68,990	37,750
Other assets	126,814	132,988
Total assets	$5,425,856	$4,976,393

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,700,489	$1,202,495
Deferred revenues	75,167	206,475
Total current liabilities	$1,775,656	$1,408,970
Line of credit	3,900,000	2,900,000
Total liabilities	5,675,656	4,308,970

Stockholders' Equity (Deficit)
Common stock; $.001 par value; 100,000,000 shares authorized; 62,833,244 and 62,816,554 shares issued and outstanding, respectively	62,832	62,815
Additional paid-in capital	20,301,678	19,618,153
Accumulated deficit	(20,596,796)	(19,002,574)
Accumulated other comprehensive income	(17,514)	(10,971)

Total stockholders’ equity (deficit)	(249,800)	667,423

Total liabilities and stockholders’ equity (deficit)	$5,425,856	$4,976,393

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended March 31,
	2015	2014

Revenues:	$5,199,662	$3,427,197
Cost of revenue	1,317,766	789,099
Gross profit	3,881,896	2,638,098

Operating expenses:
Research and development	875,382	576,786
Sales and marketing	2,133,924	1,622,449
General and administrative	2,454,446	803,168
Total operating expenses	5,463,752	3,002,403

Operating loss	(1,581,856)	(364,305)

Other income (expense):
Interest income	32,978	-
Interest expense	(45,344)	(3,309)
Total other (expenses)	(12,366)	(3,309)

Net loss	$(1,594,222)	$(367,614)

Net loss per share:
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

Basic weighted average common shares outstanding	62,831,019	58,770,491
Diluted weighted average common shares outstanding	62,831,019	58,770,491

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three-month periods ended March 31,
	2015	2014

Net (loss) income	$(1,594,222)	$(367,614)

Foreign currency translation gain (loss)	(6,543)	1,330
Total other comprehensive income (loss)	(6,543)	1,330

Comprehensive (loss) income	$(1,600,765)	$(366,284)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-month periods ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,594,222)	$(367,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	403,021	257,036
Amortization of debt discount	7,550	3,003
Provision for bad debt	(196,305)	(35,951)
Fair value of options	636,667	143,777
Changes in operating assets and liabilities:
Accounts receivable	(751)	(336,782)
Prepaid expenses	(14,373)	8,143
Accounts payable and accrued expenses	461,045	(206,803)
Deferred revenues	(131,308)	(25,311)
Other assets	6,174	(37,148)
Net cash used in operating activities	(422,502)	(597,650)

Cash flows from investing activities:
Capitalized software for internal use	(177,424)	(153,996)
Capital expenditures	(44,947)	(37,875)
Net cash used in investing activities	(222,371)	(191,871)

Cash flows from financing activities:
Proceeds from line of credit	1,000,000	500,000
Payment of financing costs	-	(40,000)
Net proceeds from exercise of options and warrants	9,586	301,876
Net cash provided by financing activities	1,009,586	761,876

Effect of exchange rate changes on cash	(6,543)	1,200

Net increase (decrease) in cash	358,170	(26,445)

Cash, beginning of period	1,130,667	1,157,315

Cash, end of period	$1,488,837	$1,130,870

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with line of credit	$37,289	$32,067
Capital expenditure included in accounts payable	$35,448	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

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

The condensed consolidated balance sheet presented as of December 31, 2014 has been derived from our audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 19, 2015.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results for the year ending December 31, 2015.

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

	March 31, 2015	December 31, 2014

Allowance for doubtful accounts	$15,808	$212,113

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2015, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at March 31, 2015 or December 31, 2014.  The Company does not require any collateral from its customers.

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

Advertising

The Company expenses advertising costs as incurred.

	Three-month periods ended,
	March 31, 2015	March 31, 2014

Advertising expense	$151,497	$32,211

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of $177,424 during the three-months ended March 31, 2015. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to $855,294 and $604,230 at March 31, 2015 and December 31, 2014, respectively. The Company’s amortization expenses associated with capitalized software development costs amounted to approximately $163,854 during the three-month period ended March 31, 2015. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the three-month periods ended March 31, 2015 and 2014. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	Three-months ended March 31,
	2015	2014
Numerator:
Net loss	$(1,594,222)	$(367,614)

Denominator:
Denominator for basic earnings per share-weighted average shares	62,831,019	58,770,491
Effect of dilutive securities-when applicable:
Stock options	-	-
Warrants	-	-
Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	62,831,019	58,770,491

Loss per share:

Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

Weighted-average anti-dilutive common share equivalents	19,752,825	24,496,668

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	March 31, 2015	December 31, 2014
Internal use software costs	$1,466,791	$1,289,367
Computer equipment and software	534,951	476,963
Office furniture and equipment	204,965	187,263
Leasehold improvements	302,772	298,067
	2,509,479	2,251,660
Accumulated depreciation	(1,063,158)	(826,802)
	$1,446,321	$1,424,858

	Three-month periods ended
	March 31, 2015	March 31, 2014

Depreciation expense	$72,502	$32,347
Amortization expense on internal software	$163,854	$58,023

NOTE 3: PREPAID EXPENSES

At March 31, 2015 and December 31, 2014, the Company’s prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 4: CUSTOMER RELATIONSHIPS

During November 2013, the Company completed its acquisition of certain customer relationships of a former competitor. Pursuant to the acquisition, the Company paid $1 million payable in four installments of $250,000 every quarter, beginning March 2014. The Company paid the final installment of $250,000 in December 2014 and has no outstanding balance under this arrangement. The Company has capitalized the acquisition cost, which approximates fair value of the customer relationships, which amounts to $1,000,000 at March 31, 2015. The Company amortizes such customer relationships over a period of 18 months. The Company incurred amortization expense related to the customer relationships of $166,665 during the three-month period ended March 31, 2015. The amortization amount for the Customer relationships over the remaining useful life is as follows:

Remainder of 2015	$129,631
Total Remaining Unamortized Customer Relationship Expense	$129,631

NOTE 5: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	March 31, 2015	December 31, 2014

Deferred revenues	$75,167	$206,475

NOTE 6: LINE OF CREDIT

On September 30, 2014, the Company entered into an amendment of its line of credit, or the Line of Credit, with Square 1 Bank, or the Lender, to borrow up to a maximum of $6,000,000 at the Company’s discretion, an increase from up to $3,000,000 that the Company was permitted to borrow under the original Line of Credit entered into on March 17, 2014. Amounts borrowed will accrue interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum, provided that in no event shall the accrued interest payable with respect to any month be less than $10,000. Accrued interest on amounts borrowed is payable monthly and all other amounts borrowed will be payable in full on the maturity date of March 17, 2016, which maturity date may be extended to March 17, 2017 if the Company provides the Lender with a fully-funded business plan acceptable to the Lender by January 15, 2016 and no event of default has occurred. The Line of Credit may be earlier terminated without a prepayment fee.

The Line of Credit, as amended, contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels, as defined, and customer renewal levels, limiting capital expenditures, requiring minimum liquidity and restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of March 31, 2015, the Company was in compliance with these covenants. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. The Company granted the Lender a security interest in all of the Company’s personal property and intellectual property.

The Company borrowed $1,000,000 from the Line of Credit during the three-month period ended March 31, 2015. The Company owed $3,900,000 under the Line of Credit at March 31, 2015. The interest rate for the amount borrowed was 5.5% per annum.

In connection with the original Line of Credit, the Company issued to the Lender a warrant to purchase up to 46,875 shares of the Company's Common Stock at an exercise price of $1.60 per share. The warrant expires on March 17, 2017. The fair value of the warrant amounted to $32,067. On March 27, 2015, in connection with an obligation under the Line of Credit when borrowings thereunder exceed $3,000,000, the Company issued to the Lender a warrant to purchase 58,824 shares of the Company’s Common Stock at an exercise price of $1.53 per share. This warrant expires on March 27, 2018. The fair value of the warrant amounted to $37,289.

Additionally, the Company paid $1,200 to the Lender in financing costs. The fair value of the warrants as well as the financing costs not expensed, which amounted to $1,500, were capitalized as deferred financing costs at March 31, 2015. The Company recognized an amortization expense of $7,550 in connection with such deferred financing costs at March 31, 2015.

	Three-month periods ended
	March 31, 2015	March 31, 2014

Amortization expense associated with line of credit	$7,550	$3,309
Interest expense associated with line of credit	$37,455	$-

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

During the three-month periods ended March 31, 2015 and 2014, the Company generated proceeds of $9,586 and $301,876 from the exercise of 11,457 options and 862,500 warrants, respectively.

During the three-month periods ended March 31, 2015 and 2014, the Company issued 5,233 and 519,252 shares of its Common Stock pursuant to the cashless exercise of 11,458 and 600,000 options and warrants, respectively.

Warrants

During the three-month period ended March 31, 2015, the Company issued 58,824 warrants to the Lender. The warrants are exercisable at the price of $1.53 per share and expire on March 27, 2018. The fair value of these warrants which amounted to $37,289, has been recognized as deferred financing fees and is amortized using the effective interest method over the terms of the associated Line of Credit.

The fair value of the warrants granted during the three-month period ended March 31, 2015 is based on the BSM model using the following assumptions:

Effective Exercise price	$1.60
Effective Market price	$1.60
Volatility	64%
Risk-free interest	0.9%
Term (years)	3
Expected dividend rate	0%

During the three months ended March 31, 2015 and 2014, the Company recorded expenses of $284,093 and $0, respectively, related to warrants granted to employees in prior years.

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the three-month periods ended March 31, 2015 and 2014 is based on the BSM model using the following assumptions:

	March 31, 2015			March 31, 2014
Effective Exercise price		$1.40		$1.43	-	1.60
Effective Market price		$1.40		$1.43	-	1.60
Volatility		62%			64%
Risk-free interest		0.9%			0.9%
Terms (years)	3	-	4		4
Expected dividend rate		0%			0%

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Three-month periods ended
	March 31, 2015	March 31, 2014
Weighted-average grant date fair value	$0.66	$0.73
Fair value of options, recognized as selling, general, and administrative expenses	$352,574	$143,777
Number of options granted	22,500	907,500

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $1,664,000 at March 31, 2015 and the Company expects that it will be recognized over the following weighted-average period of 48 months.

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

NOTE 8: COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net (loss) income to comprehensive (loss) income for the three-month periods ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Net loss	$(1,594,222)	$(367,614)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,543)	1,330
Comprehensive loss	$(1,600,765)	$(366,284)

The following table sets forth the balance in accumulated other comprehensive loss as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
Accumulated other comprehensive income loss	$(17,514)	$(10,971)

NOTE 9: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the three-month periods ended March 31, 2015 and 2014 were approximately as follows:

	Three-month periods ended March 31,
	2015	2014
United States	74%	81%
Europe	18%	15%
Other	8%	4%

NOTE 10: COMMITMENTS AND SUBSEQUENT EVENTS

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2014. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our revenue model is based on a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees and royalties. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen a 37% growth in our client base outside of the United States during the three-month period ended March 31, 2015 when compared to the same period in 2014.

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow and could foresee some savings in infrastructure cost due to economies of scale. However, we want to continue to invest in these areas to support our growth. To go-to-market with our recently released new product, CAKE for Advertisers, enterprise sales representatives were added and marketing programs were created to properly launch and market the product to global advertisers. In addition, development resources were required to design and develop CAKE for Advertisers.

We experienced 52% year over year growth in revenue during the three-month period ended March 31, 2015 when compared to the same period in 2014. The organic growth has been a result of providing the marketing technology industry a comprehensive suite of marketing intelligence tools through innovation and what we believe to be a superior product and customer experience.

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

Results of Operations

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

			Increase/	Increase/
	Three-month periods ended		(Decrease)	(Decrease)
	March 31,		in $ 2015	in % 2015
	2015	2014	vs 2014	vs 2014

Revenues	$5,199,662	$3,427,197	$1,772,465	51.7%
Cost of revenues	1,317,766	789,099	528,667	67.0%
Gross Profit	3,881,896	2,638,098	1,243,798	47.1%

Operating expenses:
Research and development	875,382	576,786	298,596	51.8%
Sales and marketing	2,133,924	1,622,449	511,475	31.5%
General and administrative	2,454,446	803,168	1,651,278	205.6%
Total operating expenses	5,463,752	3,002,403	2,461,349	82.0%

Operating loss	(1,581,856)	(364,305)	(1,217,551)	334.2%

Other income (expense):
Interest income	32,978	-	32,978	100%
Interest expense	(45,344)	(3,309)	(42,035)	1270.3%
Total other expenses	(12,366)	(3,309)	(9,057)	273.7%

Net loss	$(1,594,222)	$(367,614)	$(1,226,608)	333.7%

Discussion of Results for Three-Month Periods Ended March 31, 2015 and 2014

Revenues

	Three Months Ended March 31,		% Change
	2015	2014

Revenues	$5,199,662	$3,427,197	51.7%

We generate revenues from a training and implementation (also known as on-boarding) fee and a monthly licensing fee, supplemented by per-transaction fees paid by customers for monthly platform usage. In certain cases we also generate professional service fees and royalties.

The increase in our software licensing revenues during the three-month period ended March 31, 2015, when compared to the prior year period, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of average clients increased 19% during the three-month period ended March 31, 2015, when compared to the prior year period, and our average monthly fee per customer increased 14% during the three-month period ended March 31, 2015, when compared to the prior year period. The increase in the number of customers using our SaaS products and services during the three-month period ended March 31, 2015 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during the remainder of 2015 when compared to 2014.

Cost of Revenues

	Three Months Ended		%
	March 31,		Change
	2015	2014

Cost of Revenues	$1,317,766	$789,099	67.0%

Cost of revenues consists primarily of web hosting and personnel costs associated with supporting customer on-boarding and training activities, consisting of salaries, benefits, and related infrastructure costs. Web hosting fees are partially correlated to our revenues, depending on each specific agreement we have with our clients. The majority of our clients’ services are hosted on non-dedicated servers, on which capacity can be maximized by server, while certain customers prefer to have their services hosted on dedicated servers, on which capacity can only be maximized by customer and by server. Additionally, our resources associated with on-boarding are usually allocated at the beginning of the relationship with the new customer (usually, the first two months). Accordingly, our personnel costs associated with supporting customer on-boarding activities are not necessarily correlated with our revenues.

During the three-month period ended March 31, 2015, when compared to the prior year period, cost of revenues significantly increased reflecting the higher number of employees we hired to support customer on-boarding and training activities, which increased our personnel costs by approximately $494,000, when compared to the same period in 2014, as well as web hosting fees incurred to support our increased number of clients and platform usage, which increased by approximately $451,000, when compared to the same period in 2014.

We believe that our cost of revenues will continue to increase, at lower percentages than our anticipated increase in revenues, during the remainder of 2015, when compared to 2014.

Research and Development Expenses

	Three Months Ended		%
	March 31,		Change
	2015	2014

Research and Development	$875,382	$576,786	51.8%

Research and development expenses consist primarily of personnel costs associated with the enhancement and the maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses increased during the three-month period ended March 31, 2015, when compared to the prior year period, due to increased staff assigned to the enhancement and maintenance of our software services, which translated into increased personnel costs, offset by the capitalization of software development costs which amounted to $177,424 during the three-month period ended March 31, 2015.

We believe that our research and development expenses will continue to increase during the remainder of 2015, when compared to 2014, as we continue to enhance the features of our SaaS platform.

Sales and Marketing Expenses

	Three Months Ended		%
	March 31,		Change
	2015	2014

Sales and Marketing	$2,133,924	$1,622,449	31.5%

Sales and marketing expenses primarily consist of personnel costs associated with the sale and the marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The increase in sales and marketing expenses during the three-month period ended March 31, 2015, when compared to the prior year period, is primarily due to the increased number of employees associated with the sale of our products as well as increased expenditures in our marketing programs, primarily trade shows. Additionally, we amortized intangible assets and customer relationships of $166,665 during the three-month period ended March 31, 2015.

We believe that our sales and marketing expenses will continue to increase in 2015 as we continue to hire more sales and marketing personnel in the U.S. and in Europe in anticipation of increased revenues and as we increase our expenditures in certain marketing programs, such as trade shows. Additionally, the remaining amortization expense of the customer relationships we acquired from our former competitor in November 2013 will amount to $129,631 during the remainder of 2015.

General and Administrative Expenses

	Three Months Ended		%
	March 31,		Change
	2015	2014

General and administrative	$2,454,446	$803,168	205.6%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

The increase in general and administrative expenses during the three-month period ended March 31, 2015, when compared with the prior year period, is primarily due to the increased number of employees hired to support our organization, mostly in HR, recruiting, and accounting functions which were not present during the first quarter of 2014. Increased legal, investor relations, rent, and stock-based compensation expenses contributed to the overall increase when compared to the same period last year. Furthermore, as we continued to expand in Europe in the first quarter of 2015, we incurred increased up-front expenses related to developing and integrating our operations in Europe prior to a commensurate increase in revenues.

We believe that our general and administrative expenses will continue to increase during the remainder of 2015 as we expect that the scope of our operations will continue to increase.

Other Income/Interest Income

	Three Months Ended		%
	March 31,		Change
	2015	2014

Other Income/Interest Income	$32,978	$-	100%

Other Income during the three-month period ended March 31, 2015 consisted of rent income from a sublease of our Santa Monica office space and profit from sale of non-inventory assets.

Other Expense/Interest Expense

	Three Months Ended		%
	March 31,		Change
	2015	2014

Other Expense/Interest Expense	$(45,344)	$(3,309)	1270.3%

Other expense consists of interest charges and amortization of deferred financing costs associated with our Line of Credit with the Lender.

The increase in interest expenses during the three-month period ended March 31, 2015 is primarily due to borrowings we have made from time to time under the Line of Credit. Our interest expense may change during the remainder of 2015 depending on our liquidity needs and we may choose to further finance our working capital needs through our operations, from our Line of Credit, or by issuing equity securities.

Liquidity and Capital Resources

	Ending balance at		Average balance during
	March 31,		three months ended March 31,
	2015	2014	2015	2014
Cash	$1,488,837	$1,130,870	$1,309,752	$1,144,093
Accounts receivable	1,946,622	1,414,404	1,848,094	1,228,038
Accounts payable and accrued expenses	1,700,489	1,495,774	1,451,492	1,599,391
Convertible notes payable excluding debt discount	-	-	-	-
Notes payable, excluding debt discount	-	-	-	-
Line of Credit	3,900,000	500,000	3,400,000	250,000

At March 31, 2015 and 2014, 63% and 58%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity historically include the sale of our securities and other financing activities. Most recently, we have entered into the Line of Credit.

We do not have any material commitments for capital expenditures of tangible items. We routinely purchase computer equipment and technology to maintain or enhance the productivity of our employees and such capital expenditures were $37,875 and $47,806, respectively, during the three-month period ended March 31, 2015 and 2014.

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

The Line of Credit, as amended, contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and customer renewal levels, limiting capital expenditures, requiring minimum liquidity and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of March 31, 2015, we were in compliance with these covenants. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. We granted the Lender a security interest in all of our personal property and intellectual property.

We owed $3,900,000 under the Line of Credit at March 31, 2015. The interest rate for the amount borrowed was 5.5% per annum.

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

Changes in Cash Flows

	Three-month periods ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,594,222)	$(367,614)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	403,021	257,036
Amortization of debt discount	7,550	3,003
Provision for bad debt	(196,305)	(35,951)
Fair value of options	636,667	143,777
Changes in operating assets and liabilities:
Accounts receivable	(751)	(336,782)
Prepaid expenses	(14,373)	8,143
Accounts payable and accrued expenses	461,045	(206,803)
Deferred revenues	(131,308)	(25,311)
Other assets	6,174	(37,148)
Net cash used in operating activities	(422,502)	(597,650)

Cash flows from investing activities:
Capitalized software for internal use	(177,424)	(153,996)
Capital expenditures	(44,947)	(37,875)
Net cash used in investing activities	(222,371)	(191,871)

Cash flows from financing activities:
Proceeds from line of credit	1,000,000	500,000
Payment of financing costs	-	(40,000)
Net proceeds from exercise of options and warrants	9,586	301,876
Net cash provided by financing activities	1,009,586	761,876

Effect of exchange rate changes on cash	(6,543)	1,200

Net increase (decrease) in cash	358,170	(26,445)

Three months ended March 31, 2015

The increase in accounts receivable as of March 31, 2015 is primarily due to a commensurate increase in revenues. The increase in accounts payable and accrued expenses during the three-month period ended March 31, 2015 is primarily due to the accrual of commission payments of approximately $115,000 and certain scheduled bonuses totaling approximately $110,000.

Cash used in investing activities during the three-month period ended March 31, 2015 consists of recurring purchases of computer equipment and other capital expenditures of approximately $45,000, and capitalization of development costs for internal-use software of approximately $177,000.

Cash provided by financing activities during the three-month period ended March 31, 2015 resulted primarily from a $1,000,000 draw down on the Line of Credit during the three-month period ended March 31, 2015.

The increase in net cash flows during the three-month period ended March 31, 2015 was due primarily to proceeds from the Line of Credit necessary to support our existing and anticipated growth.

Three months ended March 31, 2014

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

Despite an increase in revenues, the decrease in net cash flows during the three-month period ended March 31, 2014 was due to a higher increase in web-hosting and payroll costs, as well as an increase in accounts receivable and a decrease in accounts payable and accrued expenses due primarily to higher operating costs necessary to support our growth.

Capital Raising Transactions

Exercise of warrants

There were no proceeds generated from the exercise of warrants during the three-month period ended March 31, 2015.

Other outstanding obligations at March 31, 2015

Line of Credit

During the three months ended March 31, 2015, we borrowed an additional $1,000,000 under the Line of Credit. As of March 31, 2015, we owed $3,900,000 under the Line of Credit.

Warrants

As of March 31, 2015, 5,400,699 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of March 31, 2015, 14,375,836 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 22, 2015, we commenced an action against Jeff McCollum, the former President of our CAKE division, by filing a complaint in the Superior Court of the State of California, County of Orange, Central District, asserting claims against Mr. McCollum for fraud, breach of contract, and breach of fiduciary duty, among others. Our complaint asserts that, during Mr. McCollum’s employment, he engaged in fraud, breached his fiduciary duties to us and our shareholders, and breached the terms of his employment contract in connection with his duties to us. We terminated Mr. McCollum’s employment on September 8, 2014 for cause as defined in Mr. McCollum’s employment agreement as a result of, among other things, Mr. McCollum having abandoned his position and professional responsibilities. Our complaint additionally asserts that following our termination of Mr. McCollum, he illegally accessed and downloaded our proprietary and confidential information, converted our property, and destroyed relevant evidence. In addition to a temporary restraining order, preliminary injunction, and permanent injunction, all enjoining Mr. McCollum from further breaching his employment agreement, we seek general and special damages, pre- and post-judgment interest, and costs of suit according to proof, plus any other legal or equitable relief as the court may deem just and proper. On March 26, 2015, we filed a First Amended Complaint clarifying the trade secret cause of action. Mr. McCollum filed a motion to strike Portions of that First Amended Complaint but, on April 29, 2015, the court denied that motion in its entirety.

On February 23, 2015, Mr. McCollum commenced a separate action by filing a complaint in the Superior Court of the State of California, County of Orange, Central District, asserting claims against us for violation of California Commercial Code §8401 and breach of fiduciary duty arising from Mr. McCollum’s request to have the restrictive legend removed from his share certificate representing shares of our Common Stock owned by him. Mr. McCollum alleges that we contend that the restriction should remain on his share certificate. Mr. McCollum has requested a judicial determination as to his rights to have the restrictive legend removed from his share certificate, and an order compelling the Company to issue him a new certificate without a restrictive legend. He also seeks compensatory and punitive damages, pre-judgment interest, an award of costs, and any other relief the court may deem proper. On March 26, 2015 we filed a demurrer to this action, asserting that Mr. McCollum’s complaint fails to state facts sufficient to constitute a cause of action against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 27, 2015, in connection with an obligation under the Line of Credit when borrowings thereunder exceed $3,000,000, we issued to the Lender a warrant to purchase 58,824 shares of our Common Stock at an exercise price of $1.53 per share. This warrant expires on March 27, 2018. This warrant was exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, as not involving any public offering.

Item 6.  Exhibits

4.1	Warrant to Purchase Stock issued March 27, 2015.*

10.1	Second Amendment to Loan Agreement, dated March 5, 2015, between Accelerize Inc. and Square1 Bank.*

10.2	Third Amendment to Loan Agreement, dated March 19, 2015, between Accelerize Inc. and Square1 Bank.*

10.3	Form of Stock Option Agreement.*

10.4	Form of Stock Option Agreement.*

10.5	Amendment No. 4 to Employment Agreement, dated May 6, 2015, between Accelerize Inc. and Santi Pierini.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive (Loss) Income, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE INC.

Dated: May 11, 2015	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2015	By:	/s/ Michael Lin
Michael Lin
Chief Financial Officer
(Principal Financial Officer)