Form 10-Q
period 2015-06-30
Accelerize Inc.
filed 2015-08-13
CIK 1352952

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 11, 2015, was 62,914,540.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations that our revenues will increase in 2015, our expansion plans, our new products, our intentions to grow revenues by investing in sales and marketing efforts, and our spending on research and development, training and support personnel, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 19, 2015 and in this report. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2015	2014
	(Unaudited)
Current Assets:
Cash	$403,674	$1,130,667
Accounts receivable, net of allowance for bad debt of $5,364 and $212,113, respectively	2,286,592	1,749,566
Prepaid expenses and other assets	402,846	204,268
Total current assets	3,093,112	3,084,501

Property and equipment, net of accumulated depreciation of $1,322,431 and $826,802, respectively	1,450,304	1,424,858
Customer relationships, net of accumulated amortization of $1,000,000 and $703,704, respectively	-	296,296
Deferred financing costs, net of accumulated amortization of $37,899 and $19,317, respectively	59,957	37,750
Other assets	134,564	132,988
Total assets	$4,737,937	$4,976,393

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,689,693	$1,202,495
Deferred revenues	57,134	206,475
Other current liabilities	2,310	-
Total current liabilities	1,749,137	1,408,970
Line of credit	4,500,000	2,900,000
Total liabilities	6,249,137	4,308,970

Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock; $0.001 par value; 100,000,000 shares authorized; 62,837,351 and 62,816,554 shares issued and outstanding, respectively	62,836	62,815
Additional paid-in capital	20,791,623	19,618,153
Accumulated deficit	(22,356,716)	(19,002,574)
Accumulated other comprehensive loss	(8,943)	(10,971)

Total stockholders’ equity (deficit)	(1,511,200)	667,423

Total liabilities and stockholders’ equity (deficit)	$4,737,937	$4,976,393

 See Notes to Unaudited Condensed Consolidated Financial Statements.

 ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues:	$5,465,824	$3,906,409	$10,665,486	$7,333,606
Cost of revenue	1,591,345	1,049,668	2,909,111	1,838,767
Gross profit	3,874,479	2,856,741	7,756,375	5,494,839

Operating expenses:
Research and development	1,326,410	600,259	2,201,792	1,177,045
Sales and marketing	1,915,053	1,400,559	4,048,977	3,023,008
General and administrative	2,351,430	1,567,342	4,805,876	2,370,510
Total operating expenses	5,592,893	3,568,160	11,056,645	6,570,563

Operating loss	(1,718,414)	(711,419)	(3,300,270)	(1,075,724)

Other income (expense):
Interest income	21,387	7,044	54,365	7,044
Interest expense	(62,893)	(2,112)	(108,237)	(5,421)
Total other (expenses)	(41,506)	4,932	(53,872)	1,623

Net loss	$(1,759,920)	$(706,487)	$(3,354,142)	$(1,074,101)

Net loss per share:
Basic	$(0.03)	$(0.01)	$(0.05)	$(0.02)
Diluted	$(0.03)	$(0.01)	$(0.05)	$(0.02)

Basic weighted average common shares outstanding	62,835,140	60,026,430	62,833,091	59,401,930
Diluted weighted average common shares outstanding	62,835,140	60,026,430	62,833,091	59,401,930

 See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2015	2014	2015	2014

Net loss	$(1,759,920)	$(706,487)	$(3,354,142)	$(1,074,101)

Foreign currency translation gain	8,571	1,069	2,028	2,399
Total other comprehensive gain	8,571	1,069	2,028	2,399

Comprehensive loss	$(1,751,349)	$(705,418)	$(3,352,114)	$(1,071,702)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-month periods ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,354,142)	$(1,074,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	791,926	578,278
Amortization of debt discount	18,583	3,750
Provision for bad debt	(206,749)	(20,628)
Fair value of options	1,126,615	287,985
Changes in operating assets and liabilities:
Accounts receivable	(330,277)	(525,412)
Prepaid expenses	(196,268)	45,314
Accounts payable and accrued expenses	446,136	9,160
Deferred revenues	(149,341)	(38,007)
Other assets	(1,576)	(38,006)
Net cash used in operating activities	(1,855,093)	(771,667)

Cash flows from investing activities:
Capitalized software for internal use	(368,041)	(311,106)
Capital expenditures	(115,473)	(186,997)
Net cash used in investing activities	(483,514)	(498,103)

Cash flows from financing activities:
Proceeds from line of credit	1,600,000	1,000,000
Payment of financing costs	-	(40,000)
Net proceeds from exercise of options and warrants	9,586	571,219
Net cash provided by financing activities	1,609,586	1,531,219

Effect of exchange rate changes on cash	2,028	2,399

Net (decrease) increase in cash	(726,993)	263,848

Cash, beginning of period	1,130,667	1,157,315

Cash, end of period	$403,674	$1,421,163

Supplemental disclosures of cash flow information:
Cash paid for interest	$88,300	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with line of credit	$37,289	$32,067
Capital expenditure included in accounts payable	$37,561	$-

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

The condensed consolidated balance sheet presented as of December 31, 2014 has been derived from our audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 19, 2015.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015.

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

Reclassification

The financial statements for the three and six-month periods ended June 30, 2014 have been reclassified to reflect the increase in personnel last year which allowed for more clearly defined roles and allocation of certain unallocated general and administrative expenses to the Company’s functional areas.

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

	June 30, 2015	December 31, 2014

Allowance for doubtful accounts	$5,364	$212,113

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the six-month period ended June 30, 2015, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at June 30, 2015 or December 31, 2014.  The Company does not require any collateral from its customers.

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

 Aditional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and lines of credit approximate their fair value due to the short term maturity of these items.

 Advertising

The Company expenses advertising costs as incurred.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Advertising expense	$83,586	$87,099	$235,083	$119,310

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of $368,041 during the six-months ended June 30, 2015. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to $870,634 and $841,724 at June 30, 2015 and December 31, 2014, respectively. The Company’s amortization expenses associated with capitalized software development costs amounted to $175,278 and $339,132 during the three and six-month periods ended June 30, 2015, respectively, and $109,438 and $167,461 during the three and six-month periods ended June 30, 2014, respectively. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the three and six-month periods ended June 30, 2015 and 2014. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(1,759,920)	$(706,487)	$(3,354,142)	$(1,074,101)

Denominator:
Denominator for basic earnings per share--weighted average shares	62,835,140	60,026,430	62,833,091	59,401,930
Effect of dilutive securities- when applicable:
Stock options	-	-	-	-
Warrants	-	-	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	62,835,140	60,026,430	62,833,091	59,401,930

Loss per share:
Basic	$(0.03)	$(0.01)	$(0.05)	$(0.02)
Diluted	$(0.03)	$(0.01)	$(0.05)	$(0.02)

Weighted-average anti-dilutive common share equivalents	15,159,042	15,544,549	17,443,244	15,822,329

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized

Property and equipment consist of the following at:

	June 30, 2015	December 31, 2014
Internal use software costs	$1,657,408	$1,289,367
Computer equipment and software	582,000	476,963
Office furniture and equipment	224,579	187,263
Leasehold improvements	308,748	298,067
	2,772,735	2,251,660
Accumulated depreciation	(1,322,431)	(826,802)
	$1,450,304	$1,424,858

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Depreciation expense	$83,996	$45,137	$156,498	$77,484
Amortization expense on internal software	$175,278	$109,438	$339,132	$167,461

NOTE 3: PREPAID EXPENSES

At June 30, 2015 and December 31, 2014, the Company’s prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 4: CUSTOMER RELATIONSHIPS

During November 2013, the Company completed its acquisition of certain customer relationships of a former competitor. Pursuant to the acquisition, the Company paid $1 million payable in four installments of $250,000 every quarter, beginning March 2014. The Company paid the final installment of $250,000 in December 2014 and has no outstanding balance under this arrangement. The Company has capitalized the acquisition cost, which approximates fair value of the customer relationships, which amounts to $1,000,000 as is fully amortized at June 30, 2015. The Company amortizes such customer relationships over a period of 18 months. The Company incurred amortization expense related to the customer relationships of $129,631 and $296,296 during the three and six-month periods ended June 30, 2015, respectively and $166,667 and $333,334 during the three and six-month periods ended June 30, 2014, respectively.

NOTE 5: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	June 30, 2015	December 31, 2014

Deferred revenues	$57,134	$206,475

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

The Line of Credit, as amended, contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels, as defined, and customer renewal levels, limiting capital expenditures, requiring minimum liquidity and restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of June 30, 2015, the Company was in compliance with these covenants. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. The Company granted the Lender a security interest in all of the Company’s personal property and intellectual property.

On June 24, 2015, the Company entered into an amendment of the Line of Credit with the Lender, effective until September 1, 2015, which provides an Advance Rate increase, from 3.00 to 3.25, in the Credit Limit calculation. Additionally, the minimum liquidity covenant of $1,000,000 was removed.

As of June 30, 2015, the Company was in compliance with all covenants. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. The Company granted the Lender a security interest in all of the Company’s personal property and intellectual property.

The Company borrowed $1,600,000 from the Line of Credit during the six-month period ended June 30, 2015. The Company owed $4,500,000 under the Line of Credit at June 30, 2015. The interest rate for the amount borrowed was 5.5% per annum.

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

Additionally, the Company paid $1,200 to the Lender in financing costs. The fair value of the warrants as well as the financing costs not expensed, which amounted to $1,500, were capitalized as deferred financing costs at June 30, 2015. The Company recognized amortization and interest expenses in connection with the line of credit for the three and six-month periods ended June 30, 2015 and 2014 as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Amortization expense associated with line of credit	$11,033	$1,358	$18,583	$4,667
Interest expense associated with line of credit	$50,845	$-	$88,300	$-

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

During the six-month periods ended June 30, 2015 and 2014, the Company generated proceeds of $9,586 and $571,219 from the exercise of 11,457 options and 1,632,051 warrants, respectively.

During the six-month period ended June 30, 2015 the Company issued 9,340 shares of its Common Stock pursuant to the cashless exercise of 21,458 options. During the six-month period ended June 30, 2014, the Company issued 50,390 and 538,542 shares of its Common Stock pursuant to the cashless exercise of 79,158 options and 626,250 warrants respectively.

Warrants

During the six-month period ended June 30, 2015, the Company issued 58,824 warrants to the Lender. The warrants are exercisable at the price of $1.53 per share and expire on March 27, 2018. The fair value of these warrants which amounted to $37,289, has been recognized as deferred financing fees and is amortized using the effective interest method over the terms of the associated Line of Credit.

The fair value of the warrants granted during the six-month period ended June 30, 2015 is based on the BSM model using the following assumptions:

Effective Exercise price	$1.60
Effective Market price	$1.60
Volatility	64%
Risk-free interest	0.9%
Term (years)	3
Expected dividend rate	0%

During the three and six-month periods ended June 30, 2015, the Company recorded expenses of $284,093 and $568,186, respectively, related to warrants granted to employees in prior years. The Company recorded no such expenses in 2014.

 Stock Option Plan

The Company has a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan is currently 22,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of Common Stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the six-month periods ended June 30, 2015 and 2014 is based on the BSM model using the following assumptions:

	June 30, 2015			June 30, 2014
Effective exercise price	$1.40	-	1.43	$1.43	-	1.80
Effective market price	$1.40	-	1.43	$1.43	-	1.80
Volatility	61	-	62%		64%
Risk-free interest	0.9	-	1.0%		0.9%
Terms (years)	2	-	4		4
Expected dividend rate		0%			0%

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Six-month periods ended
	June 30, 2015	June 30, 2014
Weighted-average grant date fair value	$0.52	$1.51
Fair value of options, recognized as selling, general, and administrative expenses	$558,430	$287,985
Number of options granted	390,000	1,017,500

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $1,676,874 at June 30, 2015 and the Company expects that it will be recognized over the following weighted-average period of 48 months.

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

NOTE 8: COMPREHENSIVE LOSS

Comprehensive (loss) income includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net (loss) income to comprehensive (loss) income for the three and six-month periods ended June 30, 2015 and 2014:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(1,759,920)	$(706,487)	$(3,354,142)	$(1,074,101)
Other comprehensive income (loss):
Foreign currency translation adjustment	8,571	1,069	2,028	2,399
Comprehensive loss	$(1,751,349)	$(705,418)	$(3,352,114)	$(1,071,702)

The following table sets forth the balance in accumulated other comprehensive loss as of June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014
Accumulated other comprehensive income	$(8,943)	$(10,971)

NOTE 9: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the three and six-month periods ended June 30, 2015 and 2014 were approximately as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	72%	76%	73%	79%
Europe	19%	16%	19%	15%
Other	9%	8%	8%	6%

NOTE 10: COMMITMENTS AND SUBSEQUENT EVENTS

During January 2014, the Company entered into a four year lease for certain office space in Newport Beach, effective February 1, 2014. Under the terms of the lease, the Company initially pays monthly base rent of approximately $22,000 increasing incrementally to approximately $25,000.

During May 2014, the Company entered into a two year sublease in Newport Beach, effective May 1, 2014. The Company initially pays monthly base rent of approximately $10,000 per month, increasing to approximately $11,000 per month by the end of the lease term.

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

We own and operate CAKE, and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful software-as-a service, or SaaS, solution has been an industry standard for affiliate networks, advertisers, publishers, and agencies to measurably improve and optimize their digital spend. We currently have over 500 customers driving billions of consumer actions monthly through the CAKE enterprise platform.

Our revenue model is based on a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees and royalties. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen a 17% and 30% growth in our client base outside of the United States during the three and six-month period ended June 30, 2015, respectively, when compared to the same periods in 2014.

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow and could foresee some savings in infrastructure cost due to economies of scale. However, we want to continue to invest in these areas to support our growth. To go-to-market with our recently released new product, CAKE for Advertisers, enterprise sales representatives were added and marketing programs were created to properly launch and market the product to global advertisers. In addition, development resources continued to design and develop CAKE for Advertisers.

We experienced 46% year over year growth in revenue during the six-month period ended June 30, 2015 when compared to the same period in 2014. The organic growth has been a result of providing the marketing technology industry a comprehensive suite of marketing intelligence tools through innovation and what we believe to be a superior product and customer experience.

We intend to grow revenues by investing in sales, marketing, and product development and innovation. We continued to hire sales executives globally to target specific verticals and accounts with both agencies and advertisers. We allocated a significant portion of our marketing budget to being present at tradeshows, industry publications, and providing the support documentation required by sales initiatives. Additional efforts will be made to speak at industry events and write for online publications, increasing awareness of the CAKE suite of products and the thought leadership driving product development. We also began development on a third product family, CAKE for Publishers, a supply-side platform for use by online publishers.

Our business is headquartered in Newport Beach, California, with offices in Santa Monica, New York and London, allowing us to provide global support to our client base. We are looking to expand our footprint with additional locations in the United States, Europe, Australia, India and Israel. The CAKE platform supports multiple languages and currencies so online marketers can track the performance of their marketing campaigns and better target their digital spend on a global scale.

Our principal offices are located at 20411 SW Birch Street, Suite 250, Newport Beach, CA 92660. Our telephone number there is: (949) 515-2141. Our corporate website is: www.accelerize.com, the contents of which are not part of this quarterly report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "ACLZ."

 Results of Operations

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	Three-month periods		Increase/	Increase/	Six-month periods		Increase/	Increase/
	ended June 30,		(Decrease)	(Decrease)	ended June 30,		(Decrease)	(Decrease)
	2015	2014	$	%	2015	2014	$	%

Revenues:	$5,465,824	$3,906,409	1,559,415	39.9%	$10,665,486	$7,333,606	3,331,880	45.4%
Cost of revenue	1,591,345	1,049,668	541,677	51.6%	2,909,111	1,838,767	1,070,344	58.2%
Gross Profit	3,874,479	2,856,741	1,017,738	35.6%	7,756,375	5,494,839	2,261,536	41.2%

Operating expenses:
Research and development	1,326,410	600,259	726,151	121.0%	2,201,792	1,177,045	1,024,747	87.1%
Sales and marketing	1,915,053	1,400,559	514,494	36.7%	4,048,977	3,023,008	1,025,969	33.9%
General and administrative	2,351,430	1,567,342	784,088	50.0%	4,805,876	2,370,510	2,435,366	102.7%
Total operating expenses	5,592,893	3,568,160	2,024,733	56.7%	11,056,645	6,570,563	4,486,082	68.3%

Operating loss	(1,718,414)	(711,419)	1,006,995	141.5%	(3,300,270)	(1,075,724)	(2,224,546)	206.8%

Other income (expense):
Interest income	21,387	7,044	14,343	203.6%	54,365	7,044	47,321	671.8%
Interest expense	(62,893)	(2,112)	60,781	2877.9%	(108,237)	(5,421)	102,816	1896.6%
Total other expenses	(41,506)	4,932	46,438	941.6%	(53,872)	1,623	55,495	3419.3%

Net loss	$(1,759,920)	$(706,487)	1,053,433	149.1%	$(3,354,142)	$(1,074,101)	2,280,041	212.3%

Discussion of Results for Three-Month and Six-Month Periods Ended June 30, 2015 and 2014

Revenues

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2015	2014		2015	2014

Revenues	$5,465,824	$3,906,409	39.9%	$10,665,486	$7,333,606	45.4%

We generate revenues from a training and implementation (also known as on-boarding) fee and a monthly licensing fee, supplemented by per-transaction fees paid by customers for monthly platform usage. In certain cases we also generate professional service fees and royalties.

The increase in our software licensing revenues during the three and six-month periods ended June 30, 2015, when compared to the prior year periods, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of average clients increased 16% during the three and six-month periods ended June 30, 2015, when compared to the prior year periods, and our average monthly fee per customer increased 14% and 11% during the three and six-month periods ended June 30, 2015, respectively, when compared to the prior year periods. The increase in the number of customers using our SaaS products and services during the three and six-month periods ended June 30, 2014 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during the remainder of 2015 when compared to 2014.

Cost of Revenues

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2015	2014		2015	2014

Cost of Revenues	$1,591,345	$1,049,668	51.6%	$2,909,111	$1,838,767	58.2%

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

During the three and six-month periods ended June 30, 2015, when compared to the prior year periods, cost of revenues significantly increased reflecting the higher number of employees hired to support customer on-boarding and training activities as well as web hosting fees incurred to support our increased number of clients and platform usage, which increased during the three and six-month periods ended June 30, 2015 by approximately $233,000 and $582,000, respectively, when compared to the same periods in 2014.

We believe that our cost of revenues will continue to increase, at lower percentages than our anticipated increase in revenues, during the remainder of 2015, when compared to 2014.

Research and Development Expenses

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2015	2014		2015	2014

Research and Development	$1,326,410	$600,259	121.0%	$2,201,792	$1,177,045	87.1%

Research and development expenses consist primarily of personnel costs associated with the enhancement and maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses increased during the three and six-month periods ended June 30, 2015, when compared to the prior year periods, due to increased staff assigned to the enhancement and maintenance of our software services, which translated to increased personnel costs, offset by the capitalization of software development costs which amounted to $190,617 and $368,041 for the three and six-month periods ended June 30, 2015, respectively.

We believe that our research and development expenses will continue to increase during the remainder of 2015, when compared to 2014, as we continue to enhance the features of our SaaS platform.

Sales and Marketing Expenses

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2015	2014		2015	2014

Sales and Marketing	$1,915,053	$1,400,559	36.7%	$4,048,977	$3,023,008	33.9%

Sales and marketing expenses consist primarily of personnel costs associated with the sale and marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The increase in sales and marketing expenses during the three and six-month periods ended June 30, 2015, when compared to the prior year periods, is primarily due to the increased number of employees associated with the sale of our products as well as increased expenditures in our marketing programs, primarily trade shows. Company rebranding program expenses in mid 2014 contributed to the smaller increase in the three-month period ended June 30, 2015 when compared to the same period in the prior year.

We believe that our sales and marketing expenses will continue to increase in 2015 as we continue to hire more sales and marketing personnel in the U.S. and in Europe in anticipation of increased revenues and as we increase our expenditures in certain marketing programs, such as trade shows.

General and Administrative Expenses

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2015	2014		2015	2014

General and administrative	$2,351,430	$1,567,342	50.0%	$4,805,876	$2,370,510	102.7%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

The increase in general and administrative expenses during the three and six-month periods ended June 30, 2015, when compared with the prior year periods, is primarily due to the increased number of employees hired to support our organization, mostly in HR, recruiting, and accounting functions. Increased legal, investor relations, rent, and stock-based compensation expenses contributed to the overall increase when compared to the same period last year.

We believe that our general and administrative expenses will continue to increase during the remainder of 2015 as we expect that the scope of our operations will continue to increase prior to a commensurate increase in revenues.

Other Income/Interest Income

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2015	2014		2015	2014

Other Income/Interest Income	$21,387	$7,044	203.6%	$54,365	$7,044	671.8%

Other Income during the three and six-month periods ended June 30, 2015 and 2014 consisted of rent income from a sublease of our Santa Monica office space and profit from sale of non-inventory assets.

Other Expenses/Interest Expense

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2015	2014		2015	2014

Other Expenses/Interest Expense	$62,893	$2,112	2877.9%	$108,237	$5,421	1896.6%

Other expense consists of interest charges and amortization of deferred financing costs associated with our Line of Credit with the Lender.

The increase in interest expenses during the three and six-month periods ended June 30, 2015 is primarily due to borrowings we have made from time to time under the Line of Credit. Our interest expense may change during the remainder of 2015 depending on our liquidity needs and we may choose to further finance our working capital needs through our operations, from our Line of Credit, or by issuing equity securities.

Liquidity and Capital Resources

	Ending balance at		Average balance during
	June 30,		six months ended June 30,
	2015	2014	2015	2014
Cash	$403,674	$1,421,163	$767,171	$1,289,239
Accounts receivable	2,286,592	1,587,710	2,018,079	1,314,691

Accounts payable and accrued expenses	1,689,693	1,687,167	1,446,094	1,695,087
Line of credit	4,500,000	1,000,000	3,700,000	500,000

At June 30, 2015 and 2014, 57% and 63%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

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

The Line of Credit, as amended, contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and customer renewal levels, limiting capital expenditures, requiring minimum liquidity and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of June 30, 2015, we were in compliance with these covenants. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. We granted the Lender a security interest in all of our personal property and intellectual property.

We owed $4,500,000 under the Line of Credit at June 30, 2015. The interest rate for the amount borrowed was 5.5% per annum.

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

Changes in Cash Flows

	Six-month periods ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,354,142)	$(1,074,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	791,926	578,278
Amortization of debt discount	18,583	3,750
Provision for bad debt	(206,749)	(20,628)
Fair value of options	1,126,615	287,985
Changes in operating assets and liabilities:
Accounts receivable	(330,277)	(525,412)
Prepaid expenses	(196,268)	45,314
Accounts payable and accrued expenses	446,136	9,160
Deferred revenues	(149,341)	(38,007)
Other assets	(1,576)	(38,006)
Net cash used in operating activities	(1,855,093)	(771,667)

Cash flows from investing activities:
Capitalized software for internal use	(368,041)	(311,106)
Capital expenditures	(115,473)	(186,997)
Net cash used in investing activities	(483,514)	(498,103)

Cash flows from financing activities:
Proceeds from line of credit	1,600,000	1,000,000
Payment of financing costs	-	(40,000)
Net proceeds from exercise of options and warrants	9,586	571,219
Net cash provided by financing activities	1,609,586	1,531,219

Effect of exchange rate changes on cash	2,028	2,399

Net (decrease) increase in cash	(726,993)	263,848

Six months ended June 30, 2015

The slight decrease in accounts receivable as of June 30, 2015 when compared to the same period in 2014, is primarily due to improved collection efforts while revenues continued to increase. Accounts payable and accrued expenses increased during the six-month period ended June 30, 2015 when compared to the same period in 2014 primarily due to improved terms with an increased number of vendors.

Cash used in investing activities during the six-month period ended June 30, 2015 consists of purchases of computer equipment and other capital expenditures of approximately $115,000, and capitalization of development costs for internal-use software of approximately $368,000.

Cash provided by financing activities during the six-month period ended June 30, 2015 resulted from the proceeds from the exercise of options of approximately $10,000 and a $1,600,000 draw down on the Line of Credit.

Despite an increase in revenues, the decrease in net operating cash flows during the six-month period ended June 30, 2015 was mainly due to a higher increase in correlated web-hosting and payroll costs.

Six months ended June 30, 2014

The increase in accounts receivable as of June 30, 2014, when compared to the same period in the prior year, is primarily due to a commensurate increase in revenues. The increase in accounts payable and accrued expenses during the six-month period ended June 30, 2014, when compared to the same period in the prior year, is primarily due to the accrual of the second payment of $250,000 to a former competitor in relation to the purchase of customer relationships.

Cash used in investing activities during the six-month period ended June 30, 2014 consists of purchases of computer equipment and other capital expenditures of approximately $187,000, and capitalization of development costs for internal-use software of approximately $311,000.

Cash provided by financing activities during the six-month period ended June 30, 2014 resulted from the proceeds from the exercise of warrants of approximately $571,000 and $1,000,000 of draw downs on the Line of Credit on June 2014. This amount was offset by $40,000 in financing costs related to the Line of Credit.

Despite an increase in revenues, the decrease in net operating cash flows during the six-month period ended June 30, 2014 was due to a higher increase in correlated web-hosting and payroll costs, as well as an increase in accounts receivable due to a commensurate increase in revenues.

Capital Raising Transactions

Exercise of warrants

There were no proceeds generated from the exercise of warrants during the six-month period ended June 30, 2015.

Other outstanding obligations at June 30, 2015

Line of Credit

During the three months ended June 30, 2015, we borrowed an additional $600,000 under the Line of Credit. As of June 30, 2015, we owed $4,500,000 under the Line of Credit.

Warrants

As of June 30, 2015, 5,380,699 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of June 30, 2015, 14,708,336 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The following supplements and amends our discussion set forth under Part II, Item 1 "Legal Proceedings" in our Quarterly Report on Form 10-Q for the period ended March 31, 2015.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings, including the following, that we currently believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

On February 23, 2015, we commenced an action against Jeff McCollum, the former President of our CAKE division, by filing a complaint in the Superior Court of the State of California, County of Orange, Central District, asserting claims against Mr. McCollum for fraud, breach of contract, and breach of fiduciary duty, among others. Our complaint asserts that, during Mr. McCollum’s employment, he engaged in fraud, breached his fiduciary duties to us, and breached the terms of his employment contract in connection with his duties to us. We terminated Mr. McCollum’s employment on September 8, 2014 for cause as defined in Mr. McCollum’s employment agreement as a result of, among other things, Mr. McCollum having abandoned his position and professional responsibilities (which we concluded constituted, among other things, material breaches of his employment agreement and that his breaches, failures and refusals to perform were incapable of cure, thus supporting a for cause termination). Our complaint additionally asserts that following our termination of Mr. McCollum, he illegally accessed and downloaded our proprietary and confidential information, converted our property, and destroyed relevant evidence. In addition to seeking a temporary restraining order, preliminary injunction, and permanent injunction, all enjoining Mr. McCollum from further breaching his employment agreement, our initial complaint sought general and special damages, pre- and post-judgment interest, and costs of suit according to proof, plus any other legal or equitable relief as the court may deem just and proper. On March 26, 2015, we filed a First Amended Complaint clarifying the trade secret cause of action. Mr. McCollum filed a motion to strike portions of that First Amended Complaint but, on April 29, 2015, the court denied that motion in its entirety.  On May 29, 2015, Mr. McCollum filed a cross-complaint alleging breach of contract by us with respect to Mr. McCollum’s employment agreement and seeking, among other things, the remaining payments under Mr. McCollum’s employment agreement, estimated by Mr. McCollum to be approximately $1.5 million, and the right to exercise 5.825 million stock options we deemed forfeited upon Mr. McCollum’s termination for cause (per the terms of Mr. McCollum’s stock option agreements). On July 6, 2015, we answered Mr. McCollum’s cross complaint by denying Mr. McCollum’s allegations and asserting affirmative defenses.  At this point we have not actively pursued a temporary restraining order, preliminary injunction, or permanent injunction, but we continue to seek damages from Mr. McCollum based on the claims we have asserted.

On February 23, 2015, Mr. McCollum commenced a separate action by filing a complaint in the Superior Court of the State of California, County of Orange, Central District, asserting claims against us for violation of California Commercial Code §8401 and breach of fiduciary duty arising from Mr. McCollum’s request to have the restrictive legend removed from his share certificate representing 1.89 million shares of our common stock owned by him, and seeking declaratory relief as to whether he is entitled to have the restrictive legend removed from his share certificate. Mr. McCollum alleges that we contend that the restriction should remain on his share certificate. Mr. McCollum has requested a judicial determination as to his rights to have the restrictive legend removed from his share certificate, and an order compelling us to issue him a new certificate without a restrictive legend. He also seeks compensatory and punitive damages, pre-judgment interest, an award of costs, and any other relief the court may deem proper. On March 26, 2015, we filed a demurrer to this action, asserting that Mr. McCollum’s complaint fails to state facts sufficient to constitute a cause of action against us. On June 17, 2015, the court overruled our demurrer as to the declaratory relief claim and sustained our demurrer to the other two causes of action included in Mr. McCollum’s complaint, but granted Mr. McCollum 20 days’ leave to amend his complaint as to these two causes of action.  On July 7, 2015, Mr. McCollum filed a First Amended Complaint alleging the same causes of action and seeking the same relief as in his original complaint.  On August 10, 2015, we filed a demurrer to that First Amended Complaint, arguing that the two causes of action for damages fail to state facts sufficient to constitute causes of action against us. That demurrer is scheduled to be heard on September 23, 2015.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 19, 2015.

Some of the shares issued and options granted under our stock plan may have been issued in transactions that were not exempt from registration under certain state securities laws, the result of which is that the holders of these shares and/or options may have rescission rights that could require us to reacquire the shares and/or options.

Some of the shares issued and options granted under our equity compensation plan may not have been exempt from registration or qualification under the securities laws of certain states. We recently became aware that we may not have had a valid exemption for the issuance of these options and shares exercised upon exercise of these options under certain state laws. Because of the lack of registration and, potentially, the lack of a valid exemption from registration, the options we granted and the shares issued upon exercise of these options may have been issued in violation of certain state securities laws and may be subject to rescission. In order to address this issue, we may make a rescission offer to the holders of these shares and options as soon as practicable.

If this rescission offer is accepted, we could be required to make payments to the holders of these shares and options in an amount not yet determinable by us. If any or all of the offerees reject the rescission offer, we may continue to be liable under state securities laws for payments to the offerees. If it is determined that we offered securities without properly registering them under state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws.

We could become subject to litigation that could be costly, result in the diversion of management’s attention and require us to pay damages.

From time to time, we may become involved in legal proceedings. We are currently engaged in a litigation with Jeff McCollum, the former President of our CAKE division. Although we intend to pursue our claims against Mr. McCollum, and to defend ourselves vigorously against his claims, we cannot provide assurance that this litigation or future legal proceedings will result in damages being awarded to us or will not result in substantial costs to us or otherwise adversely impact our reputation.

Item 6.  Exhibits

10.1	Fourth Amendment to Loan Agreement, dated June 24, 2015 between Accelerize Inc. and Square 1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2015).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.**

31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive (Loss) Income, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE INC.

Dated: August 13, 2015	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2015	By:	/s/ Michael Lin
Michael Lin
Chief Financial Officer
(Principal Financial Officer)