Form 10-Q
period 2015-09-30
Accelerize Inc.
filed 2015-11-12
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

(949) 548 2253

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 9, 2015, was 65,059,540.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations that our revenues will increase in the remainder of 2015, our expansion plans, our new products, our intentions to grow revenues by investing in sales and marketing efforts, and our spending on research and development, training and support personnel, and other expected expenses, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 19, 2015, in our quarterly report on Form 10-Q as filed with the SEC on August 13, 2015, and in this report. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash	$519,645	$1,130,667
Accounts receivable, net of allowance for bad debt of $113,944 and $212,113, respectively	2,411,266	1,749,566
Prepaid expenses and other assets	336,836	204,268
Total current assets	3,267,747	3,084,501

Property and equipment, net of accumulated depreciation of $1,586,970 and $826,802, respectively	1,755,770	1,424,858
Customer relationships, net of accumulated amortization of $1,000,000 and $703,704, respectively	-	296,296
Deferred financing costs, net of accumulated amortization of $49,598 and $19,317, respectively	48,258	37,750
Other assets	129,841	132,988
Total assets	$5,201,616	$4,976,393

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$2,450,167	$1,202,495
Deferred revenues	19,384	206,475
Other current liabilities	2,310	-
Total current liabilities	2,471,861	1,408,970
Line of credit	4,215,000	2,900,000
Total liabilities	6,686,861	4,308,970

Commitments and contingencies

Stockholders' Equity (Deficit):
Common Stock; $0.001 par value; 100,000,000 shares authorized; 65,069,326 and 62,816,554 shares issued and outstanding, respectively	65,068	62,815
Additional paid-in capital	23,003,998	19,618,153
Accumulated deficit	(24,539,005)	(19,002,574)
Accumulated other comprehensive loss	(15,306)	(10,971)

Total stockholders’ equity (deficit)	(1,485,245)	667,423

Total liabilities and stockholders’ equity (deficit)	$5,201,616	$4,976,393

 See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2015	2014	2015	2014

Revenues:	$5,288,628	$4,317,325	$15,954,114	$11,650,931
Cost of revenue	1,797,056	1,143,336	4,706,167	2,982,103
Gross profit	3,491,572	3,173,989	11,247,947	8,668,828

Operating expenses:
Research and development	1,391,301	640,177	3,593,093	1,817,222
Sales and marketing	1,824,046	1,865,805	5,873,023	4,888,813
General and administrative	2,394,092	1,921,127	7,199,968	4,291,637
Total operating expenses	5,609,439	4,427,109	16,666,084	10,997,672

Operating (loss) income	(2,117,867)	(1,253,120)	(5,418,137)	(2,328,844)

Other income (expense):
Interest income	9,475	3,729	63,840	10,773
Interest expense	(73,897)	(5,823)	(182,134)	(11,244)
Total other (expense)	(64,422)	(2,094)	(118,294)	(471)

Net loss	$(2,182,289)	$(1,255,214)	$(5,536,431)	$(2,329,315)

Net loss per share:
Basic	$(0.03)	$(0.02)	$(0.09)	$(0.04)
Diluted	$(0.03)	$(0.02)	$(0.09)	$(0.04)

Basic weighted average common shares outstanding	63,876,095	61,711,315	63,184,579	60,180,184
Diluted weighted average common shares outstanding	63,876,095	61,711,315	63,184,579	60,180,184

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2015	2014	2015	2014

Net loss	$(2,182,289)	$(1,255,214)	$(5,536,431)	$(2,329,315)

Foreign currency translation loss	(6,363)	(2,737)	(4,335)	(338)
Total other comprehensive loss	(6,363)	(2,737)	(4,335)	(338)

Comprehensive loss	$(2,188,652)	$(1,257,951)	$(5,540,766)	$(2,329,653)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-month periods ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,536,431)	$(2,329,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,065,624	892,036
Amortization of debt discount	30,282	5,625
Provision for bad debt	(98,169)	28,911
Fair value of options and warrants	1,632,029	461,264
Changes in operating assets and liabilities:
Accounts receivable	(563,531)	(679,898)
Prepaid expenses	(130,258)	(44,822)
Accounts payable and accrued expenses	1,244,171	(314,415)
Deferred revenues	(187,091)	9,152
Other assets	1,574	(135,117)
Net cash used in operating activities	(2,541,800)	(2,106,579)

Cash flows from investing activities:
Capitalized software for internal use	(952,216)	(551,684)
Capital expenditures	(152,080)	(328,760)
Proceeds from sale of assets	5,630	-
Net cash used in investing activities	(1,098,666)	(880,444)

Cash flows from financing activities:
Proceeds from line of credit	1,315,000	2,180,000
Payment of financing costs	-	(40,000)
Net proceeds from exercise of options and warrants	9,586	1,079,031
Net proceeds from issuance of shares of Common Stock	1,852,362	-
Payments related to issuance of shares of Common Stock	(143,169)	-
Net cash provided by financing activities	3,033,779	3,219,031

Effect of exchange rate changes on cash	(4,335)	(338)

Net (decrease) increase in cash	(611,022)	231,670

Cash, beginning of period	1,130,667	1,157,315

Cash, end of period	$519,645	$1,388,985

Supplemental disclosures of cash flow information:
Cash paid for interest	$179,484	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with line of credit	$37,289	$32,067
Capital expenditure included in accounts payable	$-	$-

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

The condensed consolidated balance sheet presented as of December 31, 2014 has been derived from our audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 19, 2015.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and nine-month periods ended September 30, 2015 are not necessarily indicative of the results for the year ending December 31, 2015.

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

Reclassification

The financial statements for the three and nine-month periods ended September 30, 2014 have been reclassified to reflect the increase in personnel last year which allowed for more clearly defined roles and allocation of certain unallocated general and administrative expenses to the Company’s functional areas.

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

	September 30, 2015	December 31, 2014

Allowance for doubtful accounts	$113,944	$212,113

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the nine-month period ended September 30, 2015, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at September 30, 2015 or December 31, 2014.  The Company does not require any collateral from its customers.

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

Advertising

The Company expenses advertising costs as incurred.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Advertising expense	$114,824	$168,235	$349,907	$287,545

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of $952,216 during the nine-months ended September 30, 2015. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to $1,254,675 and $841,724 at September 30, 2015 and December 31, 2014, respectively. The Company’s amortization expenses associated with capitalized software development costs amounted to $200,133 and $539,265 during the three and nine-month periods ended September 30, 2015, respectively, and $104,437 and $271,898 during the three and nine-month periods ended September 30, 2014, respectively. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the nine-month periods ended September 30, 2015 and 2014. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	Three months ended September 30		Nine months ended September 30
	2015	2014	2015	2014
Numerator:
Net loss	$(2,182,289)	$(1,255,214)	$(5,536,431)	$(2,329,315)

Denominator:
Denominator for basic earnings per share--weighted average shares	63,876,095	61,711,315	63,184,579	60,180,184
Effect of dilutive securities- when applicable:
Stock options	-	-	-	-
Warrants	-	-	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	63,876,095	61,711,315	63,184,579	60,180,184

Loss per share:
Basic	$(0.03)	$(0.02)	$(0.09)	$(0.04)
Diluted	$(0.03)	$(0.02)	$(0.09)	$(0.04)

Weighted-average anti-dilutive common share equivalents	16,562,631	14,880,778	17,146,481	15,507,539

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	September 30, 2015	December 31, 2014
Internal use software costs	$2,241,583	$1,289,367
Computer equipment and software	577,149	476,963
Office furniture and equipment	223,184	187,263
Leasehold improvements	300,824	298,067
	3,342,740	2,251,660
Accumulated depreciation	(1,586,970)	(826,802)
	$1,755,770	$1,424,858

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Depreciation expense	$74,851	$42,653	$230,063	$120,137
Amortization expense on internal software	$200,133	$104,437	$539,265	$271,898

During the nine-month period ended September 30, 2015, the Company sold approximately $13,000 in computer equipment with a net book value of approximately $5,500 for proceeds of approximately $5,600.

NOTE 3: PREPAID EXPENSES

At September 30, 2015 and December 31, 2014, the Company’s prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 4: CUSTOMER RELATIONSHIPS

During November 2013, the Company completed its acquisition of certain customer relationships of a former competitor. Pursuant to the acquisition, the Company paid $1 million payable in four installments of $250,000 every quarter, beginning March 2014. The Company paid the final installment of $250,000 in December 2014 and has no outstanding balance under this arrangement. The Company has capitalized the acquisition cost, which approximates fair value of the customer relationships, which amounts to $1,000,000 and is fully amortized at September 30, 2015. The Company amortizes such customer relationships over a period of 18 months. The Company incurred amortization expense related to the customer relationships of $0 and $296,296 during the three and nine-month periods ended September 30, 2015, respectively and $166,667 and $500,001 during the three and nine-month periods ended September 30, 2014, respectively.

NOTE 5: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	September 30, 2015	December 31, 2014

Deferred revenues	$19,384	$206,475

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

The Line of Credit, as amended, contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels, as defined, and customer renewal levels, limiting capital expenditures, requiring minimum liquidity and restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of September 30, 2015, the Company was in compliance with these covenants, except for the Minimum Adjusted EBITDA covenant, the compliance with which the Company is currently discussing with the Lender. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. The Company granted the Lender a security interest in all of the Company’s personal property and intellectual property.

On June 24, 2015, the Company entered into an amendment of the Line of Credit with the Lender, which amended certain covenants until September 1, 2015.

The Company paid down $285,000 on the Line of Credit during the three-month period ended September 30, 2015. The Company owed $4,215,000 under the Line of Credit at September 30, 2015. The interest rate for the amount borrowed was 5.5% per annum.

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

Additionally, the Company paid $2,000 to the Lender in financing costs related to the issuing of the amendment on June 24, 2015, which were capitalized as deferred financing costs at September 30, 2015. The Company recognized amortization and interest expenses in connection with the line of credit for the three and nine-month periods ended September 30, 2015 and 2014 as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Amortization expense associated with line of credit	$11,699	$5,883	$30,282	$11,767
Interest expense associated with line of credit	$60,898	$3,940	$149,198	$4,551

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

During the nine-month periods ended September 30, 2015 and 2014, the Company generated proceeds of $9,586 and $1,079,031 from the exercise of 11,457 and 3,082,875 warrants, respectively.

During the nine-month period ended September 30, 2015, the Company issued 96,316 shares of its Common Stock pursuant to the cashless exercise of 143,541 options. During the nine-month period ended September 30, 2014, the Company issued 1,288,314 and 50,390 shares of its Common Stock pursuant to the cashless exercise of 1,695,000 and 79,158 warrants and options, respectively.

During the nine-month period ended September 30, 2015 the Company sold to investors an aggregate of 2,145,000 shares of its Common Stock at a price of $1.00 per share and warrants to purchase up to an aggregate of 1,287,000 shares of its Common Stock at an exercise price of $1.32 per share for an aggregate gross consideration of $2,145,000 and net proceeds of approximately $1,700,000.

Warrants

During the nine-month period ended September 30, 2015, the Company issued 58,824 warrants to the Lender. The warrants are exercisable at the price of $1.53 per share and expire on March 27, 2018. The fair value of these warrants which amounted to $37,289, has been recognized as deferred financing fees and is amortized using the effective interest method over the terms of the associated Line of Credit.

The fair value of the warrants granted during the nine-month period ended September 30, 2015 is based on the BSM model using the following assumptions:

Effective Exercise price	$1.60
Effective Market price	$1.60
Volatility	64%
Risk-free interest	0.9%
Term (years)	3
Expected dividend rate	0%

During the three and nine-month periods ended September 30, 2015, the Company recorded expenses of $320,024 and $852,278, respectively, related to warrants granted to employees in prior years. The Company recorded no such expenses in 2014.

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the nine-month periods ended September 30, 2015 and 2014 is based on the BSM model using the following assumptions:

	September 30, 2015			September 30, 2014
Effective Exercise price	$0.80	-	1.43	$1.10	-	1.80
Effective Market price	$0.80	-	1.43	$1.10	-	1.80
Volatility	61	–	68%		64%
Risk-free interest	0.9	–	1.0%		0.9%
Terms (years)	2	-	4		4
Expected dividend rate		0%			0%

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Nine-month periods ended
	September 30, 2015	September 30, 2014
Weighted-average grant date fair value	$0.51	$0.26
Fair value of options, recognized as selling, general, and administrative expenses	$779,751	$461,264
Number of options granted	740,000	1,545,000

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $1,377,186 at September 30, 2015 and the Company expects that it will be recognized over the following weighted-average period of 48 months.

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

NOTE 8: COMPREHENSIVE INCOME (LOSS)

Comprehensive loss includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net loss to comprehensive income for the three and nine-month periods ended September 30, 2015 and 2014:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(2,182,289)	$(1,255,214)	$(5,536,431)	$(2,329,315)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,363)	(2,737)	(4,335)	(338)
Comprehensive loss	$(2,188,652)	$(1,257,951)	$(5,540,766)	$(2,329,653)

The following table sets forth the balance in accumulated other comprehensive loss as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015	December 31, 2014
Accumulated other comprehensive loss	$(15,306)	$(10,971)

NOTE 9: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the three and nine-month periods ended September 30, 2015 and 2014 were approximately as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	69%	75%	71%	77%
Europe	19%	17%	19%	16%
Other	12%	8%	10%	7%

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

NOTE 11: SUBSEQUENT EVENTS

None.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2014. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information” elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We own and operate CAKE, and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful software-as-a service, or SaaS, solution has been an industry standard for advertisers, networks, publishers, and agencies to measurably improve and optimize their digital spend. We currently have over 500 customers driving billions of consumer actions monthly through the CAKE enterprise platform.

Our revenue model is based on a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees and royalties. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen a 24% and 26% growth in our client base outside of the United States during the three and nine-month periods ended September 30, 2015, respectively, when compared to the same periods in 2014.

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow and could foresee some savings in infrastructure cost due to economies of scale. However, we want to continue to invest in these areas to support our growth.

We experienced 37% year over year growth in revenue during the nine-month period ended September 30, 2015 when compared to the same period in 2014. The organic growth has been a result of providing the marketing technology industry a comprehensive suite of marketing intelligence tools through innovation and what we believe to be a superior product and customer experience.

We allocated a portion of our marketing budget to being present at tradeshows, industry publications, and providing the support documentation required by sales initiatives. Additional efforts will be made to speak at industry events and write for online publications, increasing awareness of the CAKE suite of products and the thought leadership driving product development.

Our business is headquartered in Newport Beach, California, with offices in Santa Monica, New York and London, allowing us to provide global support to our client base. We are looking to expand our footprint with additional locations in the United States, Europe, India and Israel. The CAKE platform supports multiple languages and currencies so online marketers can track the performance of their marketing campaigns and better target their digital spend on a global scale.

Our principal offices are located at 20411 SW Birch Street, Suite 250, Newport Beach, CA 92660. Our telephone number there is: (949) 548-2253. Our corporate website is: www.accelerize.com, the contents of which are not part of this quarterly report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "ACLZ."

Results of Operations

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	Three-month periods		Increase/	Increase/	Nine-month periods		Increase/	Increase/
	ended September 30,		(Decrease)	(Decrease)	ended September 30,		(Decrease)	(Decrease)
	2015	2014	$	%	2015	2014	$	%

Revenues:	$5,288,628	$4,317,325	971,303	22.5%	$15,954,114	$11,650,931	4,303,183	36.9%
Cost of revenue	$1,797,056	$1,143,336	653,720	57.2%	$4,706,167	$2,982,103	1,724,064	57.8%
Gross Profit	3,491,572	3,173,989	317,583	10.0%	11,247,947	8,668,828	2,579,119	29.8%

Operating expenses:
Research and development	$1,391,301	$640,177	751,124	117.3%	$3,593,093	$1,817,222	1,775,871	97.7%
Sales and marketing	$1,824,046	$1,865,805	(41,759)	-2.2%	$5,873,023	$4,888,813	984,210	20.1%
General and administrative	$2,394,092	$1,921,127	472,965	24.6%	$7,199,968	$4,291,637	2,908,331	67.8%
Total operating expenses	5,609,439	4,427,109	1,182,330	26.7%	16,666,084	10,997,672	5,668,412	51.5%

Operating loss	(2,117,867)	(1,253,120)	864,747	69.0%	(5,418,137)	(2,328,844)	(3,089,293)	132.7%

Other income (expense):
Interest income	$9,475	$3,729	5,746	154.1%	$63,840	$10,773	53,067	492.6%
Interest expense	$(73,897)	$(5,823)	68,074	1169.1%	$(182,134)	$(11,244)	170,890	1519.8%
Total other expenses	(64,422)	(2,094)	62,328	2976.5%	(118,294)	(471)	117,823	25015.5%

Net loss	$(2,182,289)	$(1,255,214)	927,075	73.9%	$(5,536,431)	$(2,329,315)	3,207,116	137.7%

Discussion of Results for Three-Month and Nine-Month Periods Ended September 30, 2015 and 2014

Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2014	2013
Revenues	$5,288,628	$4,317,325	22.5%	$15,954,114	$11,650,931	36.9%

We generate revenues from a training and implementation (also known as on-boarding) fee and a monthly licensing fee, supplemented by per-transaction fees paid by customers for monthly platform usage. In certain cases we also generate professional service fees and royalties.

The increase in our software licensing revenues during the three and nine-month periods ended September 30, 2015, when compared to the prior year periods, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of clients increased 20% during the three and nine-month periods ended September 30, 2015, when compared to the prior year periods, and our average monthly fee per customer increased 20% and 12% during the three and nine-month periods ended September 30, 2015, respectively, when compared to the prior year periods. The increase in the number of customers using our SaaS products and services during the three and nine-month periods ended September 30, 2014 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during the remainder of 2015 when compared to 2014.

Cost of Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014

Cost of Revenues	$1,797,056	$1,143,336	57.2%	$4,706,167	$2,982,103	57.8%

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

During the three and nine-month periods ended September 30, 2015, when compared to the prior year periods, cost of revenues significantly increased reflecting the higher number of employees hired to support customer on-boarding and training activities as well as web hosting fees incurred to support our increased number of clients and platform usage, which increased during the three and nine-month periods ended September 30, 2015 by approximately $238,000 and $820,000, respectively, when compared to the same periods in 2014.

We believe that our cost of revenues will continue to increase, at lower percentages than our anticipated increase in revenues, during the remainder of 2015, when compared to 2014.

Research and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014

Research and Development	$1,391,301	$640,177	117.3%	$3,593,093	$1,817,222	97.7%

Research and development expenses consist primarily of personnel costs associated with the enhancement and maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses increased during the three and nine-month periods ended September 30, 2015, when compared to the prior year periods, due to increased personnel costs associated with increased staff assigned to the enhancement and maintenance of our software services, offset by the capitalization of software development costs which amounted to $584,174 and $952,216 for the three and nine-month periods ended September 30, 2015, respectively.

While we continue to enhance the features of our SaaS platform, we believe that our research and development expenses will remain stable during the remainder of 2015.

Sales and Marketing Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
Sales and Marketing	$1,824,046	$1,865,805	-2.2%	$5,873,023	$4,888,813	20.1%

Sales and marketing expenses consist primarily of personnel costs associated with the sale and marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The decrease in sales and marketing expenses during the three-month period ended September 30, 2015 when compared to the prior year period is primarily due to the streamlining of marketing functions which resulted in reduced headcount and lower personnel costs. Additionally, amortization expense related to the customer relationships were fully amortized during the first half of 2015. The increase in sales and marketing expenses during the nine-month period ended September 30, 2015, when compared to the prior year period, is primarily due to increased expenditures in our marketing programs, trade shows, press relations, industry analyst relations and digital advertising during the first half of the year.

We believe that our sales and marketing expenses will remain stable during the remainder of 2015.

General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014

General and administrative	$2,394,092	$1,921,127	24.6%	$7,199,968	$4,291,637	67.8%

General and administrative expenses consist primarily of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses.

The increase in general and administrative expenses during the three and nine-month periods ended September 30, 2015, when compared with the prior year periods, is primarily due to the increased number of employees hired to support our organization, mostly in HR and accounting functions. Increased legal, investor relations, rent, and stock-based compensation expenses contributed to the overall increase when compared to the same period last year.

We believe that our general and administrative expenses will remain stable during the remainder of 2015.

Other Income/Interest Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014

Other Income/Interest Income	$9,475	$3,729	154.1%	$63,840	$10,773	492.6%

Other income during the three and nine-month periods ended September 30, 2015 and 2014 consisted of rent income from a sublease of our Santa Monica office space and profit from sale of non-inventory assets.

Other Expenses/Interest Expense

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014

Other Expenses/Interest Expense	$73,897	$5,823	1169.1%	$182,134	$11,244	1519.8%

Other expense consists of interest charges and amortization of deferred financing costs associated with our Line of Credit with the Lender.

The increase in interest expenses during the three and nine-month periods ended September 30, 2015 is primarily due to borrowings we have made from time to time under the Line of Credit. Our interest expense may change during the remainder of 2015 depending on our liquidity needs and we may choose to further finance our working capital needs through our operations, from our Line of Credit, or by issuing equity securities.

Liquidity and Capital Resources

	Ending balance at September 30,		Average balance during nine-months ended September 30,
	2015	2014	2015	2014
Cash	$519,645	$1,388,985	$825,156	$1,273,150
Accounts receivable, net	2,411,266	1,692,658	2,080,416	1,367,165

Accounts payable and accrued expenses	2,450,167	1,363,592	1,826,331	1,533,299
Convertible notes payable excluding debt discount	-	-	-	-
Notes payable, excluding debt discount	-	-	-	-
Line of credit	4,215,000	2,180,000	3,557,500	1,090,000

At September 30, 2015 and 2014, 56% and 60%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity historically include the sale of our securities and borrowings from our Line of Credit. Most recently, in August 2015, we sold to investors an aggregate of 2,145,000 shares of our Common Stock at a price of $1.00 per share and warrants to purchase up to an aggregate of 1,287,000 shares of our Common Stock at an exercise price of $1.32 per share for an aggregate gross consideration of $2,145,000 and net proceeds of approximately $1,700,000.

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

The Line of Credit, as amended, contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and customer renewal levels, limiting capital expenditures, requiring minimum liquidity and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of September 30, 2015, we were in compliance with these covenants, except for the Minimum Adjusted EBITDA covenant, the compliance with which we are currently discussing with the Lender. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. We granted the Lender a security interest in all of our personal property and intellectual property.

We owed $4,215,000 under the Line of Credit at September 30, 2015. The interest rate for the amount borrowed was 5.5% per annum.

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

Changes in Cash Flows

	Nine-month periods ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,536,431)	$(2,329,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,064,175	892,036
Amortization of debt discount	30,282	5,625
Provision for bad debt	(98,169)	28,911
Fair value of options	1,632,029	461,264
Changes in operating assets and liabilities:
Accounts receivable	(563,531)	(679,898)
Prepaid expenses	(130,258)	(44,822)
Accounts payable and accrued expenses	1,244,171	(314,415)
Deferred revenues	(187,091)	9,152
Other assets	3,036	(135,117)
Net cash used in operating activities	(2,541,787)	(2,106,579)

Cash flows from investing activities:
Capitalized software for internal use	(952,216)	(551,684)
Capital expenditures	(152,093)	(328,760)
Proceeds from sale of assets	5,630	-
Net cash used in investing activities	(1,098,679)	(880,444)

Cash flows from financing activities:
Proceeds from line of credit	1,315,000	2,180,000
Payment of financing costs	-	(40,000)
Net proceeds from issuance of shares of Common Stock	9,586	1,079,031
Net proceeds from exercise of options and warrants	1,852,362	-
Payments related to issuance of shares of Common Stock	(143,169)	-
Net cash provided by financing activities	3,033,779	3,219,031

Effect of exchange rate changes on cash	(4,335)	(338)

Net (decrease) increase in cash	(611,022)	231,670

Changes in Cash Flows During the Nine Months ended September 30, 2015

The increase in accounts receivable as of September 30, 2015, when compared to the same period in 2014, is primarily due to a commensurate increase in revenues. Accounts payable and accrued expenses increased during the nine-month period ended September 30, 2015 when compared to the same period in 2014 primarily due to improved terms with an increased number of vendors.

Cash used in investing activities during the nine-month period ended September 30, 2015 consists of purchases of computer equipment and other capital expenditures of approximately $139,000, and capitalization of development costs for internal-use software of approximately $950,000.

Cash provided by financing activities during the nine-month period ended September 30, 2015 resulted from the proceeds from the exercise of warrants of approximately $10,000, a $1,315,000 draw down on the Line of Credit, and $1,850,000 in net proceeds from the sale of shares of Common Stock offset by $143,000 in expense related to the offering.

The increase in net cash used in operating activities during the nine-month period ended September 30, 2015 was primarily due to a higher increase in correlated web-hosting and payroll costs, as well as an increase in accounts receivable due to a commensurate increase in revenues.

Capital Raising Transactions

Exercise of warrants

There were no proceeds generated from the exercise of warrants during the nine-month period ended September 30, 2015.

Other outstanding obligations at September 30, 2015

Line of Credit

During the three months ended September 30, 2015, we paid down $285,000 on the Line of Credit. As of September 30, 2015, we owed $4,215,000 under the Line of Credit.

Warrants

As of September 30, 2015, 6,667,699 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of September 30, 2015, 14,499,168 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we currently believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. There have been no material changes to our legal proceedings previously disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2015 except as set forth below.

McCollum Litigation

We are currently involved in a litigation with Jeff McCollum, the former President of our CAKE division, in the Superior Court of the State of California whereby we asserted claims against Mr. McCollum for fraud, breach of contract, and breach of fiduciary duty, among others, following our termination of Mr. McCollum’s employment on September 8, 2014 for cause as a result of, among other things, Mr. McCollum having abandoned his position and professional responsibilities. Mr. McCollum filed a crosscomplaint alleging breach of contract by us with respect to Mr. McCollum’s employment agreement and commenced a separate action in the Superior Court of the State of California asserting claims against us for violation of California Commercial Code §8401 and breach of fiduciary duty arising from Mr. McCollum’s request to have the restrictive legend removed from his share certificate representing 1.89 million shares of our common stock owned by him, and seeking declaratory relief as to whether he is entitled to have the restrictive legend removed from his share certificate. On July 7, 2015, Mr. McCollum filed a First Amended Complaint alleging the same causes of action and seeking the same relief as in his original complaint. On August 10, 2015, we filed a demurrer to that First Amended Complaint, arguing that the two causes of action for damages fail to state facts sufficient to constitute causes of action against us. That demurrer was heard on September 23, 2015.  The court sustained our demurrer to those two causes of action, but granted Mr. McCollum 20 days’ leave to amend his complaint as to those causes of action. On October 13, 2015, Mr. McCollum filed a Second Amended Complaint alleging the same causes of action and seeking the same relief as in his original and first amended complaints. Our response to that complaint is due on November 17, 2015. On September 14, 2015, Mr. McCollum filed a motion for summary judgment on his declaratory relief cause of action related to the removal of the restrictive legend. That motion currently is scheduled to be heard on December 9, 2015 and our opposition is due November 25, 2015.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors set forth in our Annual Report on Form 10-K filed with the SEC on March 19, 2015 and in our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2015.

Item 6.  Exhibits

10.1	Form of Securities Purchase Agreement (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 14, 2015).

10.2	Form of Warrant Purchase Agreement (incorporated by reference from the Company’s Current Report on Form 8-K filed on August 14, 2015).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive (Loss) Income, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE INC.

Dated: November 12, 2015	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2015	By:	/s/ Michael Lin
Michael Lin
Chief Financial Officer
(Principal Financial Officer)