Form 10-K
period 2015-12-31
Accelerize Inc.
filed 2016-03-17
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

 Registrant's telephone number, including area code: (949) 548-2253

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2015, the registrant's most recently completed second fiscal quarter, was $98,176,181. For purposes of this calculation, an aggregate of 8,285,242 shares of Common Stock were held by the directors and officers of the registrant on June 30, 2015 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of March 16, 2016: 65,059,540

In this Annual Report on Form 10-K, the terms the “Company,” “Accelerize,” “we,” “us” or “our” refers to Accelerize Inc., unless the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE,” “EXPECT,” “ANTICIPATE,” “INTEND,” “PLAN,” “ESTIMATE,” “MAY,” “PREDICT,” “WILL,” “POTENTIAL,” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. FOR EXAMPLE, WHEN WE DISCUSS OUR EXPECTATIONS THAT OUR REVENUES WILL INCREASE IN 2016, OUR INTENTIONS TO GROW REVENUES BY INVESTING IN SALES AND MARKETING EFFORTS, OUR SPENDING ON RESEARCH AND DEVELOPMENT, TRAINING, ACCOUNT MANAGEMENT AND SUPPORT PERSONNEL, THE INTERNET MARKET TRENDS, AND SPECIFICALLY, THE GROWTH IN ON-LINE ADVERTISING, PERFORMANCE BASED MARKETING, AND SOFTWARE-AS-A-SERVICE, AND OUR EXPECTATIONS BASED ON SUCH TRENDS, WE ARE USING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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

ACCELERIZE INC.

2015 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

Overview

We own and operate CAKE and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful software-as-a service, or SaaS, is an enterprise solution that has been an industry standard for advertisers, networks, publishers and agencies to measurably improve and optimize digital spend. We currently have over 500 customers driving billions of consumer actions monthly through the CAKE enterprise platform.

On September 30, 2014, we announced a new product offering purpose built for brand advertisers to unify the tracking, attribution and optimization of digital marketing spend across search, display, email, video, social, affiliate and other marketing channels. CAKE for Advertisers allows brands to move beyond the confines of siloed data to track, attribute and optimize digital marketing campaigns in real-time. In 2015, the product was enhanced to include machine learning, multi-touch attribution capabilities. These new capabilities enhance our existing rules-driven attribution to programmatically allow marketers to analyze complex customer journeys; enabling planning and marketing course correction decisions to drive better return on investment of advertising spend.

The CAKE SaaS proprietary marketing platform is used by some of the world’s leading companies and largest customer-base of enterprise performance marketing networks and advertisers. CAKE’s solutions are based on reliable, feature rich technology and are bolstered by the industry’s leading customer service and top tier technology partners-assuring the highest level of uptime.

On January 5, 2016, Gartner, Inc. updated its coverage of us and once again named us as a Vendor to Watch in its “Magic Quadrant for Digital Marketing Hubs” report. This research is intended for chief marketing officers (CMOs), chief marketing technologists and other digital marketing leaders involved in the selection of core systems to support digital marketing business requirements. According to Gartner, we have hub-like real-time multichannel data management and onboarding capabilities. CAKE is for enterprise performance marketers looking to optimize lead generation and customer acquisition through affiliate and direct marketing channels.

Our revenue model is based on a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees and royalties. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen a 16% year on year growth in our client base outside of the United States. During November 2012, we formed Cake Marketing UK Ltd, or the Subsidiary, a private limited company, which is our wholly-owned subsidiary located in the United Kingdom in order to better provide our services in the European market.

Our business is currently headquartered in Newport Beach, California, with operations in Santa Monica, California, and London, England, allowing us to provide global support to our client base. The CAKE platform supports multiple languages and currencies so online marketers can track the performance of their marketing campaigns and better target their digital spend on a global scale.

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow, and we can foresee some savings in infrastructure cost due to economies of scale. In addition, development resources were required to continue to enhance the products. Those resources were used to extend our software platform and to create specific integrations to third party technologies that include, but are not limited to, Google AdWords, Bing Ads, YouTube, Facebook, DoubleClick and Marketo.

We intend to continue to grow revenues by investing in sales, marketing, and product development and innovation. We allocated a portion of our marketing budget to being present at tradeshows, writing for and participating in industry publications, and providing the support documentation required by sales initiatives. Additional efforts will be made to speak at industry events and write for online publications, increasing awareness of the CAKE suite of products and the thought leadership driving product development.

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

Additional Characteristics

Managing online marketing campaigns is still a costly proposition.  CPMs (cost per thousand impressions) tend to be slightly higher than other traditional media.  Accordingly, customer acquisition costs can easily become astronomical, if left unchecked.  Risks associated with customer acquisition costs are as follows:

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

We own and operate CAKE, and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful SaaS is an enterprise solution that has been an industry standard for advertisers, networks, publishers and agencies to measurably improve and optimize digital spend. We currently have over 500 customers driving billions of consumer actions monthly through the CAKE enterprise platform.

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

Intellectual Property

Our employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our copyright and trademark notices. As of December 31, 2015, we do not have any registered or pending patents or trademarks, except for a Service Mark (Reg. No. 4,225,522) issued on October 16, 2012 by the U.S. Patent and Trademark Office which consists of geometric shapes arranged to resemble a multi-layered slice of cake.

Competition

CAKE's products have specific competitors in each of the channels that we track and support. Competitors in the affiliate tracking industry include TUNE/HasOffers and HitPath. Impact Radius is a privately-held company with a performance and direct response advertising platform focused on retail tracking.  Competitors in the mobile tracking sector include TUNE/Mobile App Tracking.

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

Research and Development

During 2015 and 2014, we incurred research and development expenses of approximately $4,630,000 and $2,485,000, respectively, in order to further enhance our CAKE software.

Employees

As of December 31, 2015, we had 94 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

Our resources are limited. Our working capital deficiency at December 31, 2015 amounts to approximately $3,900,000. As we implement our growth strategy, poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase as we continue to develop and implement our products and services. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses, or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We have a history of losses.

We have a history of losses and negative cash flows from operations. In contrast to our profitability in 2013, we had a net loss of approximately $6.2 million in 2015 and a net loss of approximately $3.3 million in 2014. Our operations have been financed primarily through proceeds from the issuance of equity and use of a line of credit. We may continue to incur losses in the future.

We have substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2015, we had total debt outstanding of approximately $4.6 million, of which all is short term.

We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness and tax liabilities from cash flow from our operations and potentially from securities offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

We have invested a substantial amount of time and money in developing and launching our proprietary platform which has resulted in annual revenues of approximately $21.4 million in 2015. We may have difficulties in reaching market acceptance due to potential technical delays and malfunctions which may result in additional expenses and our continual increase in market acceptance will require additional sales, marketing and other customer-acquisition support expenses.

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

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including database software from Microsoft Corporation, and servers hosted at Rackspace Hosting, Inc. and Amazon Web Services. This hardware and software may not continue to be available to us at reasonable prices, or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

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

Our future performance and success is heavily dependent upon the continued active participation of our current senior management team, including our President and Chief Executive Officer, Brian Ross, our Chief Operating Officer and President of our CAKE division, Santi Pierini, our Chief Technology Officer, David Stewart, and our General Counsel and Secretary, Damon Stein. The loss of any of their services could have a material adverse effect on our business development and our ability to execute our growth strategy, resulting in loss of sales and a slower rate of growth. We do not maintain any "key person" life insurance for any of our employees.

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

Dilutive securities may adversely impact our stock price.

As of March 16, 2016, the following securities exercisable into shares of our Common Stock were outstanding:

●	6,667,699 shares of Common Stock issuable pursuant to the exercise of warrants; and

●	13,590,000 shares of Common Stock issuable pursuant to the exercise of options.

These securities represent, as of March 16, 2016, approximately 24% of our Common Stock on a fully diluted, as exercised basis. 5,275,000 of the shares of Common Stock issuable pursuant to the exercise of warrants are beneficially owned by our management. The exercise of any of these options or warrants, both of which have fixed prices, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

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

We currently have an effective shelf registration statement that allows us to issue our Common Stock to the public on an expedited basis. Sales of shares of our Common Stock in the public market, or the perception that these sales might occur, could depress the market price of our Common Stock and may make it more difficult for our stockholders to sell their common stock at desirable prices. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

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

If such shares and options are subject to rescission, we could be required to make payments to the holders of these shares and options in an amount not yet determinable by us. If any or all of the offerees reject the rescission offer, we may continue to be liable under state securities laws for payments to the offerees. If it is determined that we offered securities without properly registering them under state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

In January 2014, we entered into an office lease agreement to lease approximately 8,754 usable square feet of office space at 20411 SW Birch Street, Suite 250, Newport Beach, California 92660. The lease is for a term of four years, commencing on or about February 1, 2014 and provides for an option by us to extend the term for an additional 36 month period following the initial term. The initial base rent for the lease is $22,247 per month, increasing to $25,366 per month by the end of the initial term and adjustable in accordance with the terms of the lease. We will also pay a 10.23% share of the premises’ operating expense increases over the term of the lease. We moved our SaaS business and corporate headquarters to this space on February 18, 2014.

In May 2014, we entered into an office sublease agreement to lease approximately 4,168 usable square feet of additional office space adjacent to our corporate headquarters in Newport Beach. The sublease is for an approximate term of two years, commencing on May 1, 2014 and ending on May 31, 2016. The initial base rent for the sublease is $10,444 per month, increasing to $11,038 per month by the end of the term. We will also pay a 5.33% share of the premises’ operating expense over the term of the sublease.

In July 2014, our Subsidiary entered into an office lease agreement to lease approximately 1,507 usable square feet of office space at 76-78 Charlotte Street, London, England. The lease is for a term of five years, commencing on July 30, 2014 and provides for an option by our Subsidiary to terminate the lease after the three year anniversary, upon giving the lessor six months prior written notice. The base rent is GBP 89,667 per year and the estimated service charges for the Lease are GBP 45,648 per year. We moved the business of our Subsidiary into this space during July 2014.

In July 2015, we entered into a one year lease for approximately 1,495 square feet office space in Los Angeles, California, which commenced on July 31, 2015. This facility is used for administrative purposes.  Under the terms of the lease, we are required to pay a monthly base rent of $850 and an additional monthly rent of $100 for operating expenses.

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

McCollum Litigation

We are currently involved in a litigation with Jeff McCollum, the former President of our CAKE division, in the Superior Court of the State of California, commenced by us on February 22, 2015, whereby we asserted claims against Mr. McCollum for fraud, breach of contract, and breach of fiduciary duty, among others, following our termination of Mr. McCollum’s employment on September 8, 2014 for cause as a result of, among other things, Mr. McCollum having abandoned his position and professional responsibilities. Mr. McCollum filed a cross complaint alleging breach of contract by us with respect to Mr. McCollum’s employment agreement and commenced a separate action on February 23, 2015 in the Superior Court of the State of California asserting claims against us for violation of California Commercial Code §8401 and breach of fiduciary duty arising from Mr. McCollum’s request to have the restrictive legend removed from his share certificate representing 1.89 million shares of our common stock owned by him, and seeking declaratory relief as to whether he is entitled to have the restrictive legend removed from his share certificate. Although we believe that we will prevail on the merits, the ultimate outcome cannot be predicted at this time.

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

Fiscal Year Ended December 31, 2014	High	Low

Quarter Ended March 31, 2014	$1.90	$1.32
Quarter Ended June 30, 2014	$1.81	$1.04
Quarter Ended September 30, 2014	$1.42	$0.87
Quarter Ended December 31, 2014	$1.79	$1.05

Fiscal Year Ended December 31, 2015	High	Low

Quarter Ended March 31, 2015	$1.80	$1.15
Quarter Ended June 30, 2015	$1.99	$1.21
Quarter Ended September 30, 2015	$1.95	$0.37
Quarter Ended December 31, 2015	$0.60	$0.36

Stockholders

As of March 16, 2016, there were 631 stockholders of record of our Common Stock.

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

Overview

We own and operate CAKE and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful SaaS enterprise solution has been an industry standard for advertisers, networks, publishers, and agencies to measurably improve and optimize their digital spend. We currently have over 500 customers driving billions of consumer actions monthly through the CAKE enterprise platform.

Our revenue model is based on a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees and royalties. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen a 16% growth in our client base outside of the United States during 2015 when compared to 2014.

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow and could foresee some savings in infrastructure cost due to economies of scale. However, we want to continue to invest in these areas to support our growth.

We experienced 30% year over year growth in revenue in 2015 when compared to the same period in 2014. The organic growth has been a result of providing the marketing technology industry a comprehensive suite of marketing intelligence tools through innovation and what we believe to be a superior product and customer experience.

We allocated a portion of our marketing budget to being present at tradeshows, writing for and participating in industry publications, and providing the support documentation required by sales initiatives. Additional efforts will be made to speak at industry events and write for online publications, increasing awareness of the CAKE suite of products and the thought leadership driving product development.

Results of Operations

ACCELERIZE INC.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,		Increase/ (Decrease) in $ 2015	Increase/ (Decrease) in % 2015
	2015	2014	vs 2014	vs 2014

Revenue:	$21,396,952	$16,460,030	4,936,922	30.0%
Cost of revenues	6,494,339	4,111,761	2,382,578	57.9%
Gross Profit	14,902,613	12,348,269	2,554,344	20.7%

Operating expenses:
Research and development	4,629,419	2,485,493	2,143,926	86.3%
Sales and marketing	7,360,397	6,864,194	496,203	7.2%
General and administrative	8,998,512	6,220,114	2,778,398	44.7%
Total operating expenses	20,988,328	15,569,801	5,418,527	34.8%

Operating loss	(6,085,715)	(3,221,532)	(2,864,183)	88.9%

Other income (expense):
Interest income	88,561	18,185	70,376	387.0%
Interest expense	(266,884)	(49,908)	216,976	434.8%
Total other (expense)	(178,323)	(31,723)	146,600	462.1%

Net loss	$(6,264,038)	$(3,253,255)	$3,010,783	92.5%

Revenues

	Years ended December 31,		% Change
	2015	2014

Revenues	$21,396,952	$16,460,030	30.0%

We generate revenues from a training and implementation (also known as on-boarding) fee and a monthly licensing fee, supplemented by per-transaction fees paid by customers for monthly platform usage. In certain cases we also generate revenues from professional service fees and royalties.

The increase in our software licensing revenues during 2015, when compared to the prior year, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of clients increased 5% during 2015 when compared to the prior year, and our average monthly fee per customer increased 24% during 2015 when compared to the prior year. The increase in the number of customers using our SaaS products and services during 2015 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during 2016.

Cost of Revenues

	Years ended December 31,		% Change
	2015	2014

Cost of Revenues	$6,494,339	$4,111,761	57.9%

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

During 2015, cost of revenues significantly increased reflecting the higher number of employees hired to support customer on-boarding and training activities, which increased our personnel costs by approximately $150,000 when compared to 2014, as well as higher web hosting fees incurred to support our increased number of clients and platform usage, which increased by approximately $1,354,000, and capitalized software amortization expense which increased by approximately $340,000, when compared to 2014.

We believe that our cost of revenues will continue to increase in 2016, but at lower percentages than experienced in 2015.

Research and Development Expenses

	Years ended December 31,		% Change
	2015	2014

Research and development	$4,629,419	$2,485,493	86.3%

Research and development expenses consist primarily of personnel costs associated with the enhancement and maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses increased during 2015, when compared to the prior year, due to increased personnel costs associated with increased staff assigned to the enhancement and maintenance of our software services, offset by the capitalization of software development costs which amounted to approximately $1,437,000 during 2015. Capitalized software development costs during 2014 amounted to approximately $725,000.

We believe that our research and development expenses will continue to increase during 2016, but at lower percentages than 2015, as we continue to enhance features and functionality of our SaaS platform.

Sales and Marketing Expenses

	Years Ended December 31,		% Change
	2015	2014

Sales and marketing	$7,360,397	$6,864,194	7.2%

Sales and marketing expenses consist primarily of personnel costs associated with the sales and marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The increase in sales and marketing expenses during 2015, when compared to the prior year, is primarily due to the increased number of employees associated with the sale of our products as well as increased expenditures in our marketing programs, trade shows, press relations, industry analyst relations and digital advertising. The increase in sales and marketing expenses were smaller during the second half of the year due to customer relationship expense being fully amortized during the first half of 2015.

We believe that our sales and marketing expenses will increase slightly in 2016 at lower percentages than our anticipated increase in revenues.

General and Administrative Expenses

	Years Ended December 31,		% Change
	2015	2014

General and administrative	$8,998,512	$6,220,114	44.7%

General and administrative expenses consist primarily of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses.

The increase in general and administrative expenses during 2015, when compared with the prior year, is primarily due to the increased number of employees assigned to support our organization which costs, along with benefits and related infrastructure costs, total approximately $1,000,000, and share based and warrant expense of approximately $1,300,000.

We believe that our general and administrative expenses will increase during 2016 as we continue to expand the scope of our operations.

Other Income/Interest Income

	Years Ended December 31,		% Change
	2015	2014

Other income/interest income	$88,561	$18,185	387.0%

Other Income during 2015 consisted of rent income from a sublease of our Santa Monica office space during the first half of the year and profit from sale of non-inventory assets. The increase in Other Income during 2015, when compared to the prior year, is due to the sale of non-inventory assets.

Other Expenses/Interest Expense

	Years Ended December 31,		% Change
	2015	2014

Other expenses/interest expense	$266,884	$49,908	434.8%

Other expenses consist of credit card interest charges, amortization of deferred financing costs associated with our Line of Credit (described below) with Pacific Western Bank, as successor in interest by merger to Square 1 Bank, or the Lender, and interest charges related to the Line of Credit.

The increase in interest expenses during 2015, when compared to the prior year, is primarily due to higher levels of borrowings we have made from time to time under the Line of Credit.

Liquidity and Capital Resources

	Ending balance at December 31,		Average balance during years ended December 31,
	2015	2014	2015	2014
Cash	$908,095	$1,130,667	$1,019,381	$1,143,991
Accounts receivable	1,833,007	1,749,566	1,791,286	1,395,618
Accounts payable and accrued expenses	2,236,750	1,202,495	1,719,623	1,452,751
Line of credit	4,635,000	2,900,000	3,767,500	1,450,000

At December 31, 2015 and 2014, 54% and 58%, respectively, of our total assets consisted of cash, cash equivalents and accounts receivable.

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

Line of Credit

On September 30, 2014, we entered into an amendment of our Line of Credit to borrow up to a maximum of $6,000,000 at our discretion, an increase from up to $3,000,000 that we were permitted to borrow under the original Line of Credit entered into on March 17, 2014. Amounts borrowed will accrue interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum, provided that in no event shall the accrued interest payable with respect to any month be less than $10,000. Accrued interest on amounts borrowed is payable monthly. All other amounts borrowed were to be payable in full on the maturity date of March 17, 2016, however, this date has been extended by the Lender until May 31, 2016. This maturity extension was granted concurrently with a waiver issued by the Lender pursuant to an amendment to the Line of Credit on March 11, 2016, which amendment waives any default due to breach of the Line of Credit minimum liquidity covenant during the specified time period, adjusts the Minimum Adjusted EBITDA covenant, and reduces the credit limit to $5,072,223. A condition precedent to the waiver was the funding of a $625,000 subordinated loan, or the Agility Loan, from Agility Capital II, LLC, or Agility Capital, which funded on March 11, 2016. The Line of Credit may be earlier terminated without a prepayment fee.

The Line of Credit, as amended, contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels, as defined, and customer renewal levels, limiting capital expenditures, requiring minimum liquidity and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2015, we were in compliance with these covenants. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. We granted the Lender a security interest in all of our personal property and intellectual property.

In connection with the original Line of Credit, we issued to the Lender a warrant to purchase up to 46,875 shares of our Common Stock at an exercise price of $1.60 per share. The warrant expires on March 17, 2017. The fair value of the warrant amounted to $32,067. On March 27, 2015, in connection with an obligation under the Line of Credit when borrowings thereunder exceed $3,000,000, we issued to the Lender a warrant to purchase 58,824 shares of our Common Stock at an exercise price of $1.53 per share. This warrant expires on March 27, 2018. The fair value of the warrant amounted to $37,289.

We owed $4,635,000 under the Line of Credit at December 31, 2015. The interest rate for the amount borrowed was 5.5% per annum.

Changes in Cash Flows

	Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(6,264,038)	$(3,253,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,338,667	1,321,613
Amortization of deferred financing cost	41,981	19,317
Loss on sale of assets	3,501	-
Provision for bad debt	183,034	153,041
Fair value of options and warrants	2,068,397	603,198
Changes in operating assets and liabilities:
Accounts receivable	(266,475)	(860,935)
Other assets	8,106	(132,989)
Prepaid expenses	(35,653)	(119,242)
Accounts payable and accrued expenses	1,030,754	(475,512)
Deferred revenues	(196,039)	123,164
Net cash used in operating activities	(2,087,765)	(2,621,600)

Cash flows used in investing activities:
Capitalized software for internal use	(1,436,842)	(724,722)
Capital expenditures	(152,126)	(598,386)
Proceeds from sale of assets	11,090	-
Net cash used in investing activities	(1,577,878)	(1,323,108)

Cash flows provided by financing activities:
Proceeds from line of credit, net	1,735,000	2,900,000
Payment of financing costs	-	(50,000)
Proceeds from exercise of warrants and options	9,587	1,079,031
Net proceeds from issuance of shares of Common Stock	1,852,362	-
Payments related to issuance of shares of Common Stock	(143,169)	-
Net cash provided by financing activities	3,453,780	3,929,031

Effect of exchange rate changes on cash	(10,709)	(10,971)

Net decrease in cash	(222,572)	(26,648)

Cash, beginning of year	1,130,667	1,157,315

Cash, end of year	$908,095	$1,130,667

Comparison of Year Ended December 31, 2015 to December 31, 2014

The increase in accounts receivable as of December 31, 2015, when compared to 2014, is primarily due to a commensurate increase in revenues.

The increase in accounts payable and accrued expenses as of December 31, 2015, when compared to 2014, is primarily due to improved terms with an increased number of vendors.

The decrease in net cash used in operating activities during 2015 was primarily due to the increase in accounts payable and accrued expenses.

Cash used in investing activities during 2015 consists of purchases of computer equipment and other capital expenditures of approximately $152,000, and capitalization of development costs for internal-use software of approximately $1,437,000. Cash used in investing activities during 2014 consisted of approximately $598,000 in purchases of capital expenditures and approximately $725,000 in capitalization of development costs of internal-use software.

Cash provided by financing activities during 2015 resulted from the proceeds from the exercise of warrants of approximately $10,000, a $1,735,000 draw down on the Line of Credit, and $1,850,000 in net proceeds from the sale of shares of Common Stock offset by $143,000 in expense related to the offering. Cash provided by financing activities during 2014 resulted from the proceeds from the exercise of warrants of approximately $1,080,000 and a $2,900,000 draw down on the Line of Credit at December 31, 2014. This amount was offset by $50,000 in financing costs.

Exercise of warrants and options

We had no proceeds generated from the exercise of warrants during 2015. We generated proceeds of $1,079,031 from the exercise of 3,082,875 warrants during 2014.

We generated proceeds of $9,586 from the exercise of 11,457 options during 2015. We had no proceeds generated from the exercise of options during 2014.

Agility Loan

On March 11, 2016, we entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and matures on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. The Agility Loan requires a security interest in all of our personal property and intellectual property, second in priority to the Lender.

Other outstanding obligations at December 31, 2015

Warrants

As of December 31, 2015, 6,667,699 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of December 31, 2015, 13,590,000 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

Share-Based Payment

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. See Note 7 in the footnotes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our stock-based compensation assumptions and expenses.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and former Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and former Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2015 (the end of the period covered by this report).

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management has not identified any material weaknesses in our internal control over financial reporting as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by RBSM LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Amendment to Line of Credit

Given the timing of the event, the following information is included in this Form 10-K pursuant to Item 1.01 “Entry into a Material Definitive Agreement” of Form 8-K in lieu of filing a Form 8-K.

On March 11, 2016 we entered into an amendment and limited waiver, or the Amendment, of our Line of Credit with the Lender. The Amendment extends the maturity date of the amounts borrowed under the Line of Credit from March 17, 2016 until May 31, 2016. The Amendment waives any default due to breach of the Line of Credit minimum liquidity covenant during the specified time period, adjusts the Minimum Adjusted EBITDA covenant, and reduces the credit limit to $5,072,223. A condition precedent to the waiver was the funding of the Agility Loan which funded on March 11, 2016. The description of the Amendment is not complete and is subject to and qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.35 to this Annual Report and is incorporated herein by reference.

Agility Loan

Given the timing of the event, the following information is included in this Form 10-K pursuant to Item 1.01 “Entry into a Material Definitive Agreement,” and Item 2.03 “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K in lieu of filing a Form 8-K.

On March 11, 2016, we entered into a loan agreement, or the Agility Loan Agreement, for the Agility Loan with Agility Capital to borrow up to a maximum of $625,000. We are required to pay fees of approximately $130,000 over the life of the Agility Loan. Amounts borrowed will accrue interest at 12% per annum. Accrued interest on amounts borrowed is payable monthly. Commencing on July 1, 2016 and the first day of each month thereafter, we will make monthly principal payments of $25,000 in addition to accrued interest payments. All other amounts borrowed will be payable in full on the maturity date of March 31, 2017. The Agility Loan contains a prepayment penalty of $50,000 less interest paid prior to the prepayment date.

The Agility Loan Agreement contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures and restricting the our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. The occurrence of a material adverse change will be an event of default under the Agility Loan Agreement, in addition to other customary events of default. We granted Agility Capital a security interest in all of the our personal property and intellectual property through the Agility Loan Agreement and an Intellectual Property Security Agreement between us and Agility Capital dated March 11, 2016, or the Intellectual Property Security Agreement, which security interest is subordinate to the security interest of the Lender pursuant to a Subordination Agreement from Agility Capital to the Lender, dated March 11, 2016, or the Subordination Agreement.

The descriptions of the Agility Loan Agreement, Intellectual Property Security Agreement and Subordination Agreement are not complete and are subject to and qualified in their entirety by reference to the Agility Loan Agreement, Intellectual Property Security Agreement, and Subordination Agreement, copies of which are filed as Exhibits 10.36, 10.37 and 10.38, respectively, to this Annual Report and are incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of March 16, 2016:

Name	Age	Position
Brian Ross	41	Chairman of the Board, President, Chief Executive Officer, Treasurer
Santi Pierini	53	Chief Operating Officer, President of our CAKE division
David Stewart	29	Chief Technology Officer
Damon Stein	40	General Counsel and Secretary
Mario Marsillo Jr.	47	Director
Gregory Akselrud	40	Director

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

We believe that Mr. Ross is qualified to serve as a director for the following reasons: Mr. Ross, who is one of our founders, is an Internet industry veteran with over two decades of experience.  He has been our Chief Executive Officer for more than nine years and he has a proven track record with the aforementioned companies, which were all operating in online marketing solutions and e-commerce. Additionally Mr. Ross has played an important role in the development and growth of various Internet companies, taking them from start-up companies through the various stages of their growth cycle.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended December 31, 2015, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total ($)
Brian Ross,	2015	291,748	-	-	-		-	-	15,725	307,473
Chief Executive Officer	2014	283,250	-	-	-		-	-	19,800	303,050
Santi Pierini,	2015	291,748	-	-	-		-	-	15,725	307,473
Chief Operating Officer and President of CAKE Division	2014	226,385	-	-	1,636,824	(3)	-	-	11,770	1,874,978
Michael Lin,	2015	291,748	-	-	-		-	-	15,296	307,044
Chief Financial Officer	2014	283,250	-	-	986,214	(4)	-	-	18,112	1,287,576
David Stewart,	2015	291,748	-	-	-		-	-	11,954	303,702
Chief Technology Officer	2014	283,250	-	-	1,260,575	(5)	-	-	10,542	1,554,367

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

(4)	5-year warrant to purchase up to 1,400,000 shares of our Common Stock at an exercise price of $1.33 granted on December 12, 2014, vesting quarterly over three years.
(5)	5-year warrant to purchase up to 2,000,000 shares of our Common Stock at an exercise price of $1.19 granted on September 18, 2014, vesting quarterly over three years.

We have no plans or arrangements with respect of remuneration received or that may be received by our executive officers named in the table above to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control, except if we elect to terminate (i) Mr. Ross’, or Mr. Stewart’s employment without cause during the term of his respective employment agreement as described below, each shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, and all unvested options, bonuses and other compensation shall vest on the date of termination, or (ii) Mr. Pierini’s employment without cause, he shall be entitled to a severance payment of 100% of his annual base salary of one year.

Employment Agreements

We have written employment agreements with all of our employees. The main terms of the executive employment agreements of Brian Ross, our Chairman of the Board, President and Chief Executive Officer, Santi Pierini, our President and Chief Operating Officer and President of our CAKE division, Michael Lin, our former Chief Financial Officer, and David Stewart, our Chief Technology Officer are summarized below.

Mr. Ross’s employment agreement was amended, effective as of November 9, 2012, and continues until the earlier of December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. Ross is entitled to an annual base salary of $275,000. Mr. Ross is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded will not exceed thirty percent of Mr. Ross’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Ross is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, in 2007 and 2012, Mr. Ross was granted non-qualified stock options to purchase up to an aggregate of 5,100,000 of our shares, all of which are exercisable at December 31, 2015. The employment agreement may be terminated by us without cause upon 30-days prior written notice. If we elect to terminate Mr. Ross’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses and other compensation shall vest on the date of termination. We may also terminate the agreement and Mr. Ross’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Pierini’s employment agreement, as amended, was originally entered into on February 10, 2014 and Mr. Pierini’s employment is at will. Under the agreement, as amended, Mr. Pierini is entitled to an annual base salary of $291,747. If we terminate Mr. Pierini’s employment without cause, he shall be entitled to a severance payment of 100% of his annual base salary. Mr. Pierini is entitled to other benefits including reimbursement for reasonable business expenses and payment of health insurance premiums. Additionally, Mr. Pierini was granted non-qualified stock options to purchase up to an aggregate of 650,000 shares of our Common Stock, of which 379,167 are exercisable at December 31, 2015 and warrants to purchase up to 1,650,000 shares of our Common Stock, of which 549,945 are exercisable at December 31, 2015, both vesting on a quarterly basis over a period of three years commencing on January 1, 2015. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Lin’s employment agreement, as amended, was originally entered into on June 26, 2013 and Mr. Lin’s employment was at will. Under the agreement, as amended, Mr. Lin was entitled to an annual base salary of $291,747. Mr. Lin was entitled to other benefits including reimbursement for reasonable business expenses and payment towards health insurance premiums. Additionally, Mr. Lin was granted non-qualified stock options to purchase up to an aggregate of 600,000 shares of our Common Stock, of which 450,000 are exercisable at December 31, 2015 and warrants to purchase up to 1,400,000 shares of our Common Stock, of which 466,620 are exercisable at December 31, 2015, and vest on a quarterly basis over a period of three years commencing on January 1, 2015. The agreement contained customary confidentiality and assignment of work product provisions. On January 6, 2016, Mr. Lin agreed with us that Mr. Lin would step down from his position as Chief Financial Officer but remain our principal financial officer until March 31, 2016. During this period, Mr. Lin will receive compensation of approximately $25,000 per month and has agreed to transition his roles and responsibilities to our Interim Chief Financial Officer. Mr. Lin’s employment agreement was terminated as of January 6, 2016.

Mr. Stewart’s employment agreement was amended, effective May 13, 2013, and continues until December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. Stewart is entitled to an annual base salary of $275,000. Mr. Stewart is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded will not exceed thirty percent of Mr. Stewart’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Stewart is entitled to other benefits including reimbursement for reasonable business expenses and payment of health insurance premiums. In addition, in 2007, 2009, and 2012 Mr. Stewart was granted non-qualified stock options to purchase up to an aggregate of 1,000,000 of our shares, all of which are exercisable at December 31, 2015 and warrants to purchase up to 2,000,000 shares of our Common Stock, of which 666,600 are exercisable at December 31, 2015, and vest on a quarterly basis over a period of three years commencing on January 1, 2015. The employment agreement may be terminated by us without cause upon 30-days prior written notice. If we elect to terminate Mr. Stewart’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses, and other compensation shall vest on the date of the termination. We may also terminate the agreement and Mr. Stewart’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2015 by our Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Brian Ross	2,000,000		-		$0.15	1/1/2017
	3,100,000		-		$0.31	5/24/2022
Santi Pierini	379,167	(1)	270,833	(1)	$1.50	3/13/2024
	549,945	(2)	1,100,055	(2)	$1.33	12/12/2019
Michael Lin	450,000	(3)	150,000	(3)	$0.87	8/7/2023
	466,620	(4)	933,380	(4)	$1.33	12/12/2019
David Stewart	15,000		-		$0.35	1/1/2017
	75,000		-		$0.55	12/30/2019
	60,000		-		$0.55	8/31/2020
	850,000		-		$0.31	5/24/2022
	666,600	(5)	1,333,400	(5)	$1.19	9/18/2019

(1)	Consists of options to purchase 650,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on January 1, 2015.
(2)	Consists of warrants to purchase 1,650,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on January 1, 2015.
(3)	Consists of options to purchase 600,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on July 1, 2014.
(4)	Consists of warrants to purchase 1,400,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on January 1, 2015.
(5)	Consists of warrants to purchase 2,000,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on January 1, 2015.

Director Compensation

The following table presents the compensation paid as of December 31, 2015 to our non-employee Directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mario Marsillo, Jr.	24,000		13,440				37,440
Gregory Akselrud	24,000		13,440				37,440

(1)

The grant date fair dollar value recognized for the stock option awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 7 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

On April 4, 2014, we expanded the size of the Board of Directors to three directors and appointed Mario Marsillo Jr. and Gregory Akselrud to the Board of Directors. In consideration of their service to us as directors, each of Mr. Marsillo and Mr. Akselrud receive an annual compensation of $24,000. On May 6, 2015, Mr. Marsillo and Mr. Akselrud were each granted options to purchase 30,000 shares of our Common Stock at an exercise price of $1.43 per share, vesting in eight equal quarterly installments commencing on July 6, 2015 and expiring on May 6, 2025.

The Chairman of our Board of Directors, Mr. Brian Ross, does not receive any additional compensation for his services as a director.  Mr. Ross is a current executive officer. Mr. Ross's compensation is fully reflected in the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of March 16, 2016 we had 65,059,540 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 16, 2016 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our directors;

●	each of our executive officers named in the compensation tables in Item 11; and

●	all of our executive officers and directors as a group.

	COMMON STOCK

	# OF	% OF
NAME	SHARES	CLASS
Brian Ross (1)	11,219,000	16.0%
Santi Pierini (2)	1,312,500	2.0%
Michael Lin (3)	1,250,000	1.9%
David Stewart (4)	2,000,000	3.0%
Damon Stein (5)	5,750,000	8.3%
Mario Marsillo Jr.(6)	826,724	1.3%
Gregory Akselrud(6)	45,000	< 0.1%
All current officers and directors as a group (7 persons)	22,403,224	28.4%

(1)	Includes 5,100,000 options vested and that will vest within the next 60 days.
(2)	Includes 487,500 options vested and that will vest within the next 60 days and 825,000 warrants vested and that will vest within the next 60 days.
(3)	Includes 550,000 options vested and that will vest within the next 60 days and 700,000 warrants vested and that will vest within the next 60 days.
(4)	Includes 1,000,000 options vested and that will vest within the next 60 days and 1,000,000 warrants vested and that will vest within the next 60 days.
(5)	Includes 3,775,000 options vested and that will vest within the next 60 days and 225,000 exercisable warrants.
(6)	Includes 45,000 options vested and that will vest within the next 60 days.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	20,257,699	$0.73	2,242,301
Total	20,257,699	$0.73	2,242,301

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of RBSM LLP, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2015	2014

Audit Fees (1)	$74,500	$74,500
Audit Related Fees	-	-
Tax Fees (2)	10,000	10,000
All Other Fees (3)	30,000	-

Total Fees	$114,500	$84,500

(1)  Consists of fees for professional services rendered in connection with the review of our three quarterly reports on Form 10-Q and the financial statements included in our Annual Report on Form 10-K.

(2)  Consists of fees relating to our tax compliance and tax planning.

(3) Consists of comfort letter for prospectus supplement and related offering procedures.

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

b.	Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Composite Copy of Certificate of Incorporation, as amended as of October 10, 2014 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 12, 2014).

3.2	Certificate of Designation of 10% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.3	Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007).

3.4	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.5	Certificate of Amendment to the Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

4.2	Form of Common Stock Purchase Warrant for 8% Series B Convertible Preferred Stock (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed on May 6, 2010).

4.4	Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed on September 27, 2012).

4.5	Warrant to Purchase Stock issued September 27, 2012 (incorporated by reference to the Company's Current Report on Form 8-K filed on September 27, 2012).

4.6	Warrant to Purchase Stock issued March 17, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2014).

4.7*	Warrant to Purchase Stock issued September 18, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

4.8*	Warrant to Purchase Stock issued December 12, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

4.9*	Warrant to Purchase Stock issued December 12, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

4.10	Warrant to Purchase Stock issued March 27, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.1*	Employment Agreement, dated November 9, 2012, between Accelerize New Media, Inc. and Brian Ross (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012).

10.2*	Employment Agreement, dated November 9, 2012, between Accelerize New Media, Inc. and Damon Stein (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012).

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

10.5*	Employment Agreement, dated as of June 26, 2013, between Accelerize New Media, Inc. and Michael Lin (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 13, 2013).

10.6*

Amendment No. 1 to Employment Agreement, dated as of January 8, 2014, between Accelerize New Media, Inc. and Michael Lin (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 13, 2013).

10.7*

Amendment No. 2 to Employment Agreement, dated as of August 8, 2014, between Accelerize New Media, Inc. and Michael Lin (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 11, 2014).

10.8*

Amendment No. 3 to Employment Agreement, dated as of January 12, 2015, between Accelerize Inc. and Michael Lin (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

10.9*

Employment Agreement, dated as of February 10, 2014, between Accelerize New Media, Inc. and Santi Pierini (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 13, 2013).

10.10*

Amendment No. 1 to Employment Agreement, dated as of July 9, 2014, between Accelerize New Media, Inc. and Santi Pierini (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

10.11*

Amendment No. 2 to Employment Agreement, dated as of September 18, 2014, between Accelerize Inc. and Santi Pierini (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2014).

10.12*

Amendment No. 3 to Employment Agreement, dated as of January 12, 2015, between Accelerize Inc. and Santi Pierini (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

10.13*	Amendment No. 4 to Employment Agreement, dated May 6, 2015, between Accelerize Inc. and Santi Pierini (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.14*	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

10.15*	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

10.16*	Amendment No. 1 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.17*	Amendment No. 2 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.18*	Amendment No. 3 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

10.19*	Amendment No. 4 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on May 29, 2012).

10.20

Referral Agreement, dated November 22, 2013, between Accelerize New Media, Inc. and Digital River Marketing Solutions, Inc. (portions of this exhibit have been omitted pursuant to a grant of confidential treatment). (incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 10, 2013).

10.21

Amendment No. 1 to Referral Agreement, dated December 22, 2014, between Accelerize Inc. and Digital River Marketing Solutions, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

10.22

Standard Multi-Tenant Office Lease-Gross, dated January 8, 2014, between Accelerize New Media, Inc. and Ferrado Bayview, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed on January 14, 2014).

10.23	Loan and Security Agreement, dated March 17, 2014, between Accelerize New Media, Inc. and Square1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2014).

10.24

First Amendment to Loan Agreement, dated September 30, 2014, between Accelerize New Media, Inc. and Square1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2014).

10.25

Intellectual Property Security Agreement, dated March 17, 2014, between Accelerize New Media, Inc. and Square1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2014).

10.26	Form of Indemnification Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 13, 2014).

10.27

Sublease, dated as of May 1, 2014, between Accelerize New Media, Inc. and Panattoni Development Company, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 13, 2013).

10.28	Second Amendment to Loan Agreement, dated March 5, 2015, between Accelerize Inc. and Square 1 Bank (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.29	Third Amendment to Loan Agreement, dated March 19, 2015, between Accelerize Inc. and Square1 Bank (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.30*	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.31*	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.32	Fourth Amendment to Loan Agreement, dated June 24, 2015, between Accelerize Inc. and Square1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2015).

10.33	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2015).

10.34	Form of Warrant Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2015).

10.35**	Limited Waiver and Fifth Amendment to Loan Agreement, dated March 11, 2016, between Accelerize Inc. and Pacific Western Bank.

10.36**	Loan Agreement, dated March 11, 2016, between Accelerize Inc. and Agility Capital II, LLC.

10.37**	Intellectual Property Security Agreement, dated March 11, 2016, between Accelerize Inc. and Agility Capital II, LLC.

10.38**	Subordination Agreement, dated March 11, 2016.

23.1**	Consent of RBSM LLP.

31.1**	Rule 13a-14(a) Certification.

31.2**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

32.2***	Certification pursuant to 18 U.S.C. Section 1350.

101.1**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Loss, (v) Statements of Shareholders’ Equity, and (vi) related notes to these financial statements.

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

Date: March 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Brian Ross	Chairman of the Board, President and Chief Executive Officer	March 17, 2016
Brian Ross	(Principal executive officer)

By: /s/ Michael Lin	Former Chief Financial Officer
Michael Lin	(Principal financial and accounting officer)	March 17, 2016

By: /s/ Mario Marsillo Jr.	Director	March 17, 2016
Mario Marsillo Jr.

By: /s/ Gregory Akselrud	Director	March 17, 2016
Gregory Akselrud

ACCELERIZE INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3
Consolidated Statements of Operations for the years ended December 31, 2015 and 2014	F-4
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015 and 2014	F-5
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014	F-7
Notes to Consolidated Financial Statements	F-8 – F-18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Accelerize Inc.

We have audited the accompanying consolidated balance sheets of Accelerize Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelerize Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Accelerize Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ RBSM LLP.

March 17, 2016

New York, New York

ACCELERIZE INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$908,095	$1,130,667
Accounts receivable, net of allowance for bad debt of $395,147 and $212,113, respectively	1,833,007	1,749,566
Prepaid expenses and other assets	239,921	204,268
Total current assets	2,981,023	3,084,501

Property and equipment, net of accumulated depreciation of $1,854,351 and $826,802, respectively	1,956,864	1,424,858
Customer relationships, net of accumulated amortization of $1,000,000 and $703,704, respectively	-	296,296
Deferred financing costs, net of accumulated amortization of $61,298 and $19,317	36,559	37,750
Other assets	124,882	132,988
Total assets	$5,099,328	$4,976,393

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,236,750	$1,202,495
Deferred revenues	10,436	206,475
Line of credit – short term	4,635,000	-
Total current liabilities	6,882,186	1,408,970
Line of credit	-	2,900,000
Total liabilities	6,882,186	4,308,970

Stockholders' (Deficit) Equity:
Common stock; $0.001 par value; 100,000,000 shares authorized; 65,069,327 and 62,816,554 shares issued and outstanding, respectively	65,068	62,815
Additional paid-in capital	23,440,366	19,618,153
Accumulated deficit	(25,266,612)	(19,002,574)
Accumulated other comprehensive loss	(21,680)	(10,971)

Total stockholders’ (deficit) equity	(1,782,858)	667,423

Total liabilities and stockholders’ (deficit) equity	$5,099,328	$4,976,393

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014

Revenues:	$21,396,952	$16,460,030
Cost of revenue	6,494,339	4,111,761
Gross profit	14,902,613	12,348,269

Operating expenses:
Research and development	4,629,419	2,485,493
Sales and marketing	7,360,397	6,864,194
General and administrative	8,998,512	6,220,114
Total operating expenses	20,988,328	15,569,801

Operating loss	(6,085,715)	(3,221,532)

Other income (expense):
Interest income	88,561	18,185
Interest expense	(266,884)	(49,908)
Total other (expenses)	(178,323)	(31,723)

Net loss	$(6,264,038)	$(3,253,255)

Net loss per share:
Basic	$(0.10)	$(0.05)
Diluted	$(0.10)	$(0.05)

Basic weighted average common shares outstanding	63,659,639	60,844,694
Diluted weighted average common shares outstanding	63,659,639	60,844,694

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2015	2014

Net loss:	$(6,264,038)	$(3,253,255)

Foreign currency translation loss	(10,709)	(10,971)
Total other comprehensive loss	(10,709)	(10,971)

Comprehensive loss	$(6,274,747)	$(3,264,226)

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

From January 1, 2014 to December 31, 2015

	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income	Equity (Deficit)

Balance, January 1, 2014	58,394,975	$58,394	$17,908,278	$(15,749,319)	$-	$2,217,353
Exercise of warrants	4,371,189	4,371	1,074,659	-	-	1,079,030
Cashless exercise of options	50,390	50	(49)	-	-	1
Fair value of options	-	-	603,198	-	-	603,198
Fair value of warrants issued in connection with line of credit	-	-	32,067	-	-	32,067
Net loss	-	-	-	(3,253,255)	-	(3,253,255)
Foreign currency translation	-	-	-	-	(10,971)	(10,971)
Ending balance, December 31, 2014	62,816,554	$62,815	$19,618,153	$(19,002,574)	$(10,971)	$667,423
Exercise of options	11,457	11	9,575	-	-	9,587
Cashless exercise of options	96,316	96	(96)	-	-	-
Fair value of options	-	-	932,026	-	-	932,026
Fair value of warrants	-	-	1,136,371	-	-	1,136,371
Fair value of warrants issued in connection with line of credit	-	-	37,289	-	-	37,289
Offering - shares	2,145,000	2,145	1,850,217	-	-	1,852,362
Expenses for Offering	-	-	(143,169)	-	-	(143,169)
Net loss	-	-	-	(6,264,038)	-	(6,264,038)
Foreign currency translation	-	-	-	-	(10,709)	(10,709)
Ending balance, December 31, 2015	65,069,327	$65,068	$23,440,366	$(25,266,612)	$(21,680)	$(1,782,858)

See Notes to Consolidated Financial Statements

ACCELERIZE INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(6,264,038)	$(3,253,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,338,667	1,321,613
Amortization of deferred financing cost	41,981	19,317
Loss on sale of assets	3,501	-
Provision for bad debt	183,034	153,041
Fair value of options and warrants	2,068,397	603,198
Changes in operating assets and liabilities:
Accounts receivable	(266,475)	(860,935)
Other assets	8,106	(132,989)
Prepaid expenses	(35,653)	(119,242)
Accounts payable and accrued expenses	1,030,754	(475,512)
Deferred revenues	(196,039)	123,164
Net cash used in operating activities	(2,087,765)	(2,621,600)

Cash flows used in investing activities:
Capitalized software for internal use	(1,436,842)	(724,722)
Capital expenditures	(152,126)	(598,386)
Proceeds from sale of assets	11,090	-
Net cash used in investing activities	(1,577,878)	(1,323,108)

Cash flows provided by financing activities:
Proceeds from line of credit, net	1,735,000	2,900,000
Payment of financing costs	-	(50,000)
Proceeds from exercise of warrants and options	9,587	1,079,031
Net proceeds from issuance of shares of Common Stock	1,852,362	-
Payments related to issuance of shares of Common Stock	(143,169)	-
Net cash provided by financing activities	3,453,780	3,929,031

Effect of exchange rate changes on cash	(10,709)	(10,971)

Net decrease in cash	(222,572)	(26,648)

Cash, beginning of year	1,130,667	1,157,315

Cash, end of year	$908,095	$1,130,667

Supplemental disclosures of cash flow information:
Cash paid for interest	$263,077	$47,479
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with line of credit	$37,289	$32,067

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of Cake Marketing UK Ltd., (the Subsidiary). All material intercompany accounts and transactions between the Company and the Subsidiary have been eliminated in consolidation.

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

Reclassification

The financial statements for 2014 have been reclassified to reflect the increase in personnel in 2014 which allowed for more clearly defined roles and allocation of certain unallocated general and administrative expenses to the Company’s functional areas.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

Accounts Receivable

The Company’s accounts receivable are due primarily from advertisers and marketers. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are written off and deducted from the allowance.

	December 31, 2015	December 31, 2014

Allowance for doubtful accounts	$395,147	$212,113

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During 2015 and 2014, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at December 31, 2015 and 2014. The Company does not require any collateral from its customers.

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

Advertising

The Company expenses advertising costs as incurred.

	2015	2014

Advertising expense	$415,900	$432,100

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of approximately $1,437,000 during 2015. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to approximately $1,548,000 at December 31, 2015. The Company’s amortization expenses associated with capitalized software development costs amounted to approximately $730,500 during 2015. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during 2015 and 2014. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	2015	2014
Numerator:
Net loss	$(6,264,038)	$(3,253,255)

Denominator:
Denominator for basic earnings per share--weighted average shares	63,659,639	60,844,694
Effect of dilutive securities- when applicable:
Stock options	-	-
Warrants	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	63,659,639	60,844,694

Loss per share:
Basic	$(0.10)	$(0.05)
Diluted	$(0.10)	$(0.05)

Weighted-average anti-dilutive common share equivalents	20,347,989	15,839,938

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	December 31, 2015	December 31, 2014
Internal use software costs	$2,726,209	$1,289,367
Computer equipment and software	563,892	476,963
Office furniture and equipment	222,061	187,263
Leasehold improvements	299,053	298,067
	3,811,215	2,251,660
Accumulated depreciation	(1,854,351)	(826,802)
	$1,956,864	$1,424,858

	2015	2014
Depreciation expense	$297,068	$263,691
Amortization expense on internal software	$730,481	$391,256

During the year ended December 31, 2015, the Company sold approximately $29,000 in computer equipment with a net book value of approximately $15,000 for proceeds of approximately $11,000.

NOTE 3: PREPAID EXPENSES

At December 31, 2015 and 2014, the Company’s prepaid expenses consisted primarily of tradeshow costs.

NOTE 4: CUSTOMER RELATIONSHIPS

During November 2013, the Company completed its acquisition of certain customer relationships of a former competitor. Pursuant to the acquisition, the Company paid $1 million payable in four installments of $250,000 every quarter, beginning March 2014. The Company paid the final installment of $250,000 on December 2014 and has no outstanding balance under this arrangement. The Company has capitalized the acquisition cost, which approximates fair value of the customer relationships, which amounts to $1,000,000 and was fully amortized at December 31, 2015. The Company amortized such customer relationships over a period of 18 months. The Company incurred amortization expense related to the customer relationships of $296,296 and $666,667 during 2015 and 2014, respectively.

NOTE 5: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	December 31, 2015	December 31, 2014

Deferred revenues	$10,436	$206,475

NOTE 6: LINE OF CREDIT

On September 30, 2014, the Company entered into an amendment of its Line of Credit to borrow up to a maximum of $6,000,000 at the Company’s discretion, an increase from up to $3,000,000 that the Company was permitted to borrow under the original Line of Credit entered into on March 17, 2014. Amounts borrowed will accrue interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum, provided that in no event shall the accrued interest payable with respect to any month be less than $10,000. Accrued interest on amounts borrowed is payable monthly. All other amounts borrowed were to be payable in full on the maturity date of March 17, 2016, however, this date has been extended by the Lender until May 31, 2016. This maturity extension was granted concurrently with a waiver issued by the Lender pursuant to an amendment to the Line of Credit on March 11, 2016, which amendment waives any default due to breach of the Line of Credit minimum liquidity covenant during the specified time period, adjusts the Minimum Adjusted EBITDA covenant, and reduces the credit limit to $5,072,223. A condition precedent to the waiver was the funding of a $625,000 subordinated loan, or the Agility Loan, from Agility Capital II, LLC, or Agility Capital, which funded on March 11, 2016. The Line of Credit may be earlier terminated without a prepayment fee.

The Line of Credit, as amended, contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels, as defined, and customer renewal levels, limiting capital expenditures, requiring minimum liquidity and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2015, the Company was in compliance with these covenants. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. The Company granted the Lender a security interest in all of its personal property and intellectual property.

In connection with the original Line of Credit, the Company issued to the Lender a warrant to purchase up to 46,875 shares of its Common Stock at an exercise price of $1.60 per share. The warrant expires on March 17, 2017. The fair value of the warrant amounted to $32,067. On March 27, 2015, in connection with an obligation under the Line of Credit when borrowings thereunder exceed $3,000,000, the Company issued to the Lender a warrant to purchase 58,824 shares of its Common Stock at an exercise price of $1.53 per share. This warrant expires on March 27, 2018. The fair value of the warrant amounted to $37,289.

The Company owed $4,635,000 under the Line of Credit at December 31, 2015. The interest rate for the amount borrowed was 5.5% per annum.

The Company paid approximately $50,000 to the Lender in financing costs. The fair value of the warrants as well as the financing costs not expensed, which amounted to $28,500, were capitalized as deferred financing costs at December 31, 2015. The Company recognized an amortization expense of $61,298 in connection with such deferred financing costs at December 31, 2015. The Company recognized amortization and interest expenses in connection with the Line of Credit as follows.

	2015	2014

Amortization expense associated with Line of Credit	$41,981	$19,317
Interest expense associated with the Line of Credit	$207,798	$27,857

NOTE 7: STOCKHOLDERS’ EQUITY

Common Stock

During 2015 and 2014, the Company generated proceeds of $9,587 and $1,079,031 from the exercise of 11,457 options and 3,082,875 warrants.

During 2015, the Company issued 96,316 shares of its Common Stock pursuant to the cashless exercise of 143,541 options. During 2014, the Company issued 3,082,875 shares of its Common Stock pursuant to the exercise of warrants as well as 1,288,314 and 50,390 shares of its Common Stock pursuant to the cashless exercise of 1,695,000 and 79,158 warrants and options, respectively.

During 2015, the Company sold to investors an aggregate of 2,145,000 shares of its Common Stock at a price of $1.00 per share and warrants to purchase up to an aggregate of 1,287,000 shares of its Common Stock at an exercise price of $1.32 per share for an aggregate gross consideration of $2,145,000 and net proceeds of approximately $1,700,000.

Warrants

The following is a summary of the Company’s activity related to its warrants between January 1, 2014 and December 31, 2015:

	Warrants	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term
Balance, January 1, 2014	5,533,125	$0.34	1.41
Granted	5,096,875	1.28
Exercised	(4,777,875)	0.48
Forfeitures	(510,250)	0.58
Outstanding at December 31, 2014	5,341,875	$1.23	4.70
Granted	1,345,824	1.43
Exercised	-	-
Forfeitures	(20,000)	0.65
Outstanding at December 31, 2015	6,667,699	$1.25	3.69

The fair value of the warrants granted or modified during 2015 is based on the BSM model using the following assumptions:

	2015			2014
Effective Exercise price	$1.00	-	$1.53	$1.19	-	$1.60
Effective Market price	$1.00	-	$1.53	$1.19	-	$1.60
Volatility		61.62%		63	-	64%
Risk-free interest		0.90%		0.91	-	1.1%
Terms (years)		3		3	-	5
Expected dividend rate		0%			0%

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during 2015 and 2014 is based on the BSM model using the following assumptions:

	2015			2014
Effective exercise price	$0.47	-	$1.43	$1.10	-	$1.80
Effective market price	$0.47	-	$1.43	$1.10	-	$1.80
Volatility	61	-	68%	63	-	64%
Risk-free interest	0.89	-	1.01%	0.91	-	1.1%
Terms (years)		4			4
Expected dividend rate		0%			0%

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 1, 2014	$19,134,168	$0.27	6.4	$20,908,118
Granted	2,152,500	1.38
Exercised (1)	(218,332)	0.79
Forfeitures	(6,660,000)	0.79
Outstanding at December 31, 2014	14,408,336	$0.50	6.81	$14,573,511
Granted	840,000	1.14
Exercised (2)	(154,998)	0.63
Forfeitures	(1,503,338)	0.79
Outstanding at December 31, 2015	13,590,000	$0.48	4.83	$127,500
Exercisable at December 31, 2015	$11,531,576	$0.35	5.26	$1,627,410

(1)   Consists of cashless exercise of 79,158 options in exchange for 50,390 shares of Common Stock

(2)   Consists of cash exercise of 11,457 shares and cashless exercise of 143,541 options in exchange for 96,316 shares of Common Stock.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

	2015	2014
Weighted-average grant date fair value	$0.53	$0.66
Fair value of options	$932,026	$603,198

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $978,269 at December 31, 2015 and the Company expects that it will be recognized over the following weighted-average period of 48 months.

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

NOTE 8: INCOME TAXES

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the years ended December 31, 2015 and 2014.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended December 31,
	2015	2014
Statutory federal rate	34.0%	34.0%
State income taxes net of federal income tax benefit	3.8%	5.2%
Permanent differences for tax purposes	0.3%	-0.6%
Change in valuation allowance	-38.1%	-38.6%
Effective income tax rate:	0.0%	0.0%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryovers	$5,573,184	$3,359,000
Stock-based compensation	1,228,702	732,000
Other temporary differences	499,898	174,000
Total deferred tax assets	7,301,784	4,265,000
Valuation allowance	(7,301,784)	(4,265,000)
Net deferred tax asset	$-	$-

At December 31, 2015, the Company had available net operating loss carryovers of approximately $14.3 million that may be applied against future taxable income and expires at various dates between 2023 and 2035, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized. The net change in the valuation allowance is primarily due to the net loss in 2015, which increased net operating loss carryforward in 2015 compared to 2014.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax years ended 2012 and later and by California authorities for tax years ended 2011 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2015, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 9: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region during 2015 and 2014 were approximately as follows:

	2015	2014
United States	71%	75%
Europe	19%	17%
Other	10%	8%

NOTE 10: COMMITMENTS AND CONTINGENCIES

During January 2014, the Company entered into a 4-year lease for certain office space in Newport Beach, effective February 1, 2014. Under the terms of the lease, the Company initially paid monthly base rent of approximately $22,000 increasing incrementally to approximately $25,000.

During May 2014, the Company entered into a two year sublease in Newport Beach, effective May 1, 2014. The Company initially paid monthly base rent of approximately $10,000 per month, increasing to approximately $11,000 per month by the end of the lease term.

During July 2014, the Company entered into a five year lease for certain office space in a business center in London, England, which commenced on July 30, 2014. The base rent is GBP 89,667 (approximately $129,000) per year and the estimated service charges for the lease are GBP 45,658 (approximately $66,000) per year. The Company paid approximately GBP 60,000 (approximately $86,000) for furniture, cabling and build out of the office space.

Future annual minimum payments required under operating lease obligations at December 31, 2015 are as follows:

Future Minimum Lease Payments
2016	$346,733
2017	$303,415
2018	$25,366

The Company entered into certain employment agreements with four of its executive officers which are still effective as of December 31, 2015. The agreements provide that they will generally terminate on December 31, 2017. Under the agreements, the executive officers are entitled to annual base salaries of $291,747. Additionally, the agreements initially provided for an increase in base salary of 3% on January 1, 2014 and every year thereafter. If the Company elects to terminate the agreement(s) without cause, the respective executive officer is entitled to a severance payment of the greater of one-year annual base salary or the remaining payments due based on the agreement.

The commitments under such agreements over the next year are as follows:

Year	Commitments
2016	$1,365,910
2017	$1,461,522
2018	$1,505,378

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings, including the following, that it currently believes, if determined adversely to the Company, would individually or taken together have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

McCollum Litigation

The Company is currently involved in a litigation with Jeff McCollum, the former President of its CAKE division, in the Superior Court of the State of California, commenced by the Company on February 22, 2015, whereby it asserted claims against Mr. McCollum for fraud, breach of contract, and breach of fiduciary duty, among others, following its termination of Mr. McCollum’s employment on September 8, 2014 for cause as a result of, among other things, Mr. McCollum having abandoned his position and professional responsibilities. Mr. McCollum filed a cross complaint alleging breach of contract by the Company with respect to Mr. McCollum’s employment agreement and commenced a separate action on February 23, 2015 in the Superior Court of the State of California asserting claims against the Company for violation of California Commercial Code §8401 and breach of fiduciary duty arising from Mr. McCollum’s request to have the restrictive legend removed from his share certificate representing 1.89 million shares of the Company’s Common Stock owned by him, and seeking declaratory relief as to whether he is entitled to have the restrictive legend removed from his share certificate. Although the Company believes it will prevail on the merits, the ultimate outcome cannot be predicted at this time.

NOTE 11: SUBSEQUENT EVENTS

Agility Loan

On March 11, 2016, the Company entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and matures on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. The Agility Loan requires a security interest in all of the Company’s personal property and intellectual property, second in priority to the Lender.