Form 10-Q
period 2016-03-31
Accelerize Inc.
filed 2016-05-10
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer [X]
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No [X]

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 9, 2016, was 65,059,540.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations that our revenues will increase in 2016, our expansion plans, our new products, our intentions to grow revenues by investing in sales and marketing efforts, our spending on research and development, training, and support personnel, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 17, 2016. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,081,221	$908,095
Accounts receivable, net of allowance for bad debt of $416,076 and $395,147, respectively	2,093,909	1,833,007
Prepaid expenses and other current assets	217,678	239,921
Total current assets	3,392,808	2,981,023

Property and equipment, net of accumulated depreciation of $2,113,350 and $1,854,351, respectively	2,162,642	1,956,864
Other assets	115,547	124,882
Total assets	$5,670,997	$5,062,769

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,414,458	$2,236,750
Deferred revenues	19,637	10,436
Line of credit, net of deferred financing cost of $28,193 and $36,559, respectively	4,544,030	4,598,441
Other short term liabilities	625,000	-
Total liabilities	7,603,125	6,845,627

Stockholders' Deficit
Common stock; $0.001 par value; 100,000,000 shares authorized; 65,069,327 shares issued and outstanding	65,068	65,068
Additional paid-in capital	23,881,525	23,440,366
Accumulated deficit	(25,849,853)	(25,266,612)
Accumulated other comprehensive loss	(28,868)	(21,680)

Total stockholders’ deficit	(1,932,128)	(1,782,858)

Total liabilities and stockholders’ deficit	$5,670,997	$5,062,769

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended March 31,
	2016	2015

Revenues:	$5,864,018	$5,199,662
Cost of revenue	1,932,123	1,317,766
Gross profit	3,931,895	3,881,896

Operating expenses:
Research and development	1,030,456	875,382
Sales and marketing	992,878	2,133,924
General and administrative	2,288,712	2,454,446
Total operating expenses	4,312,046	5,463,752

Operating loss	(380,151)	(1,581,856)

Other income (expense):
Other income	9,459	32,978
Other expense	(212,549)	(45,344)
Total other (expenses)	(203,090)	(12,366)

Net loss	$(583,241)	$(1,594,222)

Net loss per share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

Basic weighted average common shares outstanding	65,069,327	62,831,019
Diluted weighted average common shares outstanding	65,069,327	62,831,019

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three-month periods ended March 31,
	2016	2015

Net loss:	$(583,241)	$(1,594,222)

Foreign currency translation loss	(7,188)	(6,543)
Total other comprehensive loss	(7,188)	(6,543)

Comprehensive loss	$(590,429)	$(1,600,765)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-month periods ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(583,241)	$(1,594,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264,080	403,021
Amortization of debt discount	138,366	7,550
Provision for bad debt	20,929	(196,305)
Fair value of options	441,159	636,667
Changes in operating assets and liabilities:
Accounts receivable	(281,831)	(751)
Prepaid expenses	22,243	(14,373)
Accounts payable and accrued expenses	178,075	461,045
Deferred revenues	9,201	(131,308)
Other assets	9,418	6,174
Net cash provided by (used in) operating activities	218,399	(422,502)

Cash flows from investing activities:
Capitalized software for internal use	(475,000)	(177,424)
Capital expenditures	-	(44,947)
Proceeds from sale of assets	4,692	-
Net cash used in investing activities	(470,308)	(222,371)

Cash flows from financing activities:
Proceeds from line of credit	-	1,000,000
Repayment of line of credit	(62,777)	-
Proceeds from loan	625,000	-
Payment of financing costs	(130,000)	-
Net proceeds from exercise of options and warrants	-	9,586
Net cash provided by financing activities	432,223	1,009,586

Effect of exchange rate changes on cash	(7,188)	(6,543)

Net increase in cash	173,126	358,170

Cash, beginning of period	908,095	1,130,667

Cash, end of period	$1,081,221	$1,488,837

Supplemental disclosures of cash flow information:
Cash paid for interest	$212,549	$45,005
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with line of credit	$-	$37,289
Capital expenditure included in accounts payable	$3,762	$35,448

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

The condensed consolidated balance sheet presented as of December 31, 2015 has been derived from our audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2016.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the results of operations of Cake Marketing UK Ltd., or the Subsidiary. All material intercompany accounts and transactions between the Company and its Subsidiary have been eliminated in consolidation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

	March 31, 2016	December 31, 2015

Allowance for doubtful accounts	$416,076	$395,147

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2016, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at March 31, 2016 or December 31, 2015.  The Company does not require any collateral from its customers.

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

Advertising

The Company expenses advertising costs as incurred.

	Three-month periods ended,
	March 31, 2016	March 31, 2015

Advertising expense	$37,326	$151,497

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of approximately $475,000 during the three-month period ended March 31, 2016. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to approximately $1,834,000 and $1,548,000 at March 31, 2016 and December 31, 2015, respectively. The Company’s amortization expenses associated with capitalized software development costs amounted to approximately $189,000 during the three-month period ended March 31, 2016. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the three-month periods ended March 31, 2016 and 2015. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

Recent Accounting Pronouncements

The Company applied ASU 2015-03: Interest – Imputation of Interest, which simplifies the presentation of debt issuance costs, and netted debt issue costs previously reported as assets with the related liability for presentation purposes. Other accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

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

	Three-month periods ended March 31,
	2016	2015
Numerator:
Net loss	$(583,241)	$(1,594,222)

Denominator:
Denominator for basic earnings per share-weighted average shares	65,069,327	62,831,019
Effect of dilutive securities-when applicable:
Stock options	-	-
Warrants	-	-
Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	65,069,327	62,831,019

Loss per share:

Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

Weighted-average anti-dilutive common share equivalents	18,869,637	19,752,825

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	March 31, 2016	December 31, 2015
Internal use software costs	$3,201,209	$2,726,209
Computer equipment and software	556,887	563,892
Office furniture and equipment	220,967	222,061
Leasehold improvements	296,930	299,053
	4,275,992	3,811,215
Accumulated depreciation	(2,113,350)	(1,854,351)
	$2,162,642	$1,956,864

	Three-month periods ended
	March 31, 2016	March 31, 2015

Depreciation expense	$73,554	$72,502
Amortization expense on internal software	$189,360	$163,854

During the three-month period ended March 31, 2016, the Company sold approximately $10,000 in computer equipment with a net book value of approximately $5,000 for proceeds of approximately $5,000.

NOTE 3: PREPAID EXPENSES

At March 31, 2016 and December 31, 2015, the Company’s prepaid expenses consisted primarily of prepaid insurance and tradeshow costs.

NOTE 4: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	March 31, 2016	December 31, 2015

Deferred revenues	$19,637	$10,436

NOTE 5: LINE OF CREDIT AND LOAN

Line of Credit

	March 31, 2016	December 31, 2015
Line of credit	4,572,223	4,635,000
Less: Deferred financing cost	(28,193)	(36,559)
	$4,544,030	$4,598,441

On September 30, 2014, the Company entered into an amendment of its line of credit, or the Line of Credit, with Pacific Western Bank, as successor in interest by merger to Square 1 Bank, or the Lender, to borrow up to a maximum of $6,000,000 at the Company’s discretion, an increase from up to $3,000,000 that the Company was permitted to borrow under the original Line of Credit entered into on March 17, 2014. Amounts borrowed will accrue interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum, provided that in no event shall the accrued interest payable with respect to any month be less than $10,000. Accrued interest on amounts borrowed is payable monthly. All other amounts borrowed were to be payable in full on the maturity date of March 17, 2016; however, this date has been extended by the Lender until May 31, 2016. This maturity extension was granted concurrently with a waiver issued by the Lender pursuant to an amendment to the Line of Credit on March 11, 2016, which amendment waives any default due to breach of the Line of Credit minimum liquidity covenant during the specified time period, adjusts the Minimum Adjusted EBITDA covenant, and reduces the credit limit to $5,135,000. A condition precedent to the waiver was the funding of a $625,000 subordinated loan, or the Agility Loan, from Agility Capital II, LLC, or Agility Capital, which funded on March 11, 2016. The Line of Credit may be earlier terminated without a prepayment fee.

The Line of Credit, as amended, contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels, as defined, and customer renewal levels, limiting capital expenditures, requiring minimum liquidity and restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of March 31, 2016, the Company was in compliance with these amended covenants. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. The Company granted the Lender a security interest in all of its personal property and intellectual property.

In connection with the original Line of Credit, the Company issued to the Lender a warrant to purchase up to 46,875 shares of the Company’s Common Stock at an exercise price of $1.60 per share. The warrant expires on March 17, 2017. The fair value of the warrant amounted to $32,067. On March 27, 2015, in connection with an obligation under the Line of Credit when borrowings thereunder exceed $3,000,000, the Company issued to the Lender a warrant to purchase 58,824 shares of the Company’s Common Stock at an exercise price of $1.53 per share. This warrant expires on March 27, 2018. The fair value of the warrant amounted to $37,289.

The Company owed $4,572,223 under the Line of Credit at March 31, 2016. The interest rate for the amount borrowed was 5.5% per annum.

The Company paid approximately $50,000 to the Lender in financing costs through December 31, 2015, and approximately $58,000 through March 31, 2016. The fair value of the warrants as well as the financing costs not expensed, which amounted to $33,500, were capitalized as deferred financing costs at March 31, 2016. The Company recognized an amortization expense of $74,663 in connection with such deferred financing costs at March 31, 2016. The Company recognized amortization and interest expenses in connection with the Line of Credit as follows.

	Three-month periods ended
	March 31, 2016	March 31, 2015

Amortization expense associated with line of credit	$13,366	$7,550
Interest expense associated with line of credit	$63,028	$37,455

Agility Loan

On March 11, 2016, the Company entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and matures on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of March 31, 2016, the Company was in compliance with these covenants. The Agility Loan requires a security interest in all of the Company’s personal property and intellectual property, second in priority to the Lender.

In connection with the Agility Loan, Agility Capital is entitled to purchase, under certain circumstances, fully paid and nonassessable shares of the Company’s class of securities, or Shares, at the initial exercise price per Share which is the closing price on the day prior to the issuance date, or the Warrant Price. The initial number of Shares issuable upon exercise of this Warrant is zero (0). On June 30, 2016, if any amounts under the Agility Loan remain outstanding, then the number of Shares issuable upon exercise of this Warrant shall equal $31,250 divided by the Warrant Price. In addition to the foregoing, upon the occurrence of an Event of Default, as defined in the loan agreement, pursuant to Section 5(a) or Section 5(b) of the Agility Loan, the number of Shares that may be acquired thereunder shall increase by an additional number of Shares equal to 5% of the number of Shares issuable thereunder upon the date of such Event of Default, and further increased on the 15th day following such Event of Default and on each 15th day thereafter (each, a "Measurement Date”) by a number of Shares equal to 5% of the number of Shares issuable upon such Measurement Date, until the Event of Default is cured to Agility Capital’s satisfaction or waived in writing by Agility Capital. As of March 31, 2016, the Company has not issued any warrants to Agility Capital.

The Company owed $625,000 under the Agility Loan at March 31, 2016. The Company recognized amortization expense of financing costs in connection with the Agility Loan as follows.

	Three-month periods ended
	March 31, 2016	March 31, 2015

Amortization expense associated with the Agility Loan	$125,000	$-

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During the three-month period ended March 31, 2015, the Company generated proceeds of $9,586 from the exercise of 11,457 options and issued 5,233 shares of its Common Stock pursuant to the cashless exercise of 11,458 options.

There were no exercises of options during the three-month period ended March 31, 2016.

As of March 31, 2016 and December 31, 2015, there were 65,069,327 shares of Common Stock issued and outstanding.

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

During the three months ended March 31, 2016, no new warrants were issued nor exercised or forfeited.

As of March 31, 2016 and December 31, 2015, there were 6,667,699 warrants issued and outstanding with a weighted average price at $1.25.

The Company recorded expenses of $284,093 during each of the three months ended March 31, 2016 and 2015, related to warrants granted to employees in prior years.

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the three-month periods ended March 31, 2016 and 2015 is based on the BSM model using the following assumptions:

	March 31, 2016	March 31, 2015
Effective Exercise price	$0.45		$1.40
Effective Market price	$0.45		$1.40
Volatility	70%		62%
Risk-free interest	0.9%		0.9%
Terms (years)	4	3	-	4
Expected dividend rate	0%		0%

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Three-month periods ended
	March 31, 2016	March 31, 2015
Weighted-average grant date fair value	$0.45	$0.66
Fair value of options, recognized as selling, general, and administrative expenses	$157,067	$352,574
Number of options granted	20,000	22,500
Number of options expired or forfeited	(25,000)	(55,000)

As of March 31, 2016 and December 31, 2015, there were 13,585,000 and 13,590,000 options issued and outstanding with a weighted average price of $0.48.

The total compensation cost related to non-vested awards not yet recognized amounted to $548,367 at March 31, 2016 and the Company expects that it will be recognized over the following weighted-average period of 51 months.

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

NOTE 7: COMPREHENSIVE LOSS

Comprehensive loss includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net loss to comprehensive loss for the three-month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Net loss	$(583,241)	$(1,594,222)
Other comprehensive loss:
Foreign currency translation adjustment	(7,188)	(6,543)
Comprehensive loss	$(590,429)	$(1,600,765)

The following table sets forth the balance in accumulated other comprehensive loss as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016	December 31, 2015
Accumulated other comprehensive loss	$(28,868)	$(21,680)

NOTE 8: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the three-month periods ended March 31, 2016 and 2015 were approximately as follows:

	Three-month periods ended March 31,
	2016	2015
United States	68%	74%
Europe	19%	18%
Other	13%	8%

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

McCollum Litigation

The Company is currently involved in a litigation with Jeff McCollum, the former President of its CAKE division, in the Superior Court of the State of California, commenced by the Company on February 22, 2015, whereby it asserted claims against Mr. McCollum for fraud, breach of contract, and breach of fiduciary duty, among others, following its termination of Mr. McCollum’s employment on September 8, 2014 for cause as a result of, among other things, Mr. McCollum having abandoned his position and professional responsibilities. Mr. McCollum filed a cross complaint alleging breach of contract by the Company with respect to Mr. McCollum’s employment agreement and commenced a separate action on February 23, 2015 in the Superior Court of the State of California asserting claims against the Company for violation of California Commercial Code §8401 and breach of fiduciary duty arising from Mr. McCollum’s request to have the restrictive legend removed from his share certificate representing 1.89 million shares of the Company’s Common Stock owned by him, and seeking declaratory relief as to whether he is entitled to have the restrictive legend removed from his share certificate. On April 27, 2016 the court granted Mr. McCollum summary adjudication as to his declaratory relief cause of action to have the restrictive legend removed from his share certificate.

NOTE 10: SUBSEQUENT EVENTS

On April 12, 2016, the Company, appointed Anthony P. Mazzarella as its Executive Vice President and Chief Financial Officer.

On May 5, 2016, the Company entered into a loan and security agreement, or the SaaS Capital Loan, with SaaS Capital Funding II, LLC to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount is $5,000,000. A facility fee of $80,000 is payable in connection with the initial advance and on May 5, 2017. On May 5, 2016, the Company drew down $5,000,000 as the initial advance from the SaaS Capital Loan and used a portion of the proceeds to repay the outstanding Line of Credit balance.

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. The Company granted SaaS Capital Funding II, LLC a security interest in all of the Company's personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between the Company and SaaS Capital Funding II, LLC.

In connection with the SaaS Capital Loan, the Company issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date the Company’s equity securities are first listed for trading on NASDAQ. The Warrant was issued under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2015. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our revenue model is based on a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees and royalties. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen a 23% growth in our client base outside of the United States during the three-month period ended March 31, 2016 when compared to the same period in 2015.

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow and could foresee some savings in infrastructure cost due to economies of scale. However, we want to continue to invest in these areas to support our growth.

We experienced 13% year over year growth in revenue during the three-month period ended March 31, 2016 when compared to the same period in 2015. The organic growth has been a result of providing the marketing technology industry a comprehensive suite of marketing intelligence tools through innovation and what we believe to be a superior product and customer experience.

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

Results of Operations

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

			Increase/	Increase/
	Three-month periods ended		(Decrease)	(Decrease)
	March 31,		in $ 2016	in % 2016
	2016	2015	vs 2015	vs 2015

Revenues	$5,864,018	$5,199,662	$664,356	12.8%
Cost of revenues	1,932,123	1,317,766	614,357	46.6%
Gross Profit	3,931,895	3,881,896	49,999	1.3%

Operating expenses:
Research and development	1,030,456	875,382	155,074	17.7%
Sales and marketing	992,878	2,133,924	(1,141,046)	-53.5%
General and administrative	2,288,712	2,454,446	(165,734)	-6.8%
Total operating expenses	4,312,046	5,463,752	(1,151,706)	-21.1%

Operating loss	(380,151)	(1,581,856)	(1,201,705)	-76.0%

Other income (expense):
Other income	9,459	32,978	(23,519)	-71.3%
Other expense	(212,549)	(45,344)	167,205	368.7%
Total other expenses	(203,090)	(12,366)	190,724	1542.3%

Net loss	$(583,241)	$(1,594,222)	$(1,010,981)	63.4%

Discussion of Results for Three-Month Periods Ended March 31, 2016 and 2015

Revenues

	Three Months Ended March 31,		% Change
	2016	2015

Revenues	$5,864,018	$5,199,662	12.8%

We generate revenues from a training and implementation (also known as on-boarding) fee and a monthly licensing fee, supplemented by per-transaction fees paid by customers for monthly platform usage. In certain cases we also generate professional service fees and royalties.

The increase in our software licensing revenues during the three-month period ended March 31, 2016, when compared to the prior year period, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from higher usage of our SaaS platform. Our number of clients increased 2% during the three-month period ended March 31, 2016, when compared to the prior year period, and our average monthly fee per customer increased 10% during the three-month period ended March 31, 2016, when compared to the prior year period. The increase in the number of customers using our SaaS products and services during the three-month period ended March 31, 2016 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher usage by our existing customers of the same products is primarily due to higher market acceptance among our larger users who generate a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during the remainder of 2016 when compared to 2015.

Cost of Revenues

	Three Months Ended March 31,		% Change
	2016	2015

Cost of revenues	$1,932,123	$1,317,766	46.6%

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

During the three-month period ended March 31, 2016, when compared to the prior year period, cost of revenues significantly increased mainly reflecting the higher web hosting fees incurred to support our increased number of clients and platform usage, which increased by approximately $400,000, when compared to the same period in 2015.

We believe that our cost of revenues will continue to increase, at lower percentages than our anticipated increase in revenues, during the remainder of 2016, when compared to 2015.

Research and Development Expenses

	Three Months Ended March 31,		% Change
	2016	2015

Research and development	$1,030,456	$875,382	17.7%

Research and development expenses consist primarily of personnel costs associated with the enhancement and the maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses increased during the three-month period ended March 31, 2016, when compared to the prior year period, due to increased staff assigned to the enhancement and maintenance of our software services, which translated into increased personnel costs, offset by the capitalization of software development costs which amounted to $475,000 during the three-month period ended March 31, 2016.

We believe that our research and development expenses will continue to increase during the remainder of 2016, when compared to 2015, as we continue to enhance the features of our SaaS platform.

Sales and Marketing Expenses

	Three Months Ended March 31,		% Change
	2016	2015

Sales and marketing	$992,878	$2,133,924	-53.5%

Sales and marketing expenses primarily consist of personnel costs associated with the sale and the marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The decrease in sales and marketing expenses during the three-month period ended March 31, 2016, when compared to the prior year period, is primarily due to more efficient spending in specific, higher return, marketing programs and trade shows, as well as a reduction in personnel costs in both the marketing and sales departments.

We believe that our sales and marketing expenses will increase gradually in 2016, at lower levels than the prior year, as we continue to execute on proven marketing programs.

General and Administrative Expenses

	Three Months Ended March 31,		% Change
	2016	2015

General and administrative	$2,288,712	$2,454,446	-6.8%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

The slight decrease in general and administrative expenses during the three-month period ended March 31, 2016, when compared to the prior year period, is primarily due to the reduction in personnel.

We believe that our general and administrative expenses will increase during the remainder of 2016 as we continue to increase the scope of our operations.

Other Income

	Three Months Ended March 31,		% Change
	2016	2015

Other income	$9,459	$32,978	-71.3%

Other Income during the three-month period ended March 31, 2016 consisted mainly of the sale of non-inventory assets while during the three-month period ended March 31, 2015, other income consisted of the sale of non-inventory assets as well as rent from a sublease of our Santa Monica office space.

Other Expense

	Three Months Ended March 31,		% Change
	2016	2015

Other expense	$(212,549)	$(45,344)	368.7%

Other expenses consist of credit card interest charges, amortization of deferred financing costs associated with our Line of Credit (described below) with the Lender, interest charges related to the Line of Credit, and financing costs related to the Agility Loan.

The increase in interest expenses during the three-month period ended March 31, 2016, when compared to the prior year period, is primarily due to higher levels of borrowings we have made from time to time under the Line of Credit and debt issue costs related to the Agility Loan. Our interest expense may change during the remainder of 2016 depending on our liquidity needs and we may choose to further finance our working capital needs through our operations, from borrowings, or by issuing securities.

Liquidity and Capital Resources

	Ending balance at March 31,		Average balance during three months ended March 31,
	2016	2015	2016	2015
Cash	$1,081,221	$1,488,837	$1,285,029	$1,309,752
Accounts receivable	2,093,909	1,946,622	2,020,266	1,848,094
Accounts payable and accrued expenses	2,414,458	1,700,489	2,057,474	1,451,492
Line of Credit, net of deferred financing cost	4,544,030	3,900,000	4,222,015	3,400,000
Loan	625,000	-	312,500	-

At March 31, 2016 and 2015, 56% and 63%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

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

Line of Credit

On September 30, 2014, we entered into an amendment of our Line of Credit to borrow up to a maximum of $6,000,000 at our discretion, an increase from up to $3,000,000 that we were permitted to borrow under the original Line of Credit entered into on March 17, 2014. Amounts borrowed will accrue interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum, provided that in no event shall the accrued interest payable with respect to any month be less than $10,000. Accrued interest on amounts borrowed is payable monthly. All other amounts borrowed were to be payable in full on the maturity date of March 17, 2016; however, this date has been extended by the Lender until May 31, 2016. This maturity extension was granted concurrently with a waiver issued by the Lender pursuant to an amendment to the Line of Credit on March 11, 2016, which amendment waives any default due to breach of the Line of Credit minimum liquidity covenant during the specified time period, adjusts the Minimum Adjusted EBITDA covenant, and reduces the credit limit to $5,135,000. A condition precedent to the waiver was the funding of the $625,000 subordinated loan from Agility Capital, which funded on March 11, 2016. The Line of Credit may be earlier terminated without a prepayment fee.

The Line of Credit, as amended, contains covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels, as defined, and customer renewal levels, limiting capital expenditures, requiring minimum liquidity and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of March 31, 2016, we were in compliance with these amended covenants. The occurrence of a material adverse change, as defined, will be an event of default under the Line of Credit, in addition to other customary events of default. We granted the Lender a security interest in all of our personal property and intellectual property.

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

We owed $4,572,223 under the Line of Credit at March 31, 2016. The interest rate for the amount borrowed was 5.5% per annum.

On May 5, 2016, we repaid the outstanding Line of Credit balance with the initial advance from our SaaS Capital Loan, which became effective on May 5, 2016.

Agility Loan

On March 11, 2016, we entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and matures on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of March 31, 2016, we were in compliance with these covenants. The Agility Loan requires a security interest in all of our personal property and intellectual property, second in priority to the Lender.

We believe we have sufficient cash to fund our operations for the next 12 months. We currently expect to use cash balances, borrowings, and net proceeds from sales of securities to fund our future operations, capital expenditures and other expenses. Our ability to obtain, and the costs of, any future financings will depend primarily on our success, profitability and market conditions, among other factors.

Changes in Cash Flows

	Three-month periods ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(583,241)	$(1,594,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	264,080	403,021
Amortization of debt discount	138,366	7,550
Provision for bad debt	20,929	(196,305)
Fair value of options	441,159	636,667
Changes in operating assets and liabilities:
Accounts receivable	(281,831)	(751)
Prepaid expenses	22,243	(14,373)
Accounts payable and accrued expenses	178,075	461,045
Deferred revenues	9,201	(131,308)
Other assets	9,418	6,174
Net cash provided by (used in) operating activities	218,399	(422,502)

Cash flows from investing activities:
Capitalized software for internal use	(475,000)	(177,424)
Capital expenditures	-	(44,947)
Proceeds from sale of assets	4,692	-
Net cash used in investing activities	(470,308)	(222,371)

Cash flows from financing activities:
Proceeds from line of credit	-	1,000,000
Repayment of line of credit	(62,777)	-
Proceeds from loan	625,000	-
Payment of financing costs	(130,000)	-
Net proceeds from exercise of options and warrants	-	9,586
Net cash provided by financing activities	432,223	1,009,586

Effect of exchange rate changes on cash	(7,188)	(6,543)

Net increase in cash	173,126	358,170

Comparison of three months ended March 31, 2016 to March 31, 2015

The increase in accounts receivable as of March 31, 2016 is primarily due to a smaller increase in revenues when compared to the same period in 2015. The decrease in accounts payable and accrued expenses during the three-month period ended March 31, 2016 is primarily due to lower vendor accruals than in the same period in 2015.

Cash used in investing activities during the three-month period ended March 31, 2016 consists of capitalization of development costs for internal-use software of approximately $475,000 offset by proceeds from sale of assets of approximately $5,000. Cash used in investing activities during the three-month period ended March 31, 2015 consisted of recurring purchases of computer equipment and other capital expenditures of approximately $45,000, and capitalization of development costs for internal-use software of approximately $177,000.

Cash provided by financing activities during the three-month period ended March 31, 2016 resulted primarily from the $625,000 Agility Loan offset by financing expenses for that loan of $125,000 and a pay down on the Line of Credit of $62,777. Cash provided by financing activities during the three-month period ended March 31, 2015 resulted primarily from a $1,000,000 draw down on the Line of Credit.

The increase in net cash flows during the three-month periods ended March 31, 2016 and 2015 was due primarily to proceeds from the Agility Loan and Line of Credit necessary to support our existing and anticipated growth.

Exercise of warrants and options

There were no proceeds generated from the exercise of warrants or options during the three-month period ended March 31, 2016.

Other outstanding obligations at March 31, 2016

Line of Credit

During the three months ended March 31, 2016, we paid down $62,777 under the Line of Credit. As of March 31, 2016, we owed $4,572,223 under the Line of Credit.

Warrants

As of March 31, 2016, 6,667,699 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of March 31, 2016, 13,585,000 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to a variety of risks, including changes in foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Risk

Transactions that occur in our Subsidiary are exposed to exchange rate fluctuations when converted to our reporting currency. As a result, our earnings are at risk as it relates to exchange rate fluctuations. A relatively small amount of our monetary assets and liabilities are denominated in foreign currencies, principally the British Pound. Fluctuations in these currencies relative to the United States Dollar will result in transaction gains or losses included in net earnings.

As of March 31, 2016, we held cash funds of approximately $16,000 in British Pounds in our Subsidiary’s bank. We did not hold any amounts of other foreign currencies. If rates of the British Pound were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars. In any event, given the small amounts, we do not expect fluctuations in exchange rates to have a material adverse effect on our business.

Interest Rate Risk

A portion of our debt may be exposed to future interest rate fluctuations. As a result, our earnings are at risk in relation to interest rate fluctuations. On May 5, 2016, we entered into the SaaS Capital Loan, allowing us to borrow up to a maximum of $8,000,000 over the next two years with repayment schedules which extend for approximately three further years. While initial amounts borrowed will accrue interest at the rate of 10.25% per annum, future amounts borrowed, if any, will bear interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Over the past five years, the three-year treasury rate has ranged from approximately 0.29% to approximately 1.38%. While future treasury rates are uncertain, we do not expect fluctuations in our applicable interest rates to have a material adverse effect on our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

McCollum Litigation

We are currently involved in a litigation with Jeff McCollum, the former President of our CAKE division, in the Superior Court of the State of California, commenced by us on February 22, 2015, whereby we asserted claims against Mr. McCollum for fraud, breach of contract, and breach of fiduciary duty, among others, following our termination of Mr. McCollum’s employment on September 8, 2014 for cause as a result of, among other things, Mr. McCollum having abandoned his position and professional responsibilities. Mr. McCollum filed a cross complaint alleging breach of contract by us with respect to Mr. McCollum’s employment agreement and commenced a separate action on February 23, 2015 in the Superior Court of the State of California asserting claims against us for violation of California Commercial Code §8401 and breach of fiduciary duty arising from Mr. McCollum’s request to have the restrictive legend removed from his share certificate representing 1.89 million shares of our Common Stock owned by him, and seeking declaratory relief as to whether he is entitled to have the restrictive legend removed from his share certificate. On April 27, 2016 the court granted Mr. McCollum summary adjudication as to his declaratory relief cause of action to have the restrictive legend removed from his share certificate.

Item 6.  Exhibits

4.1	Warrant to Purchase Stock issued May 5, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2016).

10.1

Limited Waiver and Fifth Amendment to Loan Agreement, dated March 11, 2016, between Accelerize Inc. and Pacific Western Bank (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2016).

10.2	Loan Agreement, dated March 11, 2016, between Accelerize Inc. and Agility Capital II, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2016).

10.3

Intellectual Property Security Agreement, dated March 11, 2016, between Accelerize Inc. and Agility Capital II, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2016).

10.4	Subordination Agreement, dated March 11, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2016).

10.5	Employment Agreement, dated as of April 12, 2016, between Anthony Mazzarella and Accelerize Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2016).

10.6	Loan and Security Agreement, dated May 5, 2016, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2016).

10.7	Patent, Trademark and Copyright Security Agreement, dated May 5, 2016, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2016).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE INC.

Dated: May 10, 2016	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2016	By:	/s/ Anthony Mazzarella
Anthony Mazzarella
Chief Financial Officer
(Principal Financial Officer)