Form 10-Q
period 2016-06-30
Accelerize Inc.
filed 2016-08-08
CIK 1352952

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 5, 2016, was 65,119,540.

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

ACCELERIZE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$879,666	$908,095
Restricted Cash	500,000	-
Accounts receivable, net of allowance for bad debt of $390,203 and $395,147, respectively	1,991,572	1,833,007
Prepaid expenses and other current assets	485,442	239,921
Total current assets	3,856,680	2,981,023

Property and equipment, net of accumulated depreciation of $2,113,295 and $1,854,351, respectively	2,446,591	1,956,864
Other assets	110,285	124,882
Total assets	$6,413,556	$5,062,769

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,871,289	$2,236,750
Deferred revenues	2,936	10,436
Line of credit, net of deferred financing cost of $0 and $36,559, respectively	-	4,598,441
Other short term loan, net of deferred financing cost of $11,840 and $0, respectively	588,160	-
Total current liabilities	2,462,385	6,845,627
Line of credit, net of deferred financing cost of $514,969 and $0, respectively	5,485,031	-
Total liabilities	7,947,416	6,845,627

Stockholders' Deficit
Common stock; $0.001 par value; 100,000,000 shares authorized; 65,059,540 and 65,069,327 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	65,058	65,068
Additional paid-in capital	24,635,377	23,440,366
Accumulated deficit	(26,183,118)	(25,266,612)
Accumulated other comprehensive loss	(51,177)	(21,680)

Total stockholders’ deficit	(1,533,860)	(1,782,858)

Total liabilities and stockholders’ deficit	$6,413,556	$5,062,769

 See Notes to Unaudited Condensed Consolidated Financial Statements.

 ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues:	$6,003,287	$5,465,824	$11,867,305	$10,665,486
Cost of revenue	2,030,687	1,591,345	3,962,810	2,909,111
Gross profit	3,972,600	3,874,479	7,904,495	7,756,375

Operating expenses:
Research and development	973,980	1,326,410	2,004,436	2,201,792
Sales and marketing	874,422	1,915,053	1,867,300	4,048,977
General and administrative	2,247,255	2,351,430	4,535,967	4,805,876
Total operating expenses	4,095,657	5,592,893	8,407,703	11,056,645

Operating loss	(123,057)	(1,718,414)	(503,208)	(3,300,270)

Other income (expense):
Interest income	11,475	21,387	20,934	54,365
Interest expense	(221,683)	(62,893)	(434,232)	(108,237)
Total other (expenses)	(210,208)	(41,506)	(413,298)	(53,872)

Net loss	$(333,265)	$(1,759,920)	$(916,506)	$(3,354,142)

Net loss per share:
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Basic weighted average common shares outstanding	65,069,327	62,835,140	65,069,327	62,833,091
Diluted weighted average common shares outstanding	65,069,327	62,835,140	65,069,327	62,833,091

 See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss	$(333,265)	$(1,759,920)	$(916,506)	$(3,354,142)

Foreign currency translation (loss) gain	(22,309)	8,571	(29,497)	2,028
Total other comprehensive (loss) gain	(22,309)	8,571	(29,497)	2,028

Comprehensive loss	$(355,574)	$(1,751,349)	$(946,003)	$(3,352,114)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-month periods ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(916,506)	$(3,354,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549,641	791,926
Amortization of debt discount and deferred financing cost	75,798	18,583
Provision for bad debt	(4,943)	(206,749)
Fair value of options and warrants	803,383	1,126,615
Non-cash expenses paid on company's behalf	204,920	-
Gain on sale of fixed assets	(447)	-
Changes in operating assets and liabilities:
Accounts receivable	(153,622)	(330,277)
Prepaid expenses and other assets	(245,521)	(196,268)
Restricted cash	(500,000)	-
Accounts payable and accrued expenses	(365,461)	446,136
Deferred revenues	(7,500)	(149,341)
Other assets	8,076	(1,576)
Net cash used in operating activities	(552,183)	(1,855,093)

Cash flows from investing activities:
Capitalized software for internal use	(1,030,456)	(368,041)
Capital expenditures	(7,585)	(115,473)
Proceeds from sale of assets	5,642	-
Net cash used in investing activities	(1,032,399)	(483,514)

Cash flows from financing activities:
Principal repayments of line of credit	(87,777)	-
Proceeds from line of credit	1,803,105	1,600,000
Payment of financing costs	(129,678)	-
Net proceeds from exercise of options and warrants	-	9,586
Net cash provided by financing activities	1,585,650	1,609,586

Effect of exchange rate changes on cash	(29,497)	2,028

Net (decrease) increase in cash	(28,429)	(726,993)

Cash, beginning of period	908,095	1,130,667

Cash, end of period	$879,666	$403,674

Supplemental disclosures of cash flow information:
Cash paid for interest	$419,802	$106,882
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with line of credit	$391,618	$37,289
Repayment of Agility Loan, included in accounts payable	$25,000	$-
Repayment of Line of Credit	$4,572,223	$-
Capital expenditure included in accounts payable	$-	$37,561

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

The condensed consolidated balance sheet presented as of December 31, 2015 has been derived from our audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2016.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and six-month periods ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016.

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

	June 30, 2016	December 31, 2015

Allowance for doubtful accounts	$390,203	$395,147

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the six-month period ended June 30, 2016, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at June 30, 2016 or December 31, 2015.  The Company does not require any collateral from its customers.

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

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, lines of credit and loans, approximate their fair value due to the short term maturity of these items.

 Advertising

The Company expenses advertising costs as incurred.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Advertising expense	$39,351	$83,586	$76,677	$235,083

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of $1,030,456 during the six-months ended June 30, 2016. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to approximately $2,203,000 and $1,548,000 at June 30, 2016 and December 31, 2015, respectively. The Company’s amortization expenses associated with capitalized software development costs amounted to $186,219 and $375,579 during the three and six-month periods ended June 30, 2016, respectively, and $175,278 and $339,132 during the three and six-month periods ended June 30, 2015, respectively. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the three and six-month periods ended June 30, 2016 and 2015. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

Reclassification

The balance sheet, and related footnotes, for the year ended December 31, 2015 has been reclassified to reflect the adoption of ASU 2015-03 which changes the presentation of debt issuance costs in financial statements and requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(333,265)	$(1,759,920)	$(916,506)	$(3,354,142)

Denominator:
Denominator for basic earnings per share--weighted average shares	65,069,327	62,835,140	65,069,327	62,833,091
Effect of dilutive securities- when applicable:
Stock options	-	-	-	-
Warrants	-	-	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	65,069,327	62,835,140	65,069,327	62,833,091

Loss per share:
Basic	$(0.01)	$(0.03)	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Weighted-average anti-dilutive common share equivalents	18,551,891	15,159,042	18,710,764	17,443,244

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized

Property and equipment consist of the following at:

	June 30, 2016	December 31, 2015
Internal use software costs	$3,756,665	$2,726,209
Computer equipment and software	381,653	563,892
Office furniture and equipment	129,422	222,061
Leasehold improvements	292,146	299,053
	4,559,886	3,811,215
Accumulated depreciation	(2,113,295)	(1,854,351)
	$2,446,591	$1,956,864

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Depreciation expense	$96,749	$83,996	$174,062	$156,498
Amortization expense on internal software	$186,219	$175,278	$375,579	$339,132

During the six-month period ended June 30, 2016, the Company sold approximately $12,000 in computer equipment with a net book value of approximately $5,000 for proceeds of approximately $6,000.

During the six-month period ended June 30, 2016, the Company wrote off approximately $280,000 in fixed assets with a net book value of approximately $31,000, which was recorded under the depreciation expense account.

NOTE 3: PREPAID EXPENSES

At June 30, 2016 and December 31, 2015, the Company’s prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 4: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	June 30, 2016	December 31, 2015

Deferred revenues	$2,936	$10,436

NOTE 5: LINE OF CREDIT AND LOANS

Line of Credit

	June 30, 2016	December 31, 2015
Line of credit	4,635,000	4,635,000
Repayment of Line of credit	(4,635,000)	-
Less: Deferred financing cost	-	(36,559)
	$-	$4,598,441

On September 30, 2014, the Company entered into an amendment of its line of credit, or the Line of Credit, with Pacific Western Bank, as successor in interest by merger to Square 1 Bank, or the Lender, to borrow up to a maximum of $6,000,000 at the Company’s discretion, an increase from up to $3,000,000 that the Company was permitted to borrow under the original Line of Credit entered into on March 17, 2014. Amounts borrowed accrued interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum, provided that in no event shall the accrued interest payable with respect to any month be less than $10,000. Accrued interest on amounts borrowed was payable monthly. All other amounts borrowed were to be payable in full on the maturity date of March 17, 2016; however, this date was extended by the Lender until May 31, 2016. This maturity extension was granted concurrently with a waiver issued by the Lender pursuant to an amendment to the Line of Credit on March 11, 2016, which amendment waived any default due to breach of the Line of Credit minimum liquidity covenant during the specified time period, adjusts the Minimum Adjusted EBITDA covenant, and reduces the credit limit to $5,135,000. A condition precedent to the waiver was the funding of a $625,000 subordinated loan, or the Agility Loan, from Agility Capital II, LLC, or Agility Capital, which funded on March 11, 2016. The Line of Credit may be earlier terminated without a prepayment fee. The Company also made a repayment of $62,777 in March 2016.

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

As further described below, on May 5, 2016, the Company entered into a loan and security agreement, or the SaaS Capital Loan, with SaaS Capital Funding II, LLC to borrow up to a maximum of $8,000,000. On May 5, 2016, the Company drew down $5,000,000 as the initial advance from the SaaS Capital Loan and used a portion of the proceeds, $4,572,223, to repay the outstanding Line of Credit balance.

As of June 30, 2016, the Company had no outstanding balance under the Line of Credit.

The Company paid approximately $50,000 to the Lender in financing costs through December 31, 2015, and approximately $69,000 through June 30, 2016. The deferred financing costs associated with the Line of Credit were fully expensed at June 30, 2016.

Agility Loan

	June 30, 2016	December 31, 2015
Agility Loan	625,000	-
Principal Payment of Agility Loan	(25,000)	-
Less: Deferred financing cost	(11,840)	-
	$588,160	$-

On March 11, 2016, the Company entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and matures on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of June 30, 2016, the Company was in compliance with these covenants. The Agility Loan requires a security interest in all of the Company’s personal property and intellectual property, second in priority to the Lender and to SaaS Capital Funding II, LLC.

In connection with the Agility Loan, Agility Capital is entitled to purchase, under certain circumstances, fully paid and nonassessable shares of the Company’s class of securities, or Shares, at the initial exercise price per Share which is the closing price on the day prior to the issuance date, or the Warrant Price. The initial number of Shares issuable upon exercise of this Warrant is zero (0). On June 30, 2016, if any amounts under the Agility Loan remain outstanding, then the number of Shares issuable upon exercise of this Warrant shall equal $31,250 divided by the Warrant Price. In addition to the foregoing, upon the occurrence of an Event of Default, as defined in the loan agreement, pursuant to Section 5(a) or Section 5(b) of the Agility Loan, the number of Shares that may be acquired thereunder shall increase by an additional number of Shares equal to 5% of the number of Shares issuable thereunder upon the date of such Event of Default, and further increased on the 15th day following such Event of Default and on each 15th day thereafter (each, a "Measurement Date”) by a number of Shares equal to 5% of the number of Shares issuable upon such Measurement Date, until the Event of Default is cured to Agility Capital’s satisfaction or waived in writing by Agility Capital. As of June 30, 2016, as a result of outstanding amounts under the Agility Loan, the Company issued to Agility Capital a warrant to purchase up to 69,444 shares of the Company’s Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,787 and was capitalized as deferred financing costs at June 30, 2016.

The Company owed $600,000 under the Agility Loan at June 30, 2016.

SaaS Capital Loan

	June 30, 2016	December 31, 2015
SaaS Capital Loan	6,000,000	-
Less: Deferred financing cost	(514,969)	-
	$5,485,031	$-

On May 5, 2016, the Company entered into the SaaS Capital Loan, with SaaS Capital Funding II, LLC to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount of $5,000,000, on May 5, 2016, was used to repay the outstanding Line of Credit balance of $4,572,223. A facility fee of $80,000 was paid by the Company in connection with the initial advance and an additional $80,000 is payable on May 5, 2017.

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of June 30, 2016, the Company was in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. The Company granted SaaS Capital Funding II, LLC a security interest in all of the Company's personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between the Company and SaaS Capital Funding II, LLC.

As of June 30, 2016, in connection with the SaaS Capital Loan, the Company issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date the Company’s equity securities are first listed for trading on NASDAQ. The Company paid approximately $169,000 in financing costs through June 30, 2016. The fair value of the warrant amounted to $375,831.

The Company owed $6,000,000 under the SaaS Capital Loan at June 30, 2016.

The Company recognized amortization and interest expenses in connection with the line of credit and loans for the three and six-month periods ended June 30, 2016 and 2015 as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Amortization expense associated with line of credit and loans	$62,432	$11,033	$75,798	$18,583
Interest expense associated with line of credit and loans	$108,065	$50,845	$171,092	$88,300

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During the six-month period ended June 30, 2015, the Company generated proceeds of $9,586 from the exercise of 11,457 options and issued 5,233 shares of its Common Stock pursuant to the cashless exercise of 11,458 options.

There were no exercises of options during the six-month period ended June 30, 2016.

As of June 30, 2016 and December 31, 2015, there were 65,059,540 and 65,069,327 shares of Common Stock issued and outstanding, respectively.

Warrants

During the six-month period ended June 30, 2015, the Company issued 58,824 warrants to the Lender. The warrants are exercisable at a price of $1.53 per share and expire on March 27, 2018. The fair value of these warrants which amounted to $37,289, has been recognized as deferred financing fees and is amortized using the effective interest method over the terms of the associated Line of Credit.

During the six-month period ended June 30, 2016, the Company issued 69,444 and 1,333,333 warrants to Agility Capital and SaaS Capital Partners II, LP, respectively, exercisable at a price of $0.45 per share and which expire on March 11, 2021 and May 5, 2026 respectively.  The fair value of these warrants, which amounted to $15,787 and $375,831, respectively, were recognized as deferred financing fees and amortized using the effective interest method over the terms of the associated loan.

The fair value of the warrants granted during the six-month period ended June 30, 2016 is based on the BSM model using the following assumptions:

Effective Exercise price	$0.45	-	1.53
Effective Market price	$0.41	-	1.53
Volatility	62	-	70%
Risk-free interest	0.7	-	0.9%
Term (years)	3	-	10
Expected dividend rate			0%

During the six-month period ended June 30, 2016, 2,466,760 warrants were forfeited, of which 1,650,000 warrants were forfeited and replaced with 2,000,000 new warrants issued in conjunction with the forfeiture of 650,000 options issued in December 2014.

As of June 30, 2016 and December 31, 2015, there were 7,603,716 and 6,667,699 warrants issued and outstanding, respectively, with a weighted average price at $0.88 and $1.25, respectively.

During the three and six-month periods ended June 30, 2016, the Company recorded expenses of $270,508 and $554,601, respectively, related to warrants granted to employees. During the three and six-month periods ended June 30, 2015, the Company recorded expenses of $284,093 and $568,186, respectively, related to warrants granted to employees in prior years.

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the six-month periods ended June 30, 2016 and 2015 is based on the BSM model using the following assumptions:

	June 30, 2016			June 30, 2015
Effective exercise price	$0.45	-	0.50	$1.40	-	1.43
Effective market price	$0.45	-	0.50	$1.40	-	1.43
Volatility		70%		61	-	62%
Risk-free interest	0.7	-	0.9%	0.9	-	1.0%
Terms (years)	3	-	4	2	-	4
Expected dividend rate		0%			0%

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Six-month periods ended
	June 30, 2016	June 30, 2015
Weighted-average grant date fair value	$0.50	$0.52
Fair value of options, recognized as selling, general, and administrative expenses	$248,783	$558,430
Number of options granted	2,020,000	390,000

The total compensation cost related to non-vested awards not yet recognized amounted to $681,633 at June 30, 2016 and the Company expects that it will be recognized over the following weighted-average period of 48 months.

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

NOTE 7: COMPREHENSIVE LOSS

Comprehensive (loss) income includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net (loss) income to comprehensive (loss) income for the three and six-month periods ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(333,265)	$(1,759,920)	$(916,506)	$(3,354,142)
Other comprehensive income (loss):
Foreign currency translation adjustment	(22,309)	8,571	(29,497)	2,028
Comprehensive loss	$(335,574)	$(1,751,349)	$(946,003)	$(3,352,114)

The following table sets forth the balance in accumulated other comprehensive loss as of June 30, 2016 and December 31, 2015, respectively:

	June 30,	December 31,
	2016	2015
Accumulated other comprehensive income	$(51,177)	$(21,680)

NOTE 8: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the three and six-month periods ended June 30, 2016 and 2015 were approximately as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	67%	72%	68%	73%
Europe	19%	19%	19%	19%
Other	14%	9%	13%	8%

NOTE 9: COMMITMENTS AND CONTINGENCIES

During January 2014, the Company entered into a 4-year lease for certain office space in Newport Beach, effective February 1, 2014. Under the terms of the lease, the Company initially paid monthly base rent of approximately $22,000 increasing incrementally to approximately $25,000.

During July 2014, the Company entered into a five year lease for certain office space in a business center in London, England, which commenced on July 30, 2014. The base rent is GBP 89,667 (approximately $129,000) per year and the estimated service charges for the lease are GBP 45,658 (approximately $66,000) per year. The Company paid approximately GBP 60,000 (approximately $86,000) for furniture, cabling and build out of the office space

Legal Proceedings

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

McCollum Litigation

The Company is currently involved in a litigation with Jeff McCollum, the former President of its CAKE division, in the Superior Court of the State of California, commenced by the Company on February 22, 2015, whereby it asserted claims against Mr. McCollum for fraud, breach of contract, and breach of fiduciary duty, among others, following its termination of Mr. McCollum’s employment on September 8, 2014 for cause as a result of, among other things, Mr. McCollum having abandoned his position and professional responsibilities. Mr. McCollum filed a cross complaint alleging breach of contract by the Company with respect to Mr. McCollum’s employment agreement and commenced a separate action on February 23, 2015 in the Superior Court of the State of California asserting claims against the Company for violation of California Commercial Code §8401 and breach of fiduciary duty arising from Mr. McCollum’s request to have the restrictive legend removed from his share certificate representing 1.89 million shares of the Company’s Common Stock owned by him, and seeking declaratory relief as to whether he is entitled to have the restrictive legend removed from his share certificate. On April 27, 2016, the court granted Mr. McCollum summary adjudication as to his declaratory relief cause of action to have the restrictive legend removed from his share certificate.

NOTE 10: SUBSEQUENT EVENTS

On July 1, 2016, the Company granted to each of its non-employee directors, as partial annual compensation for services as a director, a restricted stock award consisting of 120,000 shares of the Company’s Common Stock at $0.50 per share having a value of $60,000.  These shares vest in four equal quarterly increments commencing on July 1, 2016.

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

We own and operate CAKE and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful SaaS enterprise solution has been an industry standard for advertisers, networks, publishers, and agencies to measurably improve and optimize their digital spend. We have over 500 customers driving billions of consumer actions monthly through the CAKE enterprise platform.

Our revenue model is based on a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees and royalties. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen a 19% growth in our client base outside of the United States during the six-month period ended June 30, 2016 when compared to the same period in 2015.

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow and could foresee some savings in infrastructure cost due to economies of scale. However, we want to continue to invest in these areas to support our growth.

We experienced 11% year over year growth in revenue during the six-month period ended June 30, 2016 when compared to the same period in 2015. We experienced a 30% year over year growth in monthly license fee revenue during the six-month period ended June 30, 2016 when compared to the same period in 2015. The organic growth has been a result of providing the marketing technology industry a comprehensive suite of marketing intelligence tools through innovation and what we believe to be a superior product and customer experience.

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

Results of Operations

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	Three-month periods		Increase/	Increase/	Six-month periods		Increase/	Increase/
	ended June 30,		(Decrease)	(Decrease)	ended June 30,		(Decrease)	(Decrease)
	2016	2015	$	%	2016	2015	$	%

Revenues:	$6,003,287	$5,465,824	537,463	9.8%	$11,867,305	$10,665,486	1,201,819	11.3%
Cost of revenue	2,030,687	1,591,345	439,342	27.6%	$3,962,810	$2,909,111	1,053,699	36.2%
Gross Profit	3,972,600	3,874,479	98,121	2.5%	7,904,495	7,756,375	148,120	1.9%

Operating expenses:
Research and development	973,980	1,326,410	(352,430)	-26.6%	$2,004,436	$2,201,792	(197,356)	-9.0%
Sales and marketing	874,422	1,915,053	(1,040,631)	-54.3%	$1,867,300	$4,048,977	(2,181,677)	-53.9%
General and administrative	2,247,255	2,351,430	(104,175)	-4.4%	$4,535,967	$4,805,876	(269,909)	-5.6%
Total operating expenses	4,095,657	5,592,893	(1,497,236)	-26.8%	8,407,703	11,056,645	(2,648,942)	-24.0%

Operating loss	(123,057)	(1,718,414)	(1,595,357)	-92.8%	(503,208)	(3,300,270)	2,797,062	-84.8%

Other income (expense):
Other income	11,475	21,387	(9,912)	-46.3%	$20,934	$54,365	(33,431)	-61.5%
Other expense	(221,683)	(62,893)	158,790	252.5%	$(434,232)	$(108,237)	325,995	301.2%
Total other expenses	(210,208)	(41,506)	168,702	406.5%	(413,298)	(53,872)	359,426	667.2%

Net loss	$(333,265)	$(1,759,920)	(1,426,655)	-81.1%	$(916,506)	$(3,354,142)	(2,437,636)	-72.7%

Discussion of Results for Three-Month and Six-Month Periods Ended June 30, 2016 and 2015

Revenues

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2016	2015		2016	2015

Revenues	$6,003,287	$5,465,824	9.8%	$11,867,305	$10,665,486	11.3%

We generate revenues from a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees, and royalties. Our revenue breakdown for the three and six-month periods ended June 30, 2016 and 2015 were as follows.

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2016	2015		2016	2015

License	4,608,414	3,493,511	31.9%	9,005,249	6,909,277	30.3%
Usage	891,447	968,675	-8.0%	1,835,819	1,979,030	-7.2%
Other	503,396	1,003,638	-49.8%	1,026,237	1,777,179	-42.3%
Total	$6,003,287	$5,465,824	9.8%	$11,867,305	$10,665,486	11.3%

The increases in our software licensing revenues during the three and six-month periods ended June 30, 2016, when compared to the prior year periods, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from greater adoption and higher usage of our SaaS platform. Our monthly license fee revenue, which constitutes the contractually recurring portion of our revenue and comprises the bulk of our total revenue, or 76% for the six-month period ended June 30, 2016, increased 30% year over year during the six-month period ended June 30, 2016 when compared to the same period in 2015. Our average monthly revenue per customer increased 7% and 8% during the three and six-month periods ended June 30, 2016, respectively, when compared to the prior year periods. The increases in the number of customers using our SaaS products and services during the three and six-month periods ended June 30, 2016 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher average monthly revenues from our existing customers is primarily due to higher market acceptance and adoption among our users, resulting in a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during the remainder of 2016 when compared to 2015.

Cost of Revenues

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2016	2015		2016	2015

Cost of revenues	$2,030,687	$1,591,345	27.6%	$3,962,810	$2,909,111	36.2%

Cost of revenues consists primarily of web hosting and personnel costs associated with supporting customer on-boarding and training activities, including salaries, benefits, and related infrastructure costs. Web hosting fees are partially correlated to our revenues, depending on each specific agreement we have with our clients. The majority of our clients’ services are hosted on non-dedicated servers, on which capacity can be maximized by server, while certain customers prefer to have their services hosted on dedicated servers, on which capacity can only be maximized by customer and by server. Additionally, our resources associated with on-boarding are usually allocated at the beginning of the relationship with the new customer (usually, the first two months). Accordingly, our personnel costs associated with supporting customer on-boarding activities are not necessarily correlated with our revenues.

During the three and six-month periods ended June 30, 2016, when compared to the prior year periods, cost of revenues significantly increased reflecting the higher web hosting fees incurred to support our increased number of clients and platform usage, which increased during the three and six-month periods ended June 30, 2016 by approximately $440,000 and $830,000, respectively, when compared to the same periods in 2015.

We believe that our cost of revenues will continue to increase, at lower percentages than our anticipated increase in revenues, during the remainder of 2016, when compared to 2015.

Research and Development Expenses

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2016	2015		2016	2015

Research and development	$973,980	$1,326,410	-26.6%	$2,004,436	$2,201,792	-9.0%

Research and development expenses consist primarily of personnel costs associated with the enhancement and maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses decreased during the three and six-month periods ended June 30, 2016, when compared to the prior year periods, mainly due to increased capitalization of software development costs which amounted to $555,456 and $1,030,456 for the three and six-month periods ended June 30, 2016, respectively.

We believe that our research and development expenses will increase gradually during the remainder of 2016 at lower levels than the prior year, as we continue to enhance the features of our SaaS platform.

Sales and Marketing Expenses

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2016	2015		2016	2015

Sales and marketing	$874,422	$1,915,053	-54.3%	$1,867,300	$4,048,977	-53.9%

Sales and marketing expenses consist primarily of personnel costs associated with the sale and marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The decreases in sales and marketing expenses during the three and six-month periods ended June 30, 2016, when compared to the prior year periods, are primarily due to more efficient spending in specific, higher return, marketing programs and trade shows, as well as a reduction in personnel costs in both the marketing and sales departments.

We believe that our sales and marketing expenses will increase gradually during the remainder of 2016, at substantially lower levels than the prior year, as we continue to execute on proven marketing programs.

General and Administrative Expenses

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2016	2015		2016	2015

General and administrative	$2,247,255	$2,351,430	-4.4%	$4,535,967	$4,805,876	-5.6%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

The decreases in general and administrative expenses during the three and six-month periods ended June 30, 2016, when compared to the prior year periods, are primarily due to the reduction in personnel.

We believe that our general and administrative expenses will increase during the remainder of 2016 as we continue to increase the scope of our operations.

Other Income

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2016	2015		2016	2015

Other income	$11,475	$21,387	-46.3%	$20,934	$54,365	-61.5%

Other Income during the three and six-month periods ended June 30, 2016 consisted mainly of the sale of non-inventory assets while during the three and six-month periods ended June 30, 2015, other income consisted of the sale of non-inventory assets as well as rent from a sublease of our Santa Monica office space.

Other Expenses

	Three Months Ended		%	Six Months Ended		%
	June 30,		Change	June 30,		Change
	2016	2015		2016	2015

Other expenses	$221,683	$62,893	252.5%	$434,232	$108,237	301.2%

Other expenses consist of interest charges and amortization of deferred financing costs associated with our loans.

The increases in interest expenses during the three and six-month periods ended June 30, 2016, when compared to the prior year periods, are primarily due to higher levels of borrowings we have made from time to time under the Line of Credit and debt issue costs related to the Agility and SaaS Capital Loans. Our interest expense may change during the remainder of 2016 depending on our liquidity needs and we may choose to further finance our working capital needs through our operations, from borrowings, or by issuing securities.

Liquidity and Capital Resources

	Ending balance at		Average balance during
	June 30,		six months ended June 30,
	2016	2015	2016	2015
Cash	$879,666	$403,674	$893,881	$767,171
Accounts receivable	1,991,572	2,286,592	1,912,290	2,018,079
Accounts payable and accrued expenses	1,871,290	1,689,693	2,054,020	1,446,094
S/T Line of Credit, net of deferred financing cost	-	-	2,299,221	-
Short term loan, net of deferred financing cost	588,160	-	294,080	-
Long term loan, net of deferred financing cost	5,485,031	4,500,000	2,742,516	3,700,000

At June 30, 2016 and 2015, 53% and 57%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

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

Line of Credit

On September 30, 2014, we entered into an amendment of our Line of Credit to borrow up to a maximum of $6,000,000 at our discretion, an increase from up to $3,000,000 that we were permitted to borrow under the original Line of Credit entered into on March 17, 2014. Amounts borrowed accrued interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum, provided that in no event shall the accrued interest payable with respect to any month be less than $10,000. Accrued interest on amounts borrowed was payable monthly. All other amounts borrowed were to be payable in full on the maturity date of March 17, 2016; however, this date was extended by the Lender until May 31, 2016. This maturity extension was granted concurrently with a waiver issued by the Lender pursuant to an amendment to the Line of Credit on March 11, 2016, which amendment waives any default due to breach of the Line of Credit minimum liquidity covenant during the specified time period, adjusts the Minimum Adjusted EBITDA covenant, and reduces the credit limit to $5,135,000. A condition precedent to the waiver was the funding of the $625,000 subordinated loan from Agility Capital, which funded on March 11, 2016. The Line of Credit may be earlier terminated without a prepayment fee.

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

Agility Loan

On March 11, 2016, we entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and matures on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of June 30, 2016, we were in compliance with these covenants. The Agility Loan requires a security interest in all of our personal property and intellectual property, second in priority to the Lender and to SaaS Capital Funding II, LLC.

In connection with the Agility Loan, Agility Capital is entitled to purchase, under certain circumstances, Shares at the Warrant Price. The initial number of Shares issuable upon exercise of this Warrant is zero (0). On June 30, 2016, if any amounts under the Agility Loan remain outstanding, then the number of Shares issuable upon exercise of this Warrant shall equal $31,250 divided by the Warrant Price. In addition to the foregoing, upon the occurrence of an Event of Default, as defined in the loan agreement, pursuant to Section 5(a) or Section 5(b) of the Agility Loan, the number of Shares that may be acquired thereunder shall increase by an additional number of Shares equal to 5% of the number of Shares issuable thereunder upon the date of such Event of Default, and further increased on the 15th day following such Event of Default and on each Measurement Date by a number of Shares equal to 5% of the number of Shares issuable upon such Measurement Date, until the Event of Default is cured to Agility Capital’s satisfaction or waived in writing by Agility Capital. As of June 30, 2016, as a result of outstanding amounts under the Agility Loan, we issued to Agility Capital a warrant to purchase up to 69,444 shares of our Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021.

We owed $600,000 under the Agility Loan at June 30, 2016.

SaaS Capital Loan

On May 5, 2016, we entered into the SaaS Capital Loan, with SaaS Capital Funding II, LLC to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount of $5,000,000, on May 5, 2016, was used to repay the outstanding Line of Credit balance of $4,572,223. A facility fee of $80,000 was paid by us in connection with the initial advance and an additional $80,000 is payable on May 5, 2017.

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting the our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of June 30, 2016, we were in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. We granted SaaS Capital Funding II, LLC a security interest in all of our personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between us and SaaS Capital Funding II, LLC.

As of June 30, 2016, in connection with the SaaS Capital Loan, we issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of our common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date our equity securities are first listed for trading on NASDAQ. We paid approximately $169,000 in financing costs through June 30, 2016.

We owed $6,000,000 under the SaaS Capital Loan at June 30, 2016.

Changes in Cash Flows

	Six-month periods ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(916,506)	$(3,354,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549,641	791,926
Amortization of debt discount and deferred financing cost	75,798	18,583
Provision for bad debt	(4,943)	(206,749)
Fair value of options and warrants	803,383	1,126,615
Non-cash expenses paid on company’s behalf	204,920	-
Gain on sale of fixed assets	(447)	-
Changes in operating assets and liabilities:
Accounts receivable	(153,622)	(330,277)
Prepaid expenses and other assets	(245,521)	(196,268)
Restricted cash	(500,000)	-
Accounts payable and accrued expenses	(365,461)	446,136
Deferred revenues	(7,500)	(149,341)
Other assets	8,076	(1,576)
Net cash used in operating activities	(552,183)	(1,855,093)

Cash flows from investing activities:
Capitalized software for internal use	(1,030,456)	(368,041)
Capital expenditures	(7,585)	(115,473)
Proceeds from sale of assets	5,642	-
Net cash used in investing activities	(1,032,399)	(483,514)

Cash flows from financing activities:
Principal repayments of line of credit	(87,777)	-
Proceeds from line of credit	1,803,105	1,600,000
Payment of financing costs	(129,678)	-
Net proceeds from exercise of options and warrants	-	9,586
Net cash provided by financing activities	1,585,650	1,609,586

Effect of exchange rate changes on cash	(29,497)	2,028

Net (decrease) increase in cash	(28,429)	(726,993)

Comparison of six months ended June 30, 2016 to June 30, 2015

The decrease in accounts receivable as of June 30, 2016 when compared to the same period in 2015, is primarily due to improved collection efforts while revenues continued to increase. Accounts payable and accrued expenses decreased during the six-month period ended June 30, 2016 when compared to the same period in 2015 primarily due to lower vendor accruals as well as payments made on existing payables.

Cash used in investing activities during the six-month period ended June 30, 2016 consists of capitalization of development costs for internal-use software of approximately $1,030,000. Cash used in investing activities during the six-month period ended June 30, 2015 consisted of recurring purchases of computer equipment and other capital expenditures of approximately $115,000, and capitalization of development costs for internal-use software of approximately $370,000.

Cash provided by financing activities during the six-month period ended June 30, 2016 resulted from the proceeds from the $625,000 Agility Loan and $6,000,000 SaaS Capital Loan, offset by the repayments of the Line of Credit of $4,635,000 and the Agility Loan of $25,000 as well as the related financing expenses of approximately $320,000. Cash provided by financing activities during the six-month period ended June 30, 2015 resulted primarily from $1,600,000 in draw downs on the Line of Credit.

The increase in net cash flows during the six-month period ended June 30, 2016 was primarily a result of the Agility and SaaS Capital Loans, necessary to support our existing and anticipated growth.

Exercise of warrants

There were no proceeds generated from the exercise of warrants during the six-month period ended June 30, 2016.

Other outstanding obligations at June 30, 2016

Line of Credit

During the three months ended June 30, 2016, we repaid the balance of $4,572,223 owed under the Line of Credit. As of June 30, 2016, we owed $0 under the Line of Credit, $600,000 under the Agility Loan, and $6,000,000 under the SaaS Capital Loan.

Warrants

As of June 30, 2016, 7,603,716 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of June 30, 2016, 13,275,000 shares of our Common Stock are issuable pursuant to the exercise of options.

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

As of June 30, 2016, we held cash funds of approximately $26,000 in British Pounds in our Subsidiary’s bank. We did not hold any amounts of other foreign currencies. If rates of the British Pound were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars. In any event, given the small amounts, we do not expect fluctuations in exchange rates to have a material adverse effect on our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

McCollum Litigation

We are currently involved in a litigation with Jeff McCollum, the former President of our CAKE division, in the Superior Court of the State of California, commenced by us on February 22, 2015, whereby we asserted claims against Mr. McCollum for fraud, breach of contract, and breach of fiduciary duty, among others, following our termination of Mr. McCollum’s employment on September 8, 2014 for cause as a result of, among other things, Mr. McCollum having abandoned his position and professional responsibilities. Mr. McCollum filed a cross complaint alleging breach of contract by us with respect to Mr. McCollum’s employment agreement and commenced a separate action on February 23, 2015 in the Superior Court of the State of California asserting claims against us for violation of California Commercial Code §8401 and breach of fiduciary duty arising from Mr. McCollum’s request to have the restrictive legend removed from his share certificate representing 1.89 million shares of our Common Stock owned by him, and seeking declaratory relief as to whether he is entitled to have the restrictive legend removed from his share certificate. On April 27, 2016, the court granted Mr. McCollum summary adjudication as to his declaratory relief cause of action to have the restrictive legend removed from his share certificate.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 9, 2016, we issued a warrant to Santi Pierini, our Chief Operating Officer and President of our CAKE division, to purchase up to 2,000,000 shares of our Common Stock at an exercise price of $0.50 per share. The warrant was issued in consideration of Mr. Pierini’s services to us, and in connection with the cancellation of 2,300,000 previously issued warrants and options by mutual agreement between us and Mr. Pierini. 25% of the shares issuable upon exercise of the warrant vested on June 9, 2016. The warrant vests thereafter in twelve equal quarterly installments commencing on October 1, 2016. The warrant was exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, or the Securities Act, as not involving any public offering.

On June 30, 2016, in connection with an obligation under the Agility Loan when there are amounts outstanding as of June 30, 2016, we issued to Agility Capital a warrant to purchase 69,444 shares of our Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. This warrant was exempt from registration pursuant to Section 4(a)(2) under the Securities Act as not involving any public offering.

Item 6.  Exhibits

4.1	Form of Warrant issued on June 9, 2016.*

4.2	Form of Warrant issued on June 30, 2016.*

10.1	Employment Agreement, dated as of April 12, 2016, between Anthony Mazzarella and Accelerize Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2016).

10.2	Loan and Security Agreement, dated May 5, 2016, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2016).

10.3

Patent, Trademark and Copyright Security Agreement, dated May 5, 2016, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2016).

10.4

Amendment No. 1 to Employment Agreement, dated as of June 9, 2016, between Brian Ross and Accelerize Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2016).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive (Loss) Income, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE INC.

Dated: August 8, 2016	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2016	By:	/s/ Anthony Mazzarella
Anthony Mazzarella
Chief Financial Officer
(Principal Financial Officer)