Form 10-Q
period 2016-09-30
Accelerize Inc.
filed 2016-11-08
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 7, 2016, was 65,305,254.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss the size of the digital marketing market, our expectations that our revenues and cost of revenues will increase in 2016, our expansion plans, our new products, our intentions to grow revenues by investing in sales and marketing efforts, our spending on research and development, training, and support personnel, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 17, 2016. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$614,865	$908,095
Restricted cash	200,000	-
Accounts receivable, net of allowance for bad debt of $366,198 and $395,147, respectively	2,273,738	1,833,007
Prepaid expenses and other current assets	507,744	239,921
Total current assets	3,596,347	2,981,023

Property and equipment, net of accumulated depreciation of $2,355,962 and $1,854,351, respectively	2,782,159	1,956,864
Other assets	108,020	124,882
Total assets	$6,486,526	$5,062,769

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,812,619	$2,236,750
Deferred revenues	70,278	10,436
Line of credit, net of deferred financing cost of $0 and $36,559, respectively	-	4,598,441
Other short term loan, net of deferred financing cost of $7,893 and $0, respectively	517,107	-
Total current liabilities	2,400,004	6,845,627
Line of credit, net of deferred financing cost of $469,531 and $0, respectively	5,530,469	-
Total liabilities	7,930,473	6,845,627

Stockholders' Deficit
Common stock; $0.001 par value; 100,000,000 shares authorized; 65,125,254 and 65,069,327 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	65,124	65,068
Additional paid-in capital	24,869,327	23,440,366
Accumulated deficit	(26,317,115)	(25,266,612)
Accumulated other comprehensive loss	(61,283)	(21,680)

Total stockholders’ deficit	(1,443,947)	(1,782,858)

Total liabilities and stockholders’ deficit	$6,486,526	$5,062,769

 See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2016	2015	2016	2015

Revenues:	$6,015,800	$5,288,628	$17,883,105	$15,954,114
Cost of revenue	2,073,018	1,797,056	6,035,828	4,706,167
Gross profit	3,942,782	3,491,572	11,847,277	11,247,947

Operating expenses:
Research and development	952,704	1,391,301	2,957,140	3,593,093
Sales and marketing	924,415	1,824,046	2,791,715	5,873,023
General and administrative	1,956,991	2,394,092	6,492,958	7,199,968
Total operating expenses	3,834,110	5,609,439	12,241,813	16,666,084

Operating income (loss)	108,672	(2,117,867)	(394,536)	(5,418,137)

Other income (expense):
Other (loss) income	(153)	9,475	20,781	63,840
Other expense	(242,516)	(73,897)	(676,748)	(182,134)
Total other (expense)	(242,669)	(64,422)	(655,967)	(118,294)

Net loss	$(133,997)	$(2,182,289)	$(1,050,503)	$(5,536,431)

Net loss per share:
Basic	$(0.00)	$(0.03)	$(0.02)	$(0.09)
Diluted	$(0.00)	$(0.03)	$(0.02)	$(0.09)

Basic weighted average common shares outstanding	65,121,621	63,876,095	65,086,886	63,184,579
Diluted weighted average common shares outstanding	65,121,621	63,876,095	65,086,886	63,184,579

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2016	2015	2016	2015

Net loss	$(133,997)	$(2,182,289)	$(1,050,503)	$(5,536,431)

Foreign currency translation loss	(10,106)	(6,363)	(39,603)	(4,335)
Total other comprehensive loss	(10,106)	(6,363)	(39,603)	(4,335)

Comprehensive loss	$(144,103)	$(2,188,652)	$(1,090,106)	$(5,540,766)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-month periods ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,050,503)	$(5,536,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522,202	1,065,624
Impairment of fixed assets	275,029	-
Amortization of debt discount and deferred financing cost	125,183	30,282
Provision for bad debt	(28,949)	(98,169)
Fair value of options and warrants	1,037,400	1,632,029
Non-cash expenses paid on company's behalf	204,920	-
Gain on sale of fixed assets	(246)	-
Changes in operating assets and liabilities:
Accounts receivable	(411,782)	(563,531)
Prepaid expenses and other assets	(267,823)	(130,258)
Restricted cash	(200,000)	-
Accounts payable and accrued expenses	(449,131)	(1,244,171)
Deferred revenues	59,842	(187,091)
Other assets	15,406	1,574
Net cash used in operating activities	(168,451)	(2,541,800)

Cash flows from investing activities:
Capitalized software for internal use	(1,606,887)	(952,216)
Capital expenditures	(20,206)	(152,080)
Proceeds from sale of assets	6,267	5,630
Net cash used in investing activities	(1,620,826)	(1,098,666)

Cash flows from financing activities:
Principal repayments of line of credit	(137,777)	-
Proceeds from line of credit	1,803,105	1,315,000
Payment of financing costs	(129,678)	-
Net proceeds from exercise of options and warrants	-	9,586
Net proceeds from issuance of shares of Common Stock	-	1,852,362
Payments related to issuance of shares of Common Stock		(143,169)
Net cash provided by financing activities	1,535,650	3,033,779

Effect of exchange rate changes on cash	(39,603)	(4,335)

Net decrease in cash	(293,230)	(611,022)

Cash, beginning of period	908,095	1,130,667

Cash, end of period	$614,865	$519,645

Supplemental disclosures of cash flow information:
Cash paid for interest	$639,744	$179,484
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with line of credit	$391,618	$37,289
Repayment of Agility Loan, included in accounts payable	$25,000	$-
Repayment of Line of Credit	$4,572,223	$-

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

The condensed consolidated balance sheet presented as of December 31, 2015 has been derived from our audited consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the annual financial statements and notes for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 17, 2016.  In the opinion of management, all adjustments, consisting of normal, recurring adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results of operations for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank. The bank requires a collateral which is placed in a money market account and can be increased or decreased at any time at the discretion of the Company. The Company’s restricted cash amounted to $200,000 at September 30, 2016.

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

	September 30, 2016	December 31, 2015

Allowance for doubtful accounts	$366,198	$395,147

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the nine-month period ended September 30, 2016, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at September 30, 2016 or December 31, 2015.  The Company does not require any collateral from its customers.

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

Advertising

The Company expenses advertising costs as incurred.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Advertising expense	$23,992	$114,824	$100,669	$349,907

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of $1,606,887 during the nine months ended September 30, 2016. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to $2,584,007 and $1,548,085 at September 30, 2016 and December 31, 2015, respectively. The Company’s amortization expenses associated with capitalized software development costs amounted to $195,387 and $570,966 during the three and nine-month periods ended September 30, 2016, respectively, and $200,133 and $539,265 during the three and nine-month periods ended September 30, 2015, respectively. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the nine-month periods ended September 30, 2016 and 2015. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
Numerator:
Net loss	$(133,997)	$(2,182,289)	$(1,050,503)	$(5,536,431)

Denominator:
Denominator for basic earnings per share--weighted average shares	65,121,621	63,876,095	65,086,886	63,184,579
Effect of dilutive securities- when applicable:
Stock options	-	-	-	-
Warrants	-	-	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	65,121,621	63,876,095	65,086,886	63,184,579

Loss per share:
Basic	$(0.00)	$(0.03)	$(0.02)	$(0.09)
Diluted	$(0.00)	$(0.03)	$(0.02)	$(0.09)

Weighted-average anti-dilutive common share equivalents	18,087,545	16,562,631	18,501,508	17,146,481

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	September 30, 2016	December 31, 2015
Internal use software costs	$4,333,096	$2,726,209
Computer equipment and software	389,150	563,892
Office furniture and equipment	125,789	222,061
Leasehold improvements	290,086	299,053
	5,138,121	3,811,215
Accumulated depreciation	(2,355,962)	(1,854,351)
	$2,782,159	$1,956,864

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Depreciation expense	$52,203	$74,851	$226,265	$230,063
Amortization expense on internal software	$195,387	$200,133	$570,966	$539,265

During the nine-month period ended September 30, 2016, the Company sold approximately $15,000 in computer equipment with a net book value of approximately $6,000 for proceeds of approximately $6,000.

During the nine-month period ended September 30, 2016, the Company wrote off approximately $280,000 in fixed assets with a net book value of approximately $31,000, which was recorded under the depreciation expense account.

NOTE 3: PREPAID EXPENSES

At September 30, 2016 and December 31, 2015, the Company’s prepaid expenses consisted primarily of prepaid insurance and rent.

NOTE 4: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	September 30, 2016	December 31, 2015

Deferred revenues	$70,278	$10,436

NOTE 5: LINE OF CREDIT AND LOANS

Line of Credit

	September 30, 2016	December 31, 2015
Line of credit	4,635,000	4,635,000
Repayment of Line of credit	(4,635,000)	-
Less: Deferred financing cost	-	(36,559)
	$-	$4,598,441

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

As of September 30, 2016, the Company had no outstanding balance under the Line of Credit.

The Company paid approximately $50,000 to the Lender in financing costs through December 31, 2015, and approximately $69,000 through May 5, 2016. The deferred financing costs associated with the Line of Credit were fully expensed at June 30, 2016.

Agility Loan

	September 30, 2016	December 31, 2015
Agility Loan	625,000	-
Principal Payment of Agility Loan	(100,000)	-
Less: Deferred financing cost	(7,893)	-
	$517,107	$-

On March 11, 2016, the Company entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and matures on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of September 30, 2016, the Company was in compliance with these covenants. The Agility Loan requires a security interest in all of the Company’s personal property and intellectual property, second in priority to the Lender and to SaaS Capital Funding II, LLC.

In connection with the Agility Loan, Agility Capital is entitled to purchase, under certain circumstances, fully paid and nonassessable shares of the Company’s class of securities, or Shares, at the initial exercise price per Share which is the closing price on the day prior to the issuance date, or the Warrant Price. The initial number of Shares issuable upon exercise of this Warrant is zero (0). On June 30, 2016, if any amounts under the Agility Loan remain outstanding, then the number of Shares issuable upon exercise of this Warrant shall equal $31,250 divided by the Warrant Price. In addition to the foregoing, upon the occurrence of an Event of Default, as defined in the loan agreement, pursuant to Section 5(a) or Section 5(b) of the Agility Loan, the number of Shares that may be acquired thereunder shall increase by an additional number of Shares equal to 5% of the number of Shares issuable thereunder upon the date of such Event of Default, and further increased on the 15th day following such Event of Default and on each 15th day thereafter (each, a "Measurement Date”) by a number of Shares equal to 5% of the number of Shares issuable upon such Measurement Date, until the Event of Default is cured to Agility Capital’s satisfaction or waived in writing by Agility Capital. On June 30, 2016, as a result of outstanding amounts under the Agility Loan, the Company issued to Agility Capital a warrant to purchase up to 69,444 shares of the Company’s Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,787 and was capitalized as deferred financing costs at September 30, 2016.

The Company owed $525,000 under the Agility Loan at September 30, 2016.

SaaS Capital Loan

	September 30, 2016	December 31, 2015
SaaS Capital Loan	6,000,000	-
Less: Deferred financing cost	(469,531)	-
	$5,530,469	$-

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

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of September 30, 2016, the Company was in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. The Company granted SaaS Capital Funding II, LLC a security interest in all of the Company's personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between the Company and SaaS Capital Funding II, LLC.

On May 5, 2016, in connection with the SaaS Capital Loan, the Company issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date the Company’s equity securities are first listed for trading on NASDAQ. The Company paid approximately $169,000 in financing costs through September 30, 2016. The fair value of the warrant amounted to $375,831.

The Company owed $6,000,000 under the SaaS Capital Loan at September 30, 2016.

The Company recognized amortization and interest expenses in connection with the line of credit and loans for the three and nine-month periods ended September 30, 2016 and 2015 as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Amortization expense associated with line of credit and loans	$49,385	$11,699	$125,183	$30,282
Interest expense associated with line of credit and loans	$153,750	$60,898	$324,842	$149,198

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During the nine-month period ended September 30, 2016, the Company issued 5,714 shares of its Common Stock pursuant to the cashless exercise of 50,000 options.

During the nine-month period ended September 30, 2015, the Company generated proceeds of $9,586 from the exercise of 11,457 options and issued 96,316 shares of its Common Stock pursuant to the cashless exercise of 143,541 options.

During the nine-month period ended September 30, 2015, the Company sold to investors an aggregate of 2,145,000 shares of its Common Stock at a price of $1.00 per share and warrants to purchase up to an aggregate of 1,287,000 shares of its Common Stock at an exercise price of $1.32 per share for an aggregate gross consideration of $2,145,000 and net proceeds of approximately $1,700,000.

Restricted Stock

During the nine-month period ended September 30, 2016, the Company issued 120,000 restricted shares of its Common Stock, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2016, to each of its non-employee directors as partial annual compensation for services as a director.

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

During the nine-month period ended September 30, 2016, the Company issued 69,444 and 1,333,333 warrants to Agility Capital and SaaS Capital Partners II, LP, respectively, exercisable at a price of $0.45 per share and which expire on March 11, 2021 and May 5, 2026, respectively.  The fair value of these warrants, which amounted to $15,787 and $375,831, respectively, were recognized as deferred financing fees and amortized using the effective interest method over the terms of the associated loan.

The fair value of the warrants granted during the nine-month period ended September 30, 2016 is based on the BSM model using the following assumptions:

Effective exercise price	$0.45	-	1.53
Effective market price	$0.41	-	1.53
Volatility	62	-	70%
Risk-free interest	0.7	-	0.9%
Term (years)	3	-	10
Expected dividend rate		0%

During the three and nine-month periods ended September 30, 2016, the Company recorded expenses of $125,867 and $680,467, respectively, related to warrants granted to employees. During the three and nine-month periods ended September 30, 2015, the Company recorded expenses of $284,093 and $852,278, respectively, related to warrants granted to employees in prior years.

During the nine-month period ended September 30, 2016, 2,466,760 warrants were forfeited, of which 1,650,000 warrants were forfeited and replaced with 2,000,000 new warrants issued in conjunction with the forfeiture of 650,000 options issued in December 2014.

As of September 30, 2016 and December 31, 2015, there were 7,603,716 and 6,667,699 warrants issued and outstanding, respectively, with a weighted average price of $0.88 and $1.25, respectively.

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during the nine-month periods ended September 30, 2016 and 2015 is based on the BSM model using the following assumptions:

	September 30, 2016			September 30, 2015
Effective Exercise price	$0.32	-	0.50	$0.80	-	1.43
Effective Market price	$0.32	-	0.50	$0.80	-	1.43
Volatility		70%		61	–	68%
Risk-free interest	0.7	–	0.9%	0.9	–	1.0%
Terms (years)	3	-	4	2	-	4
Expected dividend rate		0%			0%

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Nine-month periods ended
	September 30, 2016	September 30, 2015
Weighted-average grant date fair value	$0.33	$0.51
Fair value of options, recognized as selling, general, and administrative expenses	$326,932	$779,751
Number of options granted	2,070,000	740,000

The total compensation cost related to non-vested awards not yet recognized amounted to $578,923 at September 30, 2016 and the Company expects that it will be recognized over the following weighted-average period of 48 months.

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

NOTE 7: COMPREHENSIVE LOSS

Comprehensive loss includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net loss to comprehensive income for the three and nine-month periods ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(133,997)	$(2,182,289)	$(1,050,503)	$(5,536,431)
Other comprehensive loss:
Foreign currency translation adjustment	(10,106)	(6,363)	(39,603)	(4,335)
Comprehensive loss	$(144,103)	$(2,188,652)	$(1,090,106)	$(5,540,766)

The following table sets forth the balance in accumulated other comprehensive loss as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
Accumulated other comprehensive loss	$(61,283)	$(21,680)

NOTE 8: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the three and nine-month periods ended September 30, 2015 and 2014 were approximately as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	66%	69%	67%	71%
Europe	20%	19%	19%	19%
Other	14%	12%	14%	10%

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

None

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

Overview

We own and operate CAKE, a marketing technology company that provides a comprehensive suite of innovative marketing intelligence solutions. Our powerful SaaS enterprise platform delivers a new approach to digital marketing, realized by advancements in our technology, that enables organizations to achieve a precise, data-driven view of their multi-channel digital marketing spend. An industry standard for advertisers, networks, publishers, and agencies to measurably improve and optimize campaign performance, CAKE has over 500 customers driving billions of consumer actions monthly through its system.

Digital marketing spending worldwide is expected to increase from $200.8 billion in 2015 to $306 billion in 2020, according to a Technavio report issued on July 26, 2016. Additionally, an October 24, 2016 Gartner study reports that marketing budgets continue their steady ascent in 2016, climbing to 12% of company revenue. CAKE is poised to be a foundation of success and a catalyst for innovation in the growing marketing industry. Through its multi-channel digital marketing hub, CAKE continues to deliver new technology that reveals granular data from the source, and at any scale.

CAKE recently accomplished a significant intellectual property milestone with the filing of a provisional patent application, on September 12, 2016, with the United States Patent and Trademark Office covering technology of an algorithmic attribution analytics server and method. The method determines publishing channels for advertisements in a marketing campaign to analyze their marketing effectiveness for purchasable items. This is accomplished by using a processor and memory of the attribution server. The attribution server computes attribution scores associated with the publishing channels based on the attribution models and the optimal model parameters from regressions. The attribution scores are then communicated to a marketer client through a network upon a request.

Our revenue model is based on a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees and royalties. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen a 14% growth in our client base outside of the United States during the nine-month period ended September 30, 2016 when compared to the same period in 2015.

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow and could foresee some savings in infrastructure cost due to economies of scale. However, we want to continue to invest in these areas to support our growth.

We experienced 12% year-over-year growth in revenue during the nine-month period ended September 30, 2016 when compared to the same period in 2015. We experienced a 28% year-over-year growth in monthly license fee revenue during the nine-month period ended September 30, 2016 when compared to the same period in 2015. The organic growth has been a result of providing the marketing technology industry a comprehensive suite of marketing intelligence tools through innovation and what we believe to be a superior product and customer experience.

We allocated a portion of our marketing budget to establish a strong presence at tradeshows, implement demand generation campaigns for customer acquisition and retention, and provide support documentation required by sales initiatives. Additional efforts will be made to speak at industry events and secure coverage in industry publications, increasing awareness of the CAKE suite of products and the thought leadership driving product development.

Our principal offices are located at 20411 SW Birch Street, Suite 250, Newport Beach, CA 92660. Our telephone number there is: (949) 548-2253. Our corporate website is: www.accelerize.com, the contents of which are not part of this quarterly report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "ACLZ."

Results of Operations

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	Three-month periods		Increase/	Increase/	Nine-month periods		Increase/	Increase/
	ended September 30,		(Decrease)	(Decrease)	ended September 30,		(Decrease)	(Decrease)
	2016	2015	$	%	2016	2015	$	%

Revenues:	$6,015,800	$5,288,628	727,172	13.7%	$17,883,105	$15,954,114	1,928,991	12.1%
Cost of revenue	2,073,018	1,797,056	275,962	15.4%	$6,035,828	$4,706,167	1,329,661	28.3%
Gross Profit	3,942,782	3,491,572	451,210	12.9%	11,847,277	11,247,947	599,330	5.3%

Operating expenses:
Research and development	952,704	1,391,301	(438,597)	-31.5%	$2,957,140	$3,593,093	(635,953)	-17.7%
Sales and marketing	924,415	1,824,046	(899,631)	-49.3%	$2,791,715	$5,873,023	(3,081,308)	-52.5%
General and administrative	1,956,991	2,394,092	(437,101)	-18.3%	$6,492,958	$7,199,968	(707,010)	-9.8%
Total operating expenses	3,834,110	5,609,439	(1,775,329)	-31.6%	12,241,813	16,666,084	(4,424,271)	-26.5%

Operating income (loss)	108,672	(2,117,867)	(2,226,539)	-105.1%	(394,536)	(5,418,137)	(5,023,601)	-92.7%

Other income (expense):
Other (loss) income	(153)	9,475	(9,628)	-101.6%	$20,781	$63,840	(43,059)	-67.4%
Other expense	(242,516)	(73,897)	168,619	228.2%	$(676,748)	$(182,134)	494,614	271.6%
Total other expenses	(242,669)	(64,422)	178,247	276.7%	(655,967)	(118,294)	537,673	454.5%

Net loss	$(133,997)	$(2,182,289)	(2,048,292)	-93.9%	$(1,050,503)	$(5,536,431)	(4,485,928)	-81.0%

Discussion of Results for Three-Month and Nine-Month Periods Ended September 30, 2016 and 2015

Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
Revenues	$6,015,800	$5,288,628	13.7%	$17,883,105	$15,954,114	12.1%

We generate revenues from a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees, and royalties. Our revenue breakdown for the three and nine-month periods ended September 30, 2016 and 2015 were as follows.

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Change	September 30,		Change
	2016	2015		2016	2015

License	$4,637,119	$3,761,507	23.3%	$13,642,368	$10,670,784	27.8%
Usage	960,517	953,544	0.7%	2,796,337	2,932,574	-4.6%
Other	418,164	575,577	-27.1%	1,444,400	2,350,756	-38.6%
Total	$6,015,800	$5,288,628	13.7%	$17,883,105	$15,954,114	12.1%

The increases in our software licensing revenues during the three and nine-month periods ended September 30, 2016, when compared to the prior year periods, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from greater adoption and higher usage of our SaaS platform. Our monthly license fee revenue, which constitutes the contractually recurring portion of our revenue and comprises the bulk of our total revenue, or 76% for the nine-month period ended September 30, 2016, increased approximately 28% year over year during the nine-month period ended September 30, 2016 when compared to the same period in 2015. Our professional service fees, which make up the bulk of other revenue, decreased as a result of a concerted focus on increasing our contractually recurring portion of revenue. Our third quarter revenue this year was negatively impacted by approximately $250,000 as a result of our decision to discontinue servicing certain low quality emailing businesses late in the second quarter. Our average monthly revenue per customer increased 11% and 9% during the three and nine-month periods ended September 30, 2016, respectively, when compared to the prior year periods. The increases in the number of customers using our SaaS products and services during the three and nine-month periods ended September 30, 2016 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher average monthly revenues from our existing customers is primarily due to higher market acceptance and adoption among our users, resulting in a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during the remainder of 2016 when compared to 2015.

Cost of Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015

Cost of revenues	$2,073,018	$1,797,056	15.4%	$6,035,828	$4,706,167	28.3%

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

During the three and nine-month periods ended September 30, 2016, when compared to the prior year periods, cost of revenues significantly increased reflecting the higher web hosting fees incurred to support our increased number of clients and platform usage, which increased during the three and nine-month periods ended September 30, 2016 by approximately $310,000 and $1,140,000, respectively, when compared to the same periods in 2015.

We believe that our cost of revenues will continue to increase during the remainder of 2016, when compared to 2015.

Research and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015

Research and development	$952,704	$1,391,301	-31.5%	$2,957,140	$3,593,093	-17.7%

Research and development expenses consist primarily of personnel costs associated with the enhancement and maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses decreased during the three and nine-month periods ended September 30, 2016, when compared to the prior year periods, mainly due to increased capitalization of software development costs which amounted to $576,431 and $1,606,887 for the three and nine-month periods ended September 30, 2016, respectively.

We believe that our research and development expenses will increase gradually during the remainder of 2016 at lower levels than the prior year, as we continue to enhance the features of our SaaS platform.

Sales and Marketing Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
Sales and marketing	$924,415	$1,824,046	-49.3%	$2,791,715	$5,873,023	-52.5%

Sales and marketing expenses consist primarily of personnel costs associated with the sale and marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The decreases in sales and marketing expenses during the three and nine-month periods ended September 30, 2016, when compared to the prior year periods, are primarily due to more efficient spending in specific, higher return, marketing programs and trade shows, as well as a reduction in personnel costs in both the marketing and sales departments.

We believe that our sales and marketing expenses will increase slightly during the remainder of 2016 at substantially lower levels than the prior year, as we continue to execute on proven marketing programs.

General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015

General and administrative	$1,956,991	$2,394,092	-18.3%	$6,492,958	$7,199,968	-9.8%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

The decreases in general and administrative expenses during the three and nine-month periods ended September 30, 2016, when compared to the prior year periods, are primarily due to the reduction in personnel.

We believe that our general and administrative expenses will increase during the remainder of 2016 at lower levels than the prior year, as we continue to increase the scope of our operations.

Other Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015

Other (loss) income	$(153)	$9,475	-101.6%	$20,781	$63,840	-67.4%

Other income during the nine-month period ended September 30, 2016 consisted mainly of the sale of non-inventory assets and credit card program cash back payments while during the three-month period ended September 30, 2016, some non-inventory assets were sold at a small loss. During the three and nine-month periods ended September 30, 2015, other income consisted of the sale of non-inventory assets as well as rent from a sublease of our Santa Monica office space.

Other Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015

Other expenses	$242,516	$73,897	228.2%	$676,748	$182,134	271.6%

Other expenses consist of interest charges and amortization of deferred financing costs associated with our loans.

The increases in interest expenses during the three and nine-month periods ended September 30, 2016, when compared to the prior year periods, are primarily due to higher levels of borrowings we have made from time to time under the Line of Credit and debt issue costs related to the Agility and SaaS Capital Loans. Our interest expense may change during the remainder of 2016 depending on our liquidity needs and we may choose to further finance our working capital needs through our operations, from borrowings, or by issuing securities.

Liquidity and Capital Resources

	Ending balance at September 30,		Average balance during nine-months ended September 30,
	2016	2015	2016	2015
Cash	$614,865	$519,645	$761,480	$825,156
Restricted cash	200,000	-	100,000	-
Accounts receivable	2,273,738	2,411,266	2,053,373	2,080,416
Accounts payable and accrued expenses	1,812,640	2,450,167	2,024,685	1,826,331
Short term line of credit, net of deferred financing cost	-	-	2,299,221	-
Short term loan, net of deferred financing cost	517,107	-	258,554	-
Long term loan, net of deferred financing cost	5,530,469	4,166,742	2,765,235	3,533,371

At September 30, 2016 and 2015, 48% and 56%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

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

Agility Loan

On March 11, 2016, we entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and matures on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of September 30, 2016, we were in compliance with these covenants. The Agility Loan requires a security interest in all of our personal property and intellectual property, second in priority to the Lender and to SaaS Capital Funding II, LLC.

In connection with the Agility Loan, Agility Capital is entitled to purchase, under certain circumstances, Shares at the Warrant Price. The initial number of Shares issuable upon exercise of this Warrant is zero (0). On June 30, 2016, if any amounts under the Agility Loan remain outstanding, then the number of Shares issuable upon exercise of this Warrant shall equal $31,250 divided by the Warrant Price. In addition to the foregoing, upon the occurrence of an Event of Default, as defined in the loan agreement, pursuant to Section 5(a) or Section 5(b) of the Agility Loan, the number of Shares that may be acquired thereunder shall increase by an additional number of Shares equal to 5% of the number of Shares issuable thereunder upon the date of such Event of Default, and further increased on the 15th day following such Event of Default and on each Measurement Date by a number of Shares equal to 5% of the number of Shares issuable upon such Measurement Date, until the Event of Default is cured to Agility Capital’s satisfaction or waived in writing by Agility Capital. On June 30, 2016, as a result of outstanding amounts under the Agility Loan, we issued to Agility Capital a warrant to purchase up to 69,444 shares of our Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021.

We owed $525,000 under the Agility Loan at September 30, 2016.

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

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of September 30, 2016, we were in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. We granted SaaS Capital Funding II, LLC a security interest in all of our personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between us and SaaS Capital Funding II, LLC.

On May 5, 2016, in connection with the SaaS Capital Loan, we issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of our common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date our equity securities are first listed for trading on NASDAQ. We paid approximately $169,000 in financing costs through September 30, 2016.

We owed $6,000,000 under the SaaS Capital Loan at September 30, 2016.

Changes in Cash Flows

	Nine-month periods ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,050,503)	$(5,536,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	522,202	1,065,624
Impairment of fixed assets	275,029	-
Amortization of debt discount and deferred financing cost	125,183	30,282
Provision for bad debt	(28,949)	(98,169)
Fair value of options and warrants	1,037,400	1,632,029
Non-cash expenses paid on company's behalf	204,920	-
Gain on sale of fixed assets	(246)	-
Changes in operating assets and liabilities:
Accounts receivable	(411,782)	(563,531)
Prepaid expenses and other assets	(267,823)	(130,258)
Restricted cash	(200,000)	-
Accounts payable and accrued expenses	(449,131)	(1,244,171)
Deferred revenues	59,842	(187,091)
Other assets	15,406	1,574
Net cash used in operating activities	(168,451)	(2,541,800)

Cash flows from investing activities:
Capitalized software for internal use	(1,606,887)	(952,216)
Capital expenditures	(20,206)	(152,080)
Proceeds from sale of assets	6,267	5,630
Net cash used in investing activities	(1,620,826)	(1,098,666)

Cash flows from financing activities:
Principal repayments of line of credit	(137,777)	-
Proceeds from line of credit	1,803,105	1,315,000
Payment of financing costs	(129,678)	-
Net proceeds from exercise of options and warrants	-	9,586
Net proceeds from issuance of shares of Common Stock	-	1,852,362
Payments related to issuance of shares of Common Stock		(143,169)
Net cash provided by financing activities	1,535,650	3,033,779

Effect of exchange rate changes on cash	(39,603)	(4,335)

Net decrease in cash	(293,230)	(611,022)

Changes in Cash Flows During the Nine Months ended September 30, 2016

The decrease in accounts receivable as of September 30, 2016, when compared to the same period in 2015, is due to an increase in revenues. Accounts payable and accrued expenses decreased during the nine-month period ended September 30, 2016 when compared to the same period in 2015 primarily due to reduced vendor payables and lower accruals.

Cash used in investing activities during the nine-month period ended September 30, 2016 consists primarily of capitalization of development costs for internal-use software of approximately $1,600,000. Cash used in investing activities during the nine-month period ended September 30, 2015 consisted primarily of purchases of computer equipment and other capital expenditures of approximately $150,000, and capitalization of development costs for internal-use software of approximately $950,000.

Cash provided by financing activities during the nine-month period ended September 30, 2016 resulted from the proceeds from the $625,000 Agility Loan and $6,000,000 SaaS Capital Loan, offset by the repayments of the Line of Credit of $4,635,000 and the Agility Loan of $75,000 as well as the related financing expenses of approximately $320,000. Cash provided by financing activities during the nine-month period ended September 30, 2015 resulted from the proceeds from the exercise of warrants of approximately $10,000, a $1,315,000 draw down on the Line of Credit, and $1,850,000 in net proceeds from the sale of shares of Common Stock offset by $143,000 in expense related to the offering.

The increase in net cash flows during the nine-month period ended September 30, 2016, when compared to the prior year period, was primarily a result of the Agility and SaaS Capital Loans, necessary to support our existing and anticipated growth.

Capital Raising Transactions

Exercise of warrants

There were no proceeds generated from the exercise of warrants during the nine-month period ended September 30, 2016.

Other outstanding obligations at September 30, 2016

Loans

As of September 30, 2016, we owed $0 under the Line of Credit, $525,000 under the Agility Loan, and $6,000,000 under the SaaS Capital Loan.

Warrants

As of September 30, 2016, 7,603,716 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of September 30, 2016, 13,175,000 shares of our Common Stock are issuable pursuant to the exercise of options.

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

As of September 30, 2016, we held cash funds of approximately $42,000 in British Pounds in our Subsidiary’s bank. We did not hold any amounts of other foreign currencies. If rates of the British Pound were to strengthen or weaken relative to the United States Dollar, we would realize gains or losses in converting these funds back into United States Dollars. In any event, given the small amounts, we do not expect fluctuations in exchange rates to have a material adverse effect on our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2016, we issued 120,000 restricted shares of our Common Stock, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2016, to each of our non-employee directors as partial annual compensation for services as a director. These issuances are exempt from registration pursuant to Section 4(a)(2) under the Securities Act as not involving any public offering.

Item 6.  Exhibits

10.1	Form of Restricted Stock Agreement entered into on July 1, 2016.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive (Loss) Income, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE INC.

Dated: November 8, 2016	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2016	By:	/s/ Anthony Mazzarella
Anthony Mazzarella
Chief Financial Officer
(Principal Financial Officer)