Form 10-K
period 2016-12-31
Accelerize Inc.
filed 2017-03-22
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ X]

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2016, the registrant's most recently completed second fiscal quarter, was $16,356,237. For purposes of this calculation, an aggregate of 8,658,724 shares of Common Stock were held by the directors and officers of the registrant on June 30, 2016 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of March 22, 2017: 65,283,042

In this Annual Report on Form 10-K, the terms the “Company,” “Accelerize,” “we,” “us” or “our” refers to Accelerize Inc., unless the context indicates otherwise.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE,” “EXPECT,” “ANTICIPATE,” “INTEND,” “PLAN,” “ESTIMATE,” “MAY,” “PREDICT,” “WILL,” “POTENTIAL,” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. FOR EXAMPLE, WHEN WE DISCUSS OUR EXPECTATIONS THAT OUR REVENUES WILL INCREASE IN 2017, OUR INTENTIONS TO GROW REVENUES BY INVESTING IN SALES AND MARKETING EFFORTS, OUR SPENDING ON RESEARCH AND DEVELOPMENT, TRAINING, ACCOUNT MANAGEMENT AND SUPPORT PERSONNEL, THE INTERNET MARKET TRENDS, AND SPECIFICALLY, THE GROWTH IN ON-LINE ADVERTISING, PERFORMANCE BASED MARKETING, AND SOFTWARE-AS-A-SERVICE, AND OUR EXPECTATIONS BASED ON SUCH TRENDS, WE ARE USING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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

ACCELERIZE INC.

2016 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

Overview

We own and operate CAKE and getcake.com, a marketing technology company that provides a proprietary solution for advanced tracking, attribution and campaign optimization for digital marketers. Our powerful software-as-a service, or SaaS, is an enterprise solution that has been an industry standard for advertisers, networks, publishers and agencies to measurably analyze and improve digital advertising spend. We currently have over 500 customers driving billions of consumer actions monthly through the CAKE enterprise platform.

In late 2014, we announced a new product offering purpose-built for brand advertisers to unify the tracking, attribution and optimization of digital marketing spend across search, display, email, video, social, affiliate and other marketing channels. CAKE enables brands to move beyond the confines of siloed data and provides customer journey analytics for marketers, in real-time. On January 12, 2017, we announced that the product was significantly enhanced with a new unified technical architecture and platform to collect and support high-traffic volumes. Now our industry-leading technology not only gathers granular information about the customer path to conversion, but also leverages data science and machine learning to further understand and maximize return on advertising spend (RoAS). Additionally, our patent-pending algorithmic attribution for predictive analytics clearly and accurately show marketers how to optimize campaigns. These new capabilities enhance our existing rules-driven attribution to programmatically allow marketers to analyze complex customer journeys; arming advertisers with more actionable insights needed to effectively measure the true impact of each media channel and maximize revenue for any given level of spending.

The CAKE SaaS proprietary marketing platform is used by some of the world’s leading companies and largest customer-base of enterprise performance marketing networks and advertisers. CAKE’s platform is based on reliable, feature rich technology and is bolstered by the industry’s leading customer service and top-tier technology partners, assuring the highest level of uptime.

On February 14, 2017, Gartner, Inc. once again named us as a Vendor to Watch in its “Magic Quadrant for Digital Marketing Hubs” report. This research is intended for chief marketing officers (CMOs), chief marketing technologists and other digital marketing leaders involved in the selection of core systems to support digital marketing business requirements. According to Gartner, our solution enables hub-like multichannel data management and onboarding capabilities. CAKE is for enterprise performance marketers looking to track attribution and optimize data-driven lead generation and customer acquisition through affiliate and other digital marketing channels.

Our revenue model is based on a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees and royalties. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen a 28% year on year growth in our client base outside of the United States. During November 2012, we formed Cake Marketing UK Ltd, or the Subsidiary, a private limited company, which is our wholly-owned subsidiary located in the United Kingdom in order to better provide our services in the European market.

Our business is currently headquartered in Newport Beach, California, with operations in Santa Monica, California, London, England and New Delhi, India allowing us to provide global support to our client base. The CAKE platform supports multiple languages and currencies so online marketers can track the performance of their marketing campaigns and better target their digital spend on a global scale.

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow, and we can foresee some savings in infrastructure cost due to economies of scale. In addition, development resources were required to continue to enhance the products. Those resources were used to extend our software platform and to create deeper integrations to third-party technologies that include, but are not limited to, Google AdWords, Bing Ads, Facebook, DoubleClick Campaign Manager (DCM), Marketo and others.

We intend to continue to grow revenues by investing in sales, marketing, and product development and innovation. We allocated a portion of our marketing budget to being present at tradeshows, securing coverage in industry publications, and providing the support documentation required by sales initiatives. Additional efforts will be made to speak at industry events, write for media outlets and implement digital marketing campaigns, increasing awareness of the CAKE solution and the thought leadership driving product development.

Our principal offices are located at 20411 SW Birch Street, Suite 250, Newport Beach, CA 92660. Our telephone number there is: (949) 548-2253. Our corporate website is: www.accelerize.com, the contents of which are not part of this annual report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "ACLZ".

Industry and Market Opportunity

●

International Data Corporation, or IDC,  research shows that worldwide spending on public cloud services and infrastructure will reach $122.5 billion in 2017, an increase of 24.4% over 2016. Over the 2015-2020 forecast period, overall public cloud spending will experience a 21.5% compound annual growth rate (CAGR) – nearly seven times the rate of overall IT spending growth. By 2020, IDC forecasts public cloud spending will reach $203.4 billion worldwide.

●	IDC predicts that by 2020, the cloud software model will account for $1 of every $3.51 spent on software.
●

The global mobile SaaS market will grow from $20.9 billion in 2016 to reach $37.9 billion by 2021, with a compound annual growth rate of 12.7% over the forecast period, according to Strategy Analytics.

●	Digital marketing spending worldwide is expected to increase from $200.8 billion in 2015 to $306 billion in 2020, according to a Technavio report.

Additional Characteristics

Managing digital marketing campaigns is still a costly proposition. CPMs (cost per thousand impressions) tend to be slightly higher than other traditional media. Accordingly, customer acquisition costs can easily become astronomical, if left unchecked. Risks associated with customer acquisition costs are as follows:

●

Anonymity of customer base:  It is extremely difficult to identify the demographics, geographics and psychographics of online users, even with existing search tools, which may leave paid leads unutilized;

●

Fraudulent procurement or creation of customer leads:  Some publishers provide fraudulent data to advertisers to increase their revenue, which artificially increases customer acquisition costs without increasing revenues;

●

Performance of online marketing programs is inaccurately measured and not automated: For example, campaign costs based on clicks and conversions are based on aggregated data and/or measured at the campaign period without any controls. Additionally, there is no immediate feedback on determining which ads are more effective than others; and

●

Information about online campaigns between advertisers and affiliates is not automated, which may lead to inefficient relationships: Advertisers rely largely on affiliates to acquire customers. However, advertisers are unable to provide timely information about their campaigns to affiliates and advertisers do not receive timely information about each affiliate’s productivity per campaign.

The business environment for our SaaS platform is characterized as follows:

●

Larger advertisers are evaluating mission-critical software, such as ours, to manage their online RoAS initiatives. Such companies are factoring whether it is more beneficial to them to either develop their own technology or license it from third-parties, such as us;

●	As the online performance-based market grows, there are new entrants as solution providers, who are competing mostly on price and less on richness of features and performance tools;
●

We believe that our existing and potential customer base continues to look for more measurable results as they expand their digital marketing campaigns in additional channels including social, display, video, search, mobile and more; and

●	We believe there are opportunities to increase our number of clients globally where companies are adopting and implementing digital marketing initiatives.

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

CAKE allows users to qualify their leads using business rules, reducing the number of fraudulent leads. It also allows for real-time management of customer acquisition costs and realization rates for each marketing program, specific product campaign and lead source. Additional digital marketing tools allow for user analysis of customer-centric performance as well as real-time consolidated data. Also, our software enables access to certain demographics for each potential lead, revealing trends relevant to marketers.

Benefits to our clients:

●	Real-time, accurate reporting and monitoring of lead and conversion rates, per campaign and per lead source;
●	Monitoring of fraudulent customer leads;
●	Reduced costs to customers from overall IT infrastructure and personnel savings;
●	Revealing insights to make intelligent, data-driven decisions that drive business impact;
●	Providing advanced tracking tools that allow granular visibility to demographic and geographic data of online users; and
●	Enhancing the relationship between advertisers and affiliates.

We leverage the expertise of the following third-party companies in providing our services:

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

How we market our services

We use our internal sales force to market CAKE to digital marketers. Additionally, we market our software through www.getcake.com; attend industry trade shows and events; as well as implement public relations and content marketing campaigns. Our clients utilize our software to provide digital marketing services to corporations worldwide.

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

On September 12, 2016, we filed a provisional patent application with the U.S Patent and Trademark Office covering technology of an algorithmic attribution analytics server and method. We also have a Service Mark (Reg. No. 4,225,522) issued on October 16, 2012 by the U.S. Patent and Trademark Office which consists of geometric shapes arranged to resemble a multi-layered slice of cake.

Competition

CAKE's products have specific competitors in each of the channels that we track and support. Competitors in the affiliate tracking industry include TUNE/HasOffers and HitPath. Impact Radius and Performance Horizon are privately-held companies with a performance and direct response advertising platform focused on retail tracking. Competitors in the mobile tracking sector include TUNE/Mobile App Tracking and AppsFlyer.

Competitors for CAKE for advertisers are specific to the product’s functionality. For attribution, our competitors include Google/Adometry, AOL/Convertro and VisualIQ. For analytics and data visualization competitors include Oragami Logic and Beckon. For advertisers that advertise within an affiliate channel, but that want direct relationships with their publishers, Conversant (acquired by ADS) and Rakuten offer service-based solutions, but do not provide software.

Our SaaS competitors have significantly greater capital, technology, resources and brand recognition than we do. We differentiate from our competition by providing an enterprise-level, proprietary, cloud-based tracking, attribution and analytics solution. Most competitors have single channel solutions or have a services model.

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

Research and Development

During 2016 and 2015, we incurred research and development expenses of approximately $4,024,000 and $4,629,000, respectively, in order to further enhance our CAKE software.

Employees

As of December 31, 2016, we had 89 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

Our resources are limited. Our working capital deficiency at December 31, 2016 amounts to approximately $880,000. As we implement our growth strategy, poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase as we continue to develop and implement our products and services. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses, or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We have a history of losses.

We have a history of losses and negative cash flows from operations. We had a net loss of approximately $3.8 million in 2016 and a net loss of approximately $6.3 million in 2015. Our operations have been financed primarily through proceeds from the issuance of equity and use of a line of credit. We may continue to incur losses in the future.

We have substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2016, we had total debt outstanding of approximately $7.6 million, of which $5.0 million is long term and $2.6 million is short term.

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

We have invested a substantial amount of time and money in developing and launching our proprietary platform which has resulted in annual revenues of approximately $23.8 million in 2016. We may have difficulties in reaching market acceptance due to potential technical delays and malfunctions which may result in additional expenses and our continual increase in market acceptance will require additional sales, marketing and other customer-acquisition support expenses.

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

We currently serve our customers from third-party data center hosting facilities located in the United States, London, Tokyo, Ireland, Germany, Brazil and Singapore. Any damage to, or failure of, our systems generally could result in interruptions in our service. As we continue to add data centers and add capacity in our existing data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our service. Further, any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and may adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

Our future performance and success is heavily dependent upon the continued active participation of our current senior management team, including our President and Chief Executive Officer, Brian Ross, our Chief Financial Officer, Anthony Mazzarella, our Chief Operating Officer and President of our CAKE division, Santi Pierini, our Chief Technology Officer, David Stewart, and our General Counsel and Secretary, Damon Stein. The loss of any of their services could have a material adverse effect on our business development and our ability to execute our growth strategy, resulting in loss of sales and a slower rate of growth. We do not maintain any "key person" life insurance for any of our employees.

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

Dilutive securities may adversely impact our stock price.

As of March 22, 2017, the following securities exercisable into shares of our Common Stock were outstanding:

●	7,991,216 shares of Common Stock issuable pursuant to the exercise of warrants; and

●	13,125,000 shares of Common Stock issuable pursuant to the exercise of options.

These securities represent, as of March 22, 2017, approximately 25% of our Common Stock on a fully diluted, as exercised basis. 4,225,000 of the shares of Common Stock issuable pursuant to the exercise of warrants are beneficially owned by our management. The exercise of any of these options or warrants, both of which have fixed prices, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

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

From time to time, we may become involved in legal proceedings. Though we are not currently subject to any such proceedings, adverse outcomes in such proceedings may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business and could divert management’s attention.

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

In October, 2016, we entered into an office sublease agreement, as an amendment to our original sublease agreement of May 2014, to lease 1,589 usable square feet of additional office space adjacent to our corporate headquarters in Newport Beach. The sublease is for a term of 21 months, commencing on June 1, 2016 and ending on February, 2018. The initial base rent for the sublease is $4,131 per month. We will also pay a 5.33% share of the premises’ operating expense over the term of the sublease.

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

On November 29, 2016, we entered into a settlement agreement and release, or the Settlement Agreement, with Jeff McCollum, or McCollum, to settle pending litigation between us and McCollum in the Superior Court of the State of California related to McCollum’s termination as an executive officer of the Company on September 8, 2014. In connection with the Settlement Agreement, McCollum surrendered to us a stock certificate representing 1,890,000 shares of our common stock, or the Shares, and for dismissal with prejudice of the cross-complaint and action against us brought by McCollum. We agreed to pay McCollum a total of $2,700,000. $1,000,000 of this total has been already paid as of January 18, 2017, of which the Company’s insurance carrier contributed $500,000. The remaining $1,700,000 will be paid in 48 equal monthly installments starting on July 1, 2017. We previously cancelled McCollum’s options to purchase up to 6,600,000 shares of our common stock at exercise prices of $0.15 or $0.31 per share. We cancelled the 1,890,000 Shares and thereafter our issued and outstanding common stock decreased by approximately 3%. We recorded a loss on legal settlement of $2,200,000, net of the reimbursement of $500,000, which we received from our insurance carrier in December 2016. The outstanding settlement balance amounted to $2,700,000 as of December 31, 2016 pursuant to the Settlement Agreement, of which $712,500 has been classified as accounts payable and accrued expenses and $1,487,500 as other long-term liabilities, in the accompanying consolidated balance sheet.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol “ACLZ.” The following table sets forth the high and low bid quotations for the Common Stock as reported on the OTCQB for each quarter during the last two fiscal years. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2015	High	Low

Quarter Ended March 31, 2015	$1.80	$1.15
Quarter Ended June 30, 2015	$1.99	$1.21
Quarter Ended September 30, 2015	$1.95	$0.37
Quarter Ended December 31, 2015	$0.60	$0.36

Fiscal Year Ended December 31, 2016	High	Low

Quarter Ended March 31, 2016	$0.50	$0.28
Quarter Ended June 30, 2016	$0.49	$0.21
Quarter Ended September 30, 2016	$0.52	$0.26
Quarter Ended December 31, 2016	$0.55	$0.29

Stockholders

As of March 22, 2017, there were 669 stockholders of record of our Common Stock.

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

Overview

We own and operate CAKE and getcake.com, a marketing technology company that provides a proprietary solution for advanced tracking, attribution and campaign optimization for digital marketers. Our powerful software-as-a service, or SaaS, is an enterprise solution that has been an industry standard for advertisers, networks, publishers and agencies to measurably analyze and improve digital advertising spend. We currently have over 500 customers driving billions of consumer actions monthly through the CAKE enterprise platform.

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

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow, and we can foresee some savings in infrastructure cost due to economies of scale. In addition, development resources were required to continue to enhance the products. Those resources were used to extend our software platform and to create deeper integrations to third-party technologies that include, but are not limited to, Google AdWords, Bing Ads, Facebook, DoubleClick Campaign Manager (DCM), Marketo and others.

We experienced 11% year over year growth in revenue in 2016 when compared to the same period in 2015. The organic growth has been a result of providing the marketing technology industry a comprehensive suite of marketing intelligence tools through innovation and what we believe to be a superior product and customer experience.

We intend to continue to grow revenues by investing in sales, marketing, and product development and innovation. We allocated a portion of our marketing budget to being present at tradeshows, securing coverage in industry publications, and providing the support documentation required by sales initiatives. Additional efforts will be made to speak at industry events, write for media outlets and implement digital marketing campaigns, increasing awareness of the CAKE solution and the thought leadership driving product development.

Results of Operations

ACCELERIZE INC.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,		Increase/ (Decrease) in $ 2016	Increase/ (Decrease) in % 2016
	2016	2015	vs 2015	vs 2015

Revenue:	$23,753,446	$21,396,952	2,356,494	11.0%
Cost of revenues	8,230,420	6,494,339	1,736,081	26.7%
Gross Profit	15,523,026	14,902,613	620,413	4.2%

Operating expenses:
Research and development	4,023,879	4,629,419	(605,540)	-13.1%
Sales and marketing	3,606,875	7,360,397	(3,753,522)	-51.0%
General and administrative	8,343,849	8,998,512	(654,663)	-7.3%
Litigation settlement	2,200,000	-	2,200,000	100.0%
Total operating expenses	18,174,603	20,988,328	(2,813,725)	-13.4%

Operating loss	(2,651,577)	(6,085,715)	(3,434,138)	-56.4%

Other income (expense):
Interest income	20,833	88,561	(67,728)	-76.5%
Interest expense	(1,220,840)	(266,884)	953,956	357.4%
Total other (expense)	(1,200,007)	(178,323)	1,021,684	572.9%

Net loss	$(3,851,584)	$(6,264,038)	$(2,412,454)	-38.5%

Revenues

	Years ended December 31,		%
	2016	2015	Change

Revenues	$23,753,446	$21,396,952	11.0%

We generate revenues from a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees, and royalties. Our revenue breakdown for 2016 and 2015 were as follows.

	Years ended December 31,		%
	2016	2015	Change

License	$18,326,571	$14,710,466	24.6%
Usage	3,721,078	3,830,736	-2.9%
Other	1,705,797	2,855,750	-40.3%
Total	$23,753,446	$21,396,952	11.0%

The increase in our software licensing revenues during 2016, when compared to the prior year, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from greater adoption and higher usage of our SaaS platform. Our monthly license fee revenue, which constitutes the contractually recurring portion of our revenue and comprises the bulk of our total revenue, or 77% in 2016, increased approximately 25% when compared to 2015. Other revenue, which consists primarily of professional service fees and other partner revenue, decreased as a result of a concerted focus on increasing our contractually recurring portion of revenue. Our third quarter revenue this year was negatively impacted by approximately $250,000 as a result of our decision to discontinue servicing certain low quality emailing businesses late in the second quarter. Our number of clients increased 6% during 2016 when compared to the prior year and our average monthly revenue per customer increased 5% during 2016 when compared to 2015. The increase in the number of customers using our SaaS products and services during 2016 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher average monthly revenues from our existing customers is primarily due to higher market acceptance and adoption among our users, resulting in a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during 2017.

Cost of Revenues

	Years ended December 31,		%
	2016	2015	Change

Cost of Revenues	$8,230,420	$6,494,339	26.7%

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

During 2016, cost of revenues significantly increased reflecting the higher web hosting fees incurred to support our increased number of clients and platform usage, which increased by approximately $1,600,000.

We believe that our cost of revenues will continue to increase in 2017, but at lower percentages than experienced in 2016.

Research and Development Expenses

	Years ended December 31,		% Change
	2016	2015

Research and development	$4,023,879	$4,629,419	-13.1%

Research and development expenses consist primarily of personnel costs associated with the enhancement and maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses decreased during 2016, when compared to the prior year, mainly due to increased capitalization of software development costs which amounted to approximately $2,000,000 during 2016. Capitalized software development costs during 2015 amounted to approximately $1,437,000.

We believe that our research and development expenses will increase gradually during 2017 as we continue to enhance the features of our SaaS platform.

Sales and Marketing Expenses

	Years Ended December 31,		% Change
	2016	2015

Sales and marketing	$3,606,875	$7,360,397	-51.0%

Sales and marketing expenses consist primarily of personnel costs associated with the sales and marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The decrease in sales and marketing expenses during 2016, when compared to the prior year, is primarily due to more efficient spending in specific, higher return, marketing programs and trade shows, as well as a reduction in personnel costs in both the marketing and sales departments.

We believe that our sales and marketing expenses will increase slightly in 2017 at lower percentages than our anticipated increase in revenues.

General and Administrative Expenses

	Years Ended December 31,		% Change
	2016	2015

General and administrative	$8,343,849	$8,998,512	-7.3%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

The decrease in general and administrative expenses during 2016, when compared with the prior year, is due to a decrease in stock-based compensation and warrant expense of approximately $700,000.

We believe that our general and administrative expenses will increase in 2017 at lower percentages than our anticipated increase in revenues.

Litigation Settlement

	Years Ended December 31,		% Change
	2016	2015

Litigation settlement	$2,200,000	$-	100.0%

Litigation settlement expense consists of a one-time expense of $2,200,000 incurred, as a result of the Settlement Agreement on November 29, 2016.

We do not expect additional expenses as a result of this settlement.

Other Income

	Years Ended December 31,		% Change
	2016	2015

Other income	$20,833	$88,561	-76.5%

Other income during 2016 consisted mainly of the sale of non-inventory assets and credit card program cash back payments. During 2015, other income consisted of the sale of non-inventory assets as well as rent from a sublease of our Santa Monica office space.

Other Expenses

	Years Ended December 31,		% Change
	2016	2015

Other expenses	$1,220,840	$266,884	357.4%

Other expenses consist of interest charges and amortization of deferred financing costs associated with our loans.

The increase in interest expenses during 2016, when compared to the prior year, is primarily due to higher levels of borrowings we have made from time to time under the Line of Credit and debt issue costs related to the Agility and SaaS Capital Loans.

Liquidity and Capital Resources

	Ending balance at December 31,		Average balance during years ended December 31,
	2016	2015	2016	2015
Cash	$1,680,127	$908,095	$1,294,111	$1,019,381
Restricted cash	50,000	-	25,000	-
Accounts receivable	2,229,610	1,833,007	2,031,309	1,791,286
Accounts payable and accrued expenses	2,639,008	2,236,750	2,437,879	1,719,623
Short term line of credit, net of deferred financing cost	2,038,946	4,598,441	3,318,694	2,299,221
Short term loan, net of deferred financing cost	506,867	-	253,434	-
Long term loan, net of deferred financing cost	4,588,227	-	2,294,114	1,450,000
Long term other liabilities	1,487,500	-	743,750	-

At December 31, 2016 and 2015, 54% of our total assets consisted of cash, cash equivalents and accounts receivable.

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

Line of Credit

On September 30, 2014, we entered into an amendment of our Line of Credit to borrow up to a maximum of $6,000,000 at our discretion, an increase from up to $3,000,000 that we were permitted to borrow under the original Line of Credit entered into on March 17, 2014. Amounts borrowed accrued interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum, provided that in no event shall the accrued interest payable with respect to any month be less than $10,000. Accrued interest on amounts borrowed was payable monthly. All other amounts borrowed were to be payable in full on the maturity date of March 17, 2016; however, this date was extended by the Lender until May 31, 2016. This maturity extension was granted concurrently with a waiver issued by the Lender pursuant to an amendment to the Line of Credit on March 11, 2016, which amendment waived any default due to breach of the Line of Credit minimum liquidity covenant during the specified time period, adjusted the Minimum Adjusted EBITDA covenant, and reduced the credit limit to $5,135,000. A condition precedent to the waiver was the funding of the $625,000 subordinated loan from Agility Capital, which funded on March 11, 2016.

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

Agility Loan

On March 11, 2016, we entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and matures on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2016, we were in compliance with these covenants. The Agility Loan requires a security interest in all of our personal property and intellectual property, second in priority to SaaS Capital Funding II, LLC.

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, we issued to Agility Capital a warrant to purchase up to 69,444 shares of our Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs at December 31, 2016.

On November 29, 2016, we entered into an amendment of our Agility Loan, or the Agility Loan Amendment, which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of the entering into the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance and shall accrue interest, expensed in the statement of operations. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, we issued to Agility Capital a warrant to purchase up to 187,500 shares of our Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs at December 31, 2016.

We owed $550,000 under the Agility Loan at December 31, 2016.

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

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2016, we were in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. We granted SaaS Capital Funding II, LLC a security interest in all of our personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between us and SaaS Capital Funding II, LLC.

On May 5, 2016, in connection with the SaaS Capital Loan, we issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of our common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date our equity securities are first listed for trading on NASDAQ. We paid approximately $169,000 in financing costs through December 31, 2016. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs at December 31, 2016.

On November 29, 2016, we entered into an amendment of our SaaS Capital Loan to receive consent from SaaS Capital to enter into the Settlement Agreement. The amendment required a loan modification fee of $120,000, payable at $10,000 a month for one year, expensed in the statement of operations. In connection with this amendment, we agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of our Common Stock at an exercise price of $0.36 per share. This warrant expires on November 29, 2026. The fair value of the warrant amounted to $60,185 and was fully expensed at December 31, 2016.

We owed $7,056,942 under the SaaS Capital Loan at December 31, 2016.

Changes in Cash Flows

	Years Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(3,851,584)	$(6,264,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	761,276	1,338,667
Impairment of fixed assets	273,859	-
Amortization of deferred financing cost	239,707	41,981
Provision for bad debt	(45,612)	183,034
Fair value of options and warrants	1,268,097	2,068,397
Loss from litigation settlement	2,200,000	-
Non-cash expenses	424,920	-
(Gain) loss on sale of fixed assets	(290)	3,501
Changes in operating assets and liabilities:
Accounts receivable	(350,991)	(266,475)
Prepaid expenses	(158,266)	(35,653)
Restricted Cash	(50,000)	-
Accounts payable and accrued expenses	(455,242)	1,030,754
Deferred revenues	43,014	(196,039)
Other assets	22,024	8,106
Net cash provided by (used in) operating activities	320,912	(2,087,765)

Cash flows used in investing activities:
Capitalized software for internal use	(1,997,759)	(1,436,842)
Capital expenditures	(20,206)	(152,126)
Proceeds from sale of assets	7,142	11,090
Net cash used in investing activities	(2,010,823)	(1,577,878)

Cash flows provided by financing activities:
Principal repayments of line of credit	(355,835)	-
Proceeds from line of credit	3,003,105	1,735,000
Payment of financing costs	(129,678)	-
Net proceeds from exercise of options and warrants	-	9,587
Net proceeds from issuance of shares of Common Stock	-	1,852,362
Payments related to issuance of shares of Common Stock	-	(143,169)
Net cash provided by financing activities	2,517,592	3,453,780

Effect of exchange rate changes on cash	(55,649)	(10,709)

Net increase (decrease) in cash	772,032	(222,572)

Cash, beginning of year	908,095	1,130,667

Cash, end of year	$1,680,127	$908,095

Comparison of Year Ended December 31, 2016 to December 31, 2015

As of December 31, 2016, we had cash of approximately $1.7 million

Net cash provided by operating activities was approximately $321,000 for the year ended December 31, 2016 compared to net cash used in operations of $2.1 million for the same period in 2015. The change in operating cash flow was primarily due to a reduction in personnel costs in the sales and marketing group.

Net cash used in investing activities was $2.0 million for the year ended December 31, 2016 compared to $1.6 million for the same period in 2015. The increase in capitalization of development costs for internal-use software of approximately $560,000 accounted for the majority of the increase.

Net cash provided by financing activities was $2.5 million for the year ended December 31, 2016 compared to $3.5 million for the same period in 2015. The decrease in cash provided by financing activities is primarily due to $900,000 higher net proceeds from our line of credit in 2016 when compared to 2015 which was offset by $1.9 million in proceeds from issuance of shares of Common Stock in 2015 and $0 in 2016.

Exercise of warrants and options

We had no proceeds generated from the exercise of warrants during 2016 or 2015.

We had no proceeds generated from the exercise of options during 2016. We generated proceeds of $9,586 from the exercise of 11,457 options during 2015.

Other outstanding obligations at December 31, 2016

Warrants

As of December 31, 2016, 7,991,216 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of December 31, 2016, 13,125,000 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

Share-Based Payment

We account for stock-based compensation in accordance with Accounting Standards Codification, or ASC, Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. See Note 6 in the footnotes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our stock-based compensation assumptions and expenses.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2016 (the end of the period covered by this report).

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Management has not identified any material weaknesses in our internal control over financial reporting as of December 31, 2016.

Auditor Attestation

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of March 22, 2017:

Name	Age	Position
Brian Ross	42	Chairman of the Board, President, Chief Executive Officer, Treasurer
Anthony Mazzarella	59	Chief Financial Officer, Executive Vice President
Santi Pierini	54	Chief Operating Officer, President of our CAKE division
David Stewart	30	Chief Technology Officer
Damon Stein	41	General Counsel and Secretary
Mario Marsillo Jr.	48	Director
Gregory Akselrud	41	Director

Brian Ross. Mr. Ross has served as our President, Chief Executive Officer and director since November 2005, and as our Chairman of the Board since March 2013. He previously served as Senior Vice President of Business Development for iMall, Inc. from 1994 and became Director of Investor Relations in June 1997. iMall, Inc. was acquired by Excite@Home in October 1999. Mr. Ross then served as a Business Development Manager in Excite@Home’s E-Business Services Group until December 1999. After the sale of iMall, Mr. Ross was a founding investor of GreatDomains Inc. which was sold in October 2000 to Verisign. Between 2000 and 2003, he was Director of Business Development for Prime Ventures Inc., a leading Venture Partner firm focusing on early stage companies in Southern California. In July 2004, Mr. Ross became a founding investor in E-force Media, a diversified online marketing company where he acted as interim Director of Business Development. Mr. Ross attended UC Santa Barbara.

We believe that Mr. Ross is qualified to serve as a director for the following reasons: Mr. Ross, who is one of our founders, is an Internet industry veteran with over two decades of experience.  He has been our Chief Executive Officer for more than ten years and he has a proven track record with the aforementioned companies, which were all operating in online marketing solutions and e-commerce. Additionally Mr. Ross has played an important role in the development and growth of various Internet companies, taking them from start-up companies through the various stages of their growth cycle.

Anthony Mazzarella. Mr. Mazzarella was appointed as our Executive Vice President and Chief Financial Officer in April 2016. Mr. Mazzarella previously served as a consultant to us since December 1, 2015 and as our Interim Chief Financial Officer since January 6, 2016. Mr. Mazzarella has 30 years of business experience in finance and technology, and has served as the Chief Executive Officer of several private companies as well as the Chief Financial Officer of iMALL, Inc. (formerly NASDAQ: IMAL). Mr. Mazzarella is currently a director of Hyphos, Inc., and Kinduce, Inc. For the past nine years, Mr. Mazzarella has been principal of Edgewater Ventures, a consulting and investing entity. From October 2011 through June 2014, Mr. Mazzarella was the Chief Executive Officer of Scalable Network Technologies, Inc., a simulation software provider. Mr. Mazzarella is a graduate of Pomona College with a B.A. in Physics and holds an M.B.A. from Harvard Business School.

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

Gregory Akselrud. Mr. Akselrud has been a director since April 2014. Mr. Akselrud is a founder and partner of Stubbs, Alderton & Markiles, LLP, or Stubbs Alderton, a Southern California based business law firm with corporate, public securities, mergers and acquisitions, intellectual property and business litigation practice groups, and joined Stubbs Alderton in 2002. Mr. Akselrud chairs Stubbs Alderton’s Internet, Digital Media and Entertainment practice group and has extensive experience representing public companies at all stages of their growth. In addition to working as a full time attorney, Mr. Akselrud is an Adjunct Professor of Law at Loyola Law School, Los Angeles. Mr. Akselrud is a member of the California Bar. Mr. Akselrud received his B.A. from University of California at Los Angeles and his J.D., cum laude, from Loyola Law School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended December 31, 2016, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons, except that our director Mario Marsillo Jr. inadvertently omitted 8,000 shares of our common stock held through a self directed IRA and acquired on November 30, 2010 from such forms until July 1, 2016, and except that our director Gregory Akselrud inadvertently did not report a transfer of shares of our common stock on Form 4 that occurred on July 1, 2016 until March 17, 2017.

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

Item 11. Executive Compensation.

The following table sets forth, for the last two completed fiscal years, all compensation paid, distributed or accrued for services rendered to us by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; (ii) our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeded $100,000; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) above but for the fact that the individual was not serving as our executive officer at the end of the last completed fiscal year:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total ($)
Brian Ross,	2016	300,500	-	-	-		-	-	19,509	320,009
Chief Executive Officer	2015	291,748	-	-	-		-	-	15,725	307,473
Anthony Mazzarella,	2016	217,477	-	-	390,200	(3)	-	-	13,114	620,791
Chief Financial Officer
Santi Pierini,	2016	300,500	15,000		333,102	(4)			19,509	668,111
Chief Operating Officer,	2015	291,748	-	-	-		-	-	15,725	307,473
President, CAKE Division
David Stewart,	2016	300,500	-	-	-		-	-	12,950	313,450
Chief Technology Officer	2015	291,748	-	-	-		-	-	11,954	303,702

(1)

The grant date fair dollar value recognized for the stock option awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 6 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)	Includes health-related insurance paid by us on behalf of the officer.
(3)	Includes options to purchase up to 2,000,000 shares of our Common Stock at an exercise price of $0.50 granted on April 12, 2016, vesting quarterly over three years.
(4)	5-year warrant to purchase up to 2,000,000 shares of our Common Stock at an exercise price of $0.50 granted on June 9, 2016, vesting quarterly over three years.

We have no plans or arrangements with respect of remuneration received or that may be received by our executive officers named in the table above to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control, except if we elect to terminate (i) Mr. Ross’, or Mr. Stewart’s employment without cause during the term of his respective employment agreement as described below, each shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, and all unvested options, bonuses and other compensation shall vest on the date of termination, (ii) Mr. Mazzarella’s employment without cause, he shall be entitled to a severance payment of 100% of his annual base salary of one year, or (iii) Mr. Pierini’s employment without cause, he shall be entitled to a severance payment of 100% of his annual base salary of one year.

Employment Agreements

We have written employment agreements with all of our employees. The main terms of the executive employment agreements of Brian Ross, our Chairman of the Board, President and Chief Executive Officer, Santi Pierini, our President and Chief Operating Officer and President of our CAKE division, Anthony Mazzarella, our Chief Financial Officer, and David Stewart, our Chief Technology Officer are summarized below.

Mr. Ross’ employment agreement, as amended, was effective as of November 9, 2012, and continues until the earlier of June 30, 2021 or its earlier termination or expiration. Under the agreement Mr. Ross is entitled to an annual base salary of $275,000. Mr. Ross is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded will not exceed thirty percent of Mr. Ross’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Ross is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, in 2007 and 2012, Mr. Ross was granted non-qualified stock options to purchase up to an aggregate of 5,100,000 of our shares, all of which are exercisable at December 31, 2016. The employment agreement may be terminated by us without cause upon 30-days prior written notice. If we elect to terminate Mr. Ross’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses and other compensation shall vest on the date of termination. We may also terminate the agreement and Mr. Ross’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Mazzarella’s employment agreement was originally entered into on April 12, 2016 and Mr. Mazzarella’s employment is at will. Under the agreement, Mr. Mazzarella is entitled to an annual base salary of $300,500. Mr. Mazzarella is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded will not exceed thirty percent of Mr. Mazzarella’s base salary. If we terminate Mr. Mazzarella’s employment without cause, he shall be entitled to a severance payment of 100% of his annual base salary. Mr. Mazzarella is entitled to other benefits including reimbursement for reasonable business expenses and payment towards health insurance premiums. Additionally, Mr. Mazzarella is granted non-qualified stock options to purchase up to an aggregate of 2,000,000 shares of our Common Stock, of which 500,000 are exercisable at December 31, 2016. The agreement contained customary confidentiality and assignment of work product provisions.

Mr. Pierini’s employment agreement, as amended, was originally entered into on February 10, 2014 and Mr. Pierini’s employment is at will. Under the agreement, as amended, Mr. Pierini is entitled to an annual base salary of $291,748. Mr. Pierini is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded will not exceed thirty percent of Mr. Pierini’s base salary. If we terminate Mr. Pierini’s employment without cause, he shall be entitled to a severance payment of 100% of his annual base salary. Mr. Pierini is entitled to other benefits including reimbursement for reasonable business expenses and payment of health insurance premiums. On June 9, 2016, we issued a warrant to Mr. Pierini to purchase up to 2,000,000 shares of our Common Stock at an exercise price of $0.50 per share. The warrant was issued in consideration of Mr. Pierini’s services to us, and in connection with the cancellation of 2,300,000 previously issued warrants and options by mutual agreement between us and Mr. Pierini. 25% of the shares issuable upon exercise of the warrant vested on June 9, 2016. The warrant vests thereafter in twelve equal quarterly installments commencing on October 1, 2016. 625,000 shares are exercisable at December 31, 2016. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Stewart’s employment agreement was amended, effective May 13, 2013, and continues until December 31, 2017 or its earlier termination or expiration. Under the agreement Mr. Stewart is entitled to an annual base salary of $275,000. Mr. Stewart is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded will not exceed thirty percent of Mr. Stewart’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Stewart is entitled to other benefits including reimbursement for reasonable business expenses and payment of health insurance premiums. In addition, in 2007, 2009, and 2012 Mr. Stewart was granted non-qualified stock options to purchase up to an aggregate of 1,000,000 of our shares, all of which are exercisable at December 31, 2016 and warrants to purchase up to 2,000,000 shares of our Common Stock, of which 1,333,200 are exercisable at December 31, 2016, and vest on a quarterly basis over a period of three years commencing on January 1, 2015. The employment agreement may be terminated by us without cause upon 30-days prior written notice. If we elect to terminate Mr. Stewart’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses, and other compensation shall vest on the date of the termination. We may also terminate the agreement and Mr. Stewart’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2016 by our Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Brian Ross	2,000,000		-		$0.15	1/1/2017
	3,100,000		-		$0.31	5/24/2022
Anthony Mazzarella	500,000	(1)	1,500,000	(1)	$0.50	4/12/2026
Santi Pierini	625,000	(2)	1,375,000	(2)	$0.50	6/9/2021
David Stewart	15,000		-		$0.35	1/1/2017
	75,000		-		$0.55	12/30/2019
	60,000		-		$0.55	8/31/2020
	850,000		-		$0.31	5/24/2022
	1,333,200	(3)	666,800	(3)	$1.19	9/18/2019

(1)	Consists of options to purchase 2,000,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on April 1, 2016.
(2)	Consists of warrants to purchase 2,000,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on June 9, 2016.
(3)	Consists of warrants to purchase 2,000,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on January 1, 2015.

Director Compensation

The following table presents the compensation paid as of December 31, 2016 to our non-employee Directors.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mario Marsillo, Jr.	42,000	60,000					102,000
Gregory Akselrud	42,000	60,000					102,000

(1)

The grant date fair dollar value recognized for the stock option awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 6 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

On July 1, 2016, we increased the compensation of the non-employee directors, Mario Marsillo Jr. and Gregory Akselrud, from an annual compensation of $24,000 to $120,000 a year to each in consideration of their service to us as directors. Half of such compensation is in the form of restricted stock, consisting of 120,000 shares of our Common Stock at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2016.

The Chairman of our Board of Directors, Mr. Brian Ross, does not receive any additional compensation for his services as a director.  Mr. Ross is a current executive officer. Mr. Ross' compensation is fully reflected in the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of March 22, 2017 we had 65,283,042 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 22, 2017 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our directors;

●	each of our executive officers named in the compensation tables in Item 11; and

●	all of our executive officers and directors as a group.

	COMMON STOCK

	# OF	% OF
NAME	SHARES	CLASS
Brian Ross (1)	11,260,000	16.5%
Anthony Mazzarella (2)	853,400	1.3%
Santi Pierini (3)	893,655	1.4%
David Stewart (4)	2,666,600	3.9%
Damon Stein (5)	5,760,000	8.4%
Mario Marsillo Jr.(6)	1,135,974	1.7%
Gregory Akselrud(6)	79,486	0.1%
All current officers and directors as a group (7 persons)	22,649,115	29.7%

(1)	Includes 3,100,000 options vested and that will vest within the next 60 days.
(2)	Includes 833,200 options vested and that will vest within the next 60 days.
(3)	Includes 875,000 warrants vested and that will vest within the next 60 days.
(4)	Includes 1,000,000 options vested and that will vest within the next 60 days and 1,666,600 warrants vested and that will vest within the next 60 days.
(5)	Includes 3,375,000 options vested and that will vest within the next 60 days.
(6)	Includes 56,250 options vested and that will vest within the next 60 days.

Securities authorized for issuance under equity compensation plans.

The table below provides information regarding all compensation plans as of the end of the most recently completed fiscal year (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.  Our stock option plan, or the Plan, was adopted effective as of December 15, 2006 and options may be granted under the Plan through December 14, 2016; the Plan is now expired.  The Plan was amended effective as of May 17, 2006, May 5, 2011, and May 27, 2012 to increase the number of shares available under the Plan for non-qualified stock options from 4,300,000 to 22,500,000. The Plan was amended effective May 24, 2012 to increase the number of options that may be granted in any year to any optionee from 2,000,000 to 4,000,000 shares. The Plan permitted the grant of both incentive stock options (if our shareholders approve the plan) and non-qualified stock options. In addition, in 2014, we issued warrants to purchase up to an aggregate of 5,050,000 shares of our Common Stock to certain of our executive officers as individual compensation arrangements.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	21,116,216	$0.33	-
Total	21,116,216	$0.33	-

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of RBSM LLP, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2016	2015

Audit Fees (1)	$79,000	$104,500
Audit Related Fees (2)	-	-
Tax Fees (3)	12,500	10,000
All Other Fees (4)	-	-

Total Fees	$91,500	$114,500

(1) Consists of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with year-end statutory and regulatory filings or engagements.

(2) Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, such as review of our prospectus supplement and related offering procedures, Form 8-K filings, and services that are normally provided by our independent registered public accounting firm.

(3) Consists of fees billed for professional services for our tax compliance, tax advice and tax planning.

(4) The services provided by our independent registered public accounting firm other than the services reported above.

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

b.	Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Composite Copy of Certificate of Incorporation, as amended as of October 10, 2014 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 12, 2014).

3.2	Certificate of Designation of 10% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.3	Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007).

3.4	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.5	Certificate of Amendment to the Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

4.2	Form of Common Stock Purchase Warrant for 8% Series B Convertible Preferred Stock (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007).

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed on May 6, 2010).

4.4	Common Stock Purchase Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed on September 27, 2012).

4.5	Warrant to Purchase Stock issued September 27, 2012 (incorporated by reference to the Company's Current Report on Form 8-K filed on September 27, 2012).

4.6	Warrant to Purchase Stock issued March 17, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2014).

4.7*	Warrant to Purchase Stock issued September 18, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

4.8*	Warrant to Purchase Stock issued December 12, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

4.9*	Warrant to Purchase Stock issued December 12, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

4.10	Warrant to Purchase Stock issued March 27, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

4.11	Warrant to Purchase Stock issued May 5, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 5, 2016).

4.12*	Warrant to Purchase Stock issued on June 9, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016).

4.13	Warrant to Purchase Stock issued on June 30, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016).

4.14	Warrant to Purchase Stock issued November 29, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

4.15	Warrant to Purchase Stock issued November 29, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

10.1*	Employment Agreement, dated November 9, 2012, between Accelerize New Media, Inc. and Brian Ross (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012).

10.2*

Amendment No. 1 to Employment Agreement, dated as of June 9, 2016, between Brian Ross and Accelerize Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2016).

10.3*	Employment Agreement, dated November 9, 2012, between Accelerize New Media, Inc. and Damon Stein (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012).

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

10.8*

Amendment No. 2 to Employment Agreement, dated as of September 18, 2014, between Accelerize Inc. and Santi Pierini (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2014).

10.9*

Amendment No. 3 to Employment Agreement, dated as of January 12, 2015, between Accelerize Inc. and Santi Pierini (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

10.10*	Amendment No. 4 to Employment Agreement, dated May 6, 2015, between Accelerize Inc. and Santi Pierini (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.11*	Employment Agreement, dated as of April 12, 2016, between Anthony Mazzarella and Accelerize Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2016).

10.12*	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

10.13*	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

10.14*	Amendment No. 1 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.15*	Amendment No. 2 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.16*	Amendment No. 3 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

10.17*	Amendment No. 4 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on May 29, 2012).

10.18

Standard Multi-Tenant Office Lease-Gross, dated January 8, 2014, between Accelerize New Media, Inc. and Ferrado Bayview, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed on January 14, 2014).

10.19	Loan and Security Agreement, dated March 17, 2014, between Accelerize New Media, Inc. and Square1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2014).

10.20

First Amendment to Loan Agreement, dated September 30, 2014, between Accelerize New Media, Inc. and Square1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 6, 2014).

10.21

Intellectual Property Security Agreement, dated March 17, 2014, between Accelerize New Media, Inc. and Square1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 19, 2014).

10.22	Form of Indemnification Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 13, 2014).

10.23

Sublease, dated as of May 1, 2014, between Accelerize New Media, Inc. and Panattoni Development Company, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 13, 2013).

10.24	Second Amendment to Loan Agreement, dated March 5, 2015, between Accelerize Inc. and Square 1 Bank (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.25	Third Amendment to Loan Agreement, dated March 19, 2015, between Accelerize Inc. and Square1 Bank (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.26*	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.27*	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.28	Fourth Amendment to Loan Agreement, dated June 24, 2015, between Accelerize Inc. and Square1 Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2015).

10.29	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2015).

10.30	Form of Warrant Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2015).

10.31

Limited Waiver and Fifth Amendment to Loan Agreement, dated March 11, 2016, between Accelerize Inc. and Pacific Western Bank (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2016).

10.32	Loan Agreement, dated March 11, 2016, between Accelerize Inc. and Agility Capital II, LLC. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2016).

10.33

Intellectual Property Security Agreement, dated March 11, 2016, between Accelerize Inc. and Agility Capital II, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2016).

10.34	Subordination Agreement, dated March 11, 2016 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2016).

10.35	Loan and Security Agreement, dated May 5, 2016, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2016).

10.36

Patent, Trademark and Copyright Security Agreement, dated May 5, 2016, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2016).

10.37*	Form of Restricted Stock Agreement entered into on July 1, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016).

10.38

Confidential Settlement Agreement and Release, dated November 29, 2016, between Accelerize Inc. and Jeff McCollum (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

10.39

First Amendment to Loan and Security Agreement, dated November 29, 2016, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

10.40

First Amendment to Loan Agreement, dated November 29, 2016, between Accelerize Inc. and Agility Capital II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

23.1**	Consent of RBSM LLP.

31.1**	Rule 13a-14(a) Certification.

31.2**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

32.2***	Certification pursuant to 18 U.S.C. Section 1350.

101.1**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Comprehensive Loss, (v) Statements of Shareholders’ Equity, and (vi) related notes to these financial statements.

*     Management contract or compensatory plan or arrangement.

**   Filed herewith.

*** Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERIZE INC.

By:    /s/ Brian Ross

Brian Ross

President and Chief Executive Officer

Date: March 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Brian Ross	Chairman of the Board, President and Chief Executive Officer	March 22, 2017
Brian Ross	(Principal executive officer)

By: /s/ Anthony Mazzarella	Chief Financial Officer	March 22, 2017
Anthony Mazzarella	(Principal financial and accounting officer)

By: /s/ Mario Marsillo Jr.	Director	March 22, 2017
Mario Marsillo Jr.

By: /s/ Gregory Akselrud	Director	March 22, 2017
Gregory Akselrud

ACCELERIZE INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3
Consolidated Statements of Operations for the years ended December 31, 2016 and 2015	F-4
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016 and 2015	F-5
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015	F-7
Notes to Consolidated Financial Statements	F-8 – F-18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Accelerize Inc.

We have audited the accompanying consolidated balance sheets of Accelerize Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelerize Inc. as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP.

New York, New York

March 22, 2017

ACCELERIZE INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

Current Assets:
Cash	$1,680,127	$908,095
Restricted cash	50,000	-
Accounts receivable, net of allowance for bad debt of $349,535 and $395,147, respectively	2,229,610	1,833,007
Prepaid expenses and other assets	398,187	239,921
Total current assets	4,357,924	2,981,023

Property and equipment, net of accumulated depreciation of $2,585,072 and $1,854,351, respectively	2,933,126	1,956,864
Other assets	102,574	124,882
Total assets	$7,393,624	$5,062,769

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,639,008	$2,236,750
Deferred revenues	53,450	10,436
Line of credit, net of unamortized deferred financing cost of $0 and $36,559, respectively	2,038,946	4,598,441
Other short term loan, net of unamortized deferred financing cost of $43,133 and $0, respectively	506,867	-
Total current liabilities	5,238,271	6,845,627
Line of credit, net of unamortized deferred financing cost of $429,769 and $0, respectively	4,588,227	-
Other Liabilities	1,487,500	-
Total liabilities	11,313,998	6,845,627

Stockholders' (Deficit):
Series A Preferred stock; $0.001 par value; 54,000 shares authorized; None issued and outstanding.	-	-
Series B Preferred stock; $0.001 par value; 1,946,000 shares authorized; None issued and outstanding.	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 63,415,254 and 65,069,327 shares issued and outstanding, respectively	63,414	65,068
Additional paid-in capital	25,211,737	23,440,366
Accumulated deficit	(29,118,196)	(25,266,612)
Accumulated other comprehensive loss	(77,329)	(21,680)

Total stockholders’ deficit	(3,920,374)	(1,782,858)

Total liabilities and stockholders’ deficit	$7,393,624	$5,062,769

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

Revenues:	$23,753,446	$21,396,952
Cost of revenue	8,230,420	6,494,339
Gross profit	15,523,026	14,902,613

Operating expenses:
Research and development	4,023,879	4,629,419
Sales and marketing	3,606,875	7,360,397
General and administrative	8,343,849	8,998,512
Litigation settlement	2,200,000	-
Total operating expenses	18,174,603	20,988,328

Operating loss	(2,651,577)	(6,085,715)

Other income (expense):
Interest income	20,833	88,561
Interest expense	(1,220,840)	(266,884)
Total other (expenses)	(1,200,007)	(178,323)

Net loss	$(3,851,584)	$(6,264,038)

Net loss per share:
Basic	$(0.06)	$(0.10)
Diluted	$(0.06)	$(0.10)

Basic weighted average common shares outstanding	65,129,153	63,659,639
Diluted weighted average common shares outstanding	65,129,153	63,659,639

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2016	2015

Net loss:	$(3,851,584)	$(6,264,038)

Foreign currency translation loss	(55,649)	(10,709)
Total other comprehensive loss	(55,649)	(10,709)

Comprehensive loss	$(3,907,233)	$(6,274,747)

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

From January 1, 2015 to December 31, 2016

	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income	Equity (Deficit)

Balance, January 1, 2015	62,816,554	$62,815	$19,618,153	$(19,002,574)	$(10,971)	$667,423
Exercise of options	11,457	11	9,575	-	-	9,587
Cashless exercise of options	96,316	96	(96)	-	-	-
Fair value of options	-	-	932,026	-	-	932,026
Fair value of warrants	-	-	1,136,371	-	-	1,136,371
Fair value of warrants issued in connection with line of credit	-	-	37,289	-	-	37,289
Offering - shares	2,145,000	2,145	1,850,217	-	-	1,852,362
Expenses for Offering	-	-	(143,169)	-	-	(143,169)
Net loss	-	-	-	(6,264,038)	-	(6,264,038)
Foreign currency translation	-	-	-	-	(10,709)	(10,709)
Ending balance, December 31, 2015	65,069,327	$65,068	$23,440,366	$(25,266,612)	$(21,680)	$(1,782,858)
Cashless exercise of options	5,714	6	(6)	-	-	-
Fair value of options and restricted stock awards	-	-	461,764	-	-	461,764
Fair value of warrants	-	-	806,334	-	-	806,334
Fair value of warrants issued in connection with line of credit	-	-	501,620	-	-	501,620
Stock issuance in conjunction with vested stock awards	240,000	240	(240)	-	-	-
Cancelled - shares	(1,899,787)	(1,900)	1,900	-	-	-
Net loss	-	-	-	(3,851,584)	-	(3,851,584)
Foreign currency translation	-	-	-	-	(55,649)	(55,649)
Ending balance, December 31, 2016	63,415,254	$63,414	$25,211,737	$(29,118,196)	$(77,329)	$(3,920,374)

See Notes to Consolidated Financial Statements

ACCELERIZE INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,851,584)	$(6,264,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	761,276	1,338,667
Impairment of fixed assets	273,859	-
Amortization of deferred financing cost	239,707	41,981
Provision for bad debt	(45,612)	183,034
Fair value of options and warrants	1,268,097	2,068,397
Loss from litigation settlement	2,200,000	-
Non-cash expenses	424,920	-
(Gain) loss on sale of fixed assets	(290)	3,501
Changes in operating assets and liabilities:
Accounts receivable	(350,991)	(266,475)
Prepaid expenses	(158,266)	(35,653)
Restricted Cash	(50,000)	-
Accounts payable and accrued expenses	(455,242)	1,030,754
Deferred revenues	43,014	(196,039)
Other assets	22,024	8,106
Net cash provided by (used in) operating activities	320,912	(2,087,765)

Cash flows used in investing activities:
Capitalized software for internal use	(1,997,759)	(1,436,842)
Capital expenditures	(20,206)	(152,126)
Proceeds from sale of assets	7,142	11,090
Net cash used in investing activities	(2,010,823)	(1,577,878)

Cash flows provided by financing activities:
Principal repayments of line of credit	(355,835)	-
Proceeds from line of credit	3,003,105	1,735,000
Payment of financing costs	(129,678)	-
Net proceeds from exercise of options and warrants	-	9,587
Net proceeds from issuance of shares of Common Stock	-	1,852,362
Payments related to issuance of shares of Common Stock	-	(143,169)
Net cash provided by financing activities	2,517,592	3,453,780

Effect of exchange rate changes on cash	(55,649)	(10,709)

Net increase (decrease) in cash	772,032	(222,572)

Cash, beginning of year	908,095	1,130,667

Cash, end of year	$1,680,127	$908,095

Supplemental disclosures of cash flow information:
Cash paid for interest	$492,581	$263,077
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with line of credit	$501,620	$37,289
Repayment of Agility Loan, included in accounts payable	$25,000	$-
Repayment of Line of Credit	$4,572,223	$-
Stock issuance in conjunction with vested stock awards and cashless exercise of options	$246	$-
Stock cancelled in conjunction with settlement	$1,900	$-

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank. The bank requires a collateral which is placed in a money market account and can be increased or decreased at any time at the discretion of the Company. The Company’s restricted cash amounted to $50,000 at December 31, 2016.

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

	December 31, 2016	December 31, 2015

Allowance for doubtful accounts	$349,535	$395,147

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash, cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During 2016 and 2015, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of financial institutions in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at December 31, 2016 and 2015. The Company does not require any collateral from its customers.

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

Advertising

The Company expenses advertising costs as incurred.

	2016	2015

Advertising expense	$552,924	$415,900

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The functional currency of the Company’s subsidiary in the United Kingdom is British Pounds. The translation from British Pounds to U.S. dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet date, equity accounts using historical exchange rates or rates in effect at the balance sheet date, and for revenue and expense accounts using the average exchange rate in effect during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss). Foreign currency translation gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of approximately $2,000,000 during 2016. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to approximately $2,785,000 at December 31, 2016. The Company’s amortization expenses associated with capitalized software development costs amounted to approximately $762,000 during 2016. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during 2016 and 2015. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements-Going Concern. The amendments in this update apply to all reporting entities and require an entity’s management, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). This ASU is effective for annual periods ending after December 15, 2016. We adopted this standard for the year ended December 31, 2016. Based on the results of our analysis, no additional disclosures were required.

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

	2016	2015
Numerator:
Net loss	$(3,851,584)	$(6,264,038)

Denominator:
Denominator for basic earnings per share--weighted average shares	65,129,153	63,659,639
Effect of dilutive securities- when applicable:
Stock options	-	-
Warrants	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	65,129,153	63,659,639

Loss per share:
Basic	$(0.06)	$(0.10)
Diluted	$(0.06)	$(0.10)

Weighted-average anti-dilutive common share equivalents	18,432,724	20,347,989

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	December 31, 2016	December 31, 2015
Internal use software costs	$4,723,968	$2,726,209
Computer equipment and software	387,472	563,892
Office furniture and equipment	119,768	222,061
Leasehold improvements	286,990	299,053
	5,518,198	3,811,215
Accumulated depreciation	(2,585,072)	(1,854,351)
	$2,933,126	$1,956,864

	2016	2015
Depreciation expense and impairment of fixed assets	$273,302	$297,068
Amortization expense on internal software	$761,833	$730,481

During the year ended December 31, 2016, the Company sold approximately $19,000 in capital assets with a net book value of approximately $7,000 for proceeds of approximately $7,000. The Company also wrote off approximately $275,000 in fixed assets with a net book value of approximately $31,000, which was recorded under the depreciation expense account.

During the year ended December 31, 2015, the Company sold approximately $29,000 in computer equipment with a net book value of approximately $15,000 for proceeds of approximately $11,000.

NOTE 3: PREPAID EXPENSES

At December 31, 2016 and 2015, the Company’s prepaid expenses consisted primarily of tradeshow costs.

NOTE 4: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	December 31, 2016	December 31, 2015

Deferred revenues	$53,450	$10,436

 NOTE 5: LINE OF CREDIT AND LOANS

Line of Credit

	December 31, 2016	December 31, 2015
Line of credit	$4,635,000	$4,635,000
Repayment of Line of credit	(4,635,000)	-
Less: Deferred financing cost	-	(36,559)
	$-	$4,598,441

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

As of December 31, 2016, the Company had no outstanding balance under the Line of Credit.

The Company paid approximately $50,000 to the Lender in financing costs through December 31, 2015, and approximately $69,000 through May 5, 2016. The deferred financing costs associated with the Line of Credit were fully expensed at December 31, 2016.

Agility Loan

	December 31, 2016	December 31, 2015
Agility Loan	625,000	-
Amendment, loan modification fee added to balance	100,000	-
Principal Payment of Agility Loan	(175,000)	-
Less: Deferred financing cost	(43,133)	-
	$506,867	$-

On March 11, 2016, the Company entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and matures on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2016, the Company was in compliance with these covenants. The Agility Loan requires a security interest in all of the Company’s personal property and intellectual property, second in priority to the Lender and to SaaS Capital Funding II, LLC.

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, the Company issued to Agility Capital a warrant to purchase up to 69,444 shares of the Company’s Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, $11,910 of which was expensed at December 31, 2016.

On November 29, 2016, the Company entered into an amendment of the Agility Loan which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of the entering into of the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance and shall accrue interest, expensed in the statement of operations. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, the Company issued to Agility Capital a warrant to purchase up to 187,500 shares of the Company’s Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, $3,264 of which was expensed at December 31, 2016.

The Company owed $550,000 under the Agility Loan at December 31, 2016.

SaaS Capital Loan

	December 31, 2016	December 31, 2015
SaaS Capital Loan	7,200,000	-
Principal Payment of SaaS Capital Loan	(143,058)	-
Less: Deferred financing cost	(429,769)	-
Less: SaaS Capital Loan, short term	(2,038,946)
	$4,588,227	$-

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

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2016, the Company was in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. The Company granted SaaS Capital Funding II, LLC a security interest in all of the Company's personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between the Company and SaaS Capital Funding II, LLC.

On May 5, 2016, in connection with the SaaS Capital Loan, the Company issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date the Company’s equity securities are first listed for trading on NASDAQ. The Company paid approximately $169,000 in financing costs through September 30, 2016. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, $85,139 of which was expensed at December 31, 2016.

On November 29, 2016, the Company entered into an amendment of the SaaS Capital Loan to receive consent from SaaS Capital to enter into the Settlement Agreement. The amendment required a loan modification fee of $120,000, payable at $10,000 a month for one year, expensed in the statement of operations. In connection with this amendment, the Company agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of our Common Stock at an exercise price of $0.36 per share. This warrant expires on November 29, 2026. The fair value of the warrant amounted to $60,185 and was fully expensed at December 31, 2016.

The Company owed $7,056,942 under the SaaS Capital Loan at December 31, 2016.

The Company recognized amortization and interest expenses in connection with the line of credit and loans for 2016 and 2015 as follows.

	2016	2015

Amortization expense associated with Line of Credit and loan	$239,707	$41,981
Interest expense associated with the Line of Credit and loan	$492,851	$207,798
Other finance fees associated with the Line of Credit and loan	$483,583	$17,105

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During 2016, the Company issued 5,714 shares of its Common Stock pursuant to the cashless exercise of 50,000 options.

During 2016, the Company cancelled 1,890,000 Shares due to settlement (Note 9) and thereafter the Company’s issued and outstanding common stock decreased by approximately 3%.

During 2015, the Company generated proceeds of $9,587 from the exercise of 11,457 options and issued 96,316 shares of its Common Stock pursuant to the cashless exercise of 143,541 options.

Dring 2015, the Company sold to investors an aggregate of 2,145,000 shares of its Common Stock at a price of $1.00 per share and warrants to purchase up to an aggregate of 1,287,000 shares of its Common Stock at an exercise price of $1.32 per share for an aggregate gross consideration of $2,145,000 and net proceeds of approximately $1,700,000.

Restricted Stock

During the year ended December 31, 2016, the Company issued 120,000 restricted shares of its Common Stock, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2016, to each of its non-employee directors as partial annual compensation for services as a director. As of December 31, 2016, these restricted shares were fully issued and the Company recorded expenses of $60,000 during the year ended December 31, 2016 and approximately $60,000 remained as unvested stock award expenses to be amortized over next six months.

Warrants

The following is a summary of the Company’s activity related to its warrants between January 1, 2015 and December 31, 2016:

	Warrants	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term
Balance, January 1, 2015	5,341,875	$1.23	4.70
Granted	1,345,824	1.43
Exercised	-	-
Forfeitures	(20,000)	0.65
Outstanding at December 31, 2015	6,667,699	$1.25	3.69
Granted	3,790,277	0.47
Exercised	-	-
Forfeitures	(2,466,760)	1.33
Outstanding at December 31, 2016	7,991,216	$0.85	4.39

The fair value of the warrants granted during 2016 and 2015 is based on the BSM model using the following assumptions:

	2016			2015
Effective Exercise price	$0.36	-	$0.50	$1.00	-	$1.53
Effective Market price	$0.36	-	$0.50	$1.00	-	$1.53
Volatility	70.06	-	70.13%		61.62%
Risk-free interest	1.01	-	2.30%		0.90%
Terms (years)	5	-	10		3
Expected dividend rate		0%			0%

During the year ended December 31, 2016, the Company recorded expenses of $124,885 related to warrants granted to employees and $681,449 related to warrants granted to employees in prior years, respectively.

During the year ended December 31, 2016, 2,466,760 warrants were forfeited, of which 1,650,000 warrants were forfeited and replaced with 2,000,000 new warrants issued in conjunction with the forfeiture of 650,000 options issued in December 2014.

As of December 31, 2016, and 2015, there were 7,991,216 and 6,667,699 warrants issued and outstanding, respectively, with a weighted average price of $0.64 and $1.25, respectively.

Stock Option Plan

The Company has a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan is currently 22,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The individuals who are eligible to receive option grants under the Plan are employees, directors and other individuals who render services to the management, operation or development of the Company or its subsidiaries and who have contributed or may be expected to contribute to the success of the Company or a subsidiary. Every option granted under the Plan shall be evidenced by a written stock option agreement in such form as the Board shall approve from time to time, specifying the number of shares of Common Stock that may be purchased pursuant to the option, the time or times at which the option shall become exercisable in whole or in part, whether the option is intended to be an incentive stock option or a non-incentive stock option, and such other terms and conditions as the Board shall approve. The Plan expired on December 14, 2016.

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. The fair value of the options granted during 2016 and 2015 is based on the BSM model using the following assumptions:

	2016			2015
Effective exercise price	$0.32	-	$0.50	$0.47	-	$1.43
Effective market price	$0.32	-	$0.45	$0.47	-	$1.43
Volatility		70%		61	-	68%
Risk-free interest	0.71	-	0.88%	0.89	-	1.01%
Terms (years)	3	-	4		4
Expected dividend rate		0%			0%

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 1, 2015	$14,408,336	$0.50	6.81	$14,573,511
Granted	840,000	1.14
Exercised (1)	(154,998)	0.63
Forfeitures	(1,503,338)	0.79
Outstanding at December 31, 2015	13,590,000	$0.48	4.83	$127,500
Granted	2,070,000	0.50
Exercised (2)	(50,000)	0.31
Forfeitures	(2,485,000)	1.00
Outstanding at December 31, 2016	13,125,000	$0.39	5.10	$1,760,425
Exercisable at December 31, 2016	$10,887,623	$0.33	4.29	$2,028,169

(1)   Consists of cash exercise of 11,457 shares and cashless exercise of 143,541 options in exchange for 96,316 shares of Common Stock.

(2)   Consists of cashless exercise of 50,000 options in exchange for 5,714 shares of Common Stock

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

	2016	2015
Weighted-average grant date fair value	$0.19	$0.53
Fair value of options	$401,764	$932,026

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $492,879 at December 31, 2016 and the Company expects that it will be recognized over the following weighted-average period of 45 months.

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

NOTE 7: INCOME TAXES

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the years ended December 31, 2016 and 2015.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended December 31,
	2016	2015
Statutory federal rate	34.0%	34.0%
State income taxes net of federal income tax benefit	0.0%	3.8%
Permanent differences for tax purposes	-0.1%	0.3%
Change in valuation allowance	-40.0%	-38.1%
Effective income tax rate:	-6.1%	0.0%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryovers	$6,017,984	$5,573,184
Stock-based compensation	2,177,926	1,228,702
Other temporary differences	1,080,361	499,898
Total deferred tax assets	9,276,271	7,301,784
Valuation allowance	(9,276,271)	(7,301,784)
Net deferred tax asset	$-	$-

At December 31, 2016, the Company had available net operating loss carryovers of approximately $15.6 million that may be applied against future taxable income and expires at various dates between 2024 and 2036, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized. The net change in the valuation allowance is primarily due to the net loss in 2016, which increased net operating loss carryforward in 2016 compared to 2015.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax years ended 2013 and later and by California authorities for tax years ended 2012 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2016, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 8: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region during 2016 and 2015 were approximately as follows:

	2016	2015
United States	62%	71%
Europe	20%	19%
Other	18%	10%

NOTE 9: COMMITMENTS AND CONTINGENCIES

During January 2014, the Company entered into a 4-year lease for certain office space in Newport Beach, effective February 1, 2014. Under the terms of the lease, the Company initially paid monthly base rent of approximately $22,000 increasing incrementally to approximately $25,000.

During October 2016, the Company amended its original May 2014 sublease and entered into a 21 month sublease in Newport Beach, effective June 1, 2016. The monthly base rent is approximately $4,100 through the end of the sublease term.

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

Future annual minimum payments required under operating lease obligations at December 31, 2016 are as follows:

Future Minimum Lease Payments
2017	$323,902
2018	$42,682

The Company entered into certain employment agreements with three of its executive officers which are still effective as of December 31, 2016. Two of the agreements provide that they will generally terminate on December 31, 2017 and the third will generally terminate on June 30, 2021. Under the agreements, the executive officers are entitled to annual base salaries of $291,747. Additionally, the agreements initially provided for an increase in base salary of 3% on January 1, 2014 and every year thereafter. If the Company elects to terminate the agreement(s) without cause, the respective executive officer is entitled to a severance payment of the greater of one-year annual base salary or the remaining payments due based on the agreement.

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

On November 29, 2016, the Company entered into a settlement agreement and release, or the Settlement Agreement, with Jeff McCollum, or McCollum, to settle pending litigation between the Company and McCollum in the Superior Court of the State of California related to McCollum’s termination as an executive officer of the Company on September 8, 2014. In connection with the Settlement Agreement, McCollum surrendered to the Company a stock certificate representing 1,890,000 shares of the Company’s Common Stock, or the Shares, and for dismissal with prejudice of the cross-complaint and action against the Company brought by McCollum. The Company agreed to pay McCollum a total of $2,700,000. $1,000,000 of this total has been already paid as of January 18, 2017, of which the Company’s insurance carrier contributed $500,000. The remaining $1,700,000 will be paid in 48 equal monthly installments starting on July 1, 2017. The Company previously cancelled McCollum’s options to purchase up to 6,600,000 shares of the Company’s Common Stock at exercise prices of $0.15 or $0.31 per share. The Company cancelled the 1,890,000 Shares and thereafter the Company’s issued and outstanding common stock decreased by approximately 3%. The Company recorded a loss on legal settlement of $2,200,000, net of the reimbursement of $500,000, which the Company received from its insurance carrier in December 2016. The outstanding settlement balance amounted to $2,700,000 as of December 31, 2016 pursuant to the Settlement Agreement, of which $712,500 has been classified as accounts payable and accrued expenses and $1,487,500 as other long-term liabilities, in the accompanying consolidated balance sheet.

NOTE 10: SUBSEQUENT EVENTS

On January 1, 2017, the Company issued 1,867,788 shares of its Common Stock pursuant to the cashless exercise of 2,400,000 options and 225,000 warrants.