Form 10-Q
period 2017-03-31
Accelerize Inc.
filed 2017-05-11
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No [X]

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 11, 2017, was 65,283,042.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations that our revenues will increase in 2017, and our spending on training, support personnel, hosting and infrastructure, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 22, 2017. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets:
Cash	$513,641	$1,680,127
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for bad debt of $351,921 and $349,535, respectively	2,322,942	2,229,610
Prepaid expenses and other assets	538,302	398,187
Total current assets	3,424,885	4,357,924

Property and equipment, net of accumulated depreciation of $2,749,985 and $2,585,072, respectively	3,287,533	2,933,126
Other assets	103,387	102,574
Total assets	$6,815,805	$7,393,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,910,041	$2,639,008
Deferred revenues	94,033	53,450
Credit facility, short term	2,221,312	2,038,946
Other short term loan, net of unamortized deferred financing cost of $29,372 and $43,133, respectively	445,628	506,867
Total current liabilities	4,671,014	5,238,271
Credit facility, net of unamortized deferred financing cost of $383,723 and $429,769, respectively	4,515,359	4,588,227
Other Liabilities	1,381,250	1,487,500
Total liabilities	10,567,623	11,313,998

Stockholders' Deficit:
Series A Preferred stock; $0.001 par value; 54,000 shares authorized; None issued and outstanding.	-	-
Series B Preferred stock; $0.001 par value; 1,946,000 shares authorized; None issued and outstanding.	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 65,283,042 and 63,415,254 shares issued and outstanding, respectively	65,282	63,414
Additional paid-in capital	25,429,569	25,211,737
Accumulated deficit	(29,173,420)	(29,118,196)
Accumulated other comprehensive loss	(73,249)	(77,329)

Total stockholders’ deficit	(3,751,818)	(3,920,374)

Total liabilities and stockholders’ deficit	$6,815,805	$7,393,624

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended March 31,
	2017	2016

Revenues:	$5,956,724	$5,864,018
Cost of revenue	1,545,345	1,932,123
Gross profit	4,411,379	3,931,895

Operating expenses:
Research and development	1,043,119	1,030,456
Sales and marketing	1,216,490	992,878
General and administrative	1,926,242	2,288,712
Total operating expenses	4,185,851	4,312,046

Operating income (loss)	225,528	(380,151)

Other income (expense):
Other (loss) income	(300)	9,459
Other expense	(280,452)	(212,549)
Total other (expenses)	(280,752)	(203,090)

Net loss	$(55,224)	$(583,241)

Net loss per share:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	65,262,289	65,069,327
Diluted weighted average common shares outstanding	65,262,289	65,069,327

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three-month periods ended March 31,
	2017	2016

Net loss:	$(55,224)	$(583,241)

Foreign currency translation loss	4,080	(7,188)
Total other comprehensive loss	4,080	(7,188)

Comprehensive loss	$(51,144)	$(590,429)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-month periods ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(55,224)	$(583,241)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	169,028	264,080
Amortization of deferred financing cost	59,807	138,366
Provision for bad debt	2,386	20,929
Fair value of options and warrants	219,700	441,159
Loss on sale and disposal of fixed assets	902	-
Changes in operating assets and liabilities:
Accounts receivable	(95,718)	(281,831)
Prepaid expenses	(140,115)	22,243
Accounts payable and accrued expenses	(860,096)	178,075
Deferred revenues	40,583	9,201
Other assets	(813)	9,418
Net cash (used in) provided by operating activities	(659,560)	218,399

Cash flows from investing activities:
Capitalized software for internal use	(515,454)	(475,000)
Capital expenditures	(9,799)	-
Proceeds from sale of assets	795	4,692
Net cash used in investing activities	(524,458)	(470,308)

Cash flows from financing activities:
Principal repayment of credit facility and loan	(486,548)	(62,777)
Proceeds from credit facility	500,000	625,000
Payment of financing costs	-	(130,000)
Net cash provided by financing activities	13,452	432,223

Effect of exchange rate changes on cash	4,080	(7,188)

Net (decrease) increase in cash	(1,166,486)	173,126

Cash, beginning of period	1,680,127	908,095

Cash, end of period	$513,641	$1,081,221

Supplemental disclosures of cash flow information:
Cash paid for interest	$196,590	$67,403
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Principal loan payments included in accounts payable	$25,000	$-
Capital expenditure included in accounts payable	$-	$3,762
Shares issued for cashless exercise of options and warrants	$1,868	$-

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2016 and 2015, respectively, which are included in the Company’s December 31, 2016 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 22, 2017.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of results for the entire year ending December 31, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank. The bank requires a collateral which is placed in a money market account and can be increased or decreased at any time at the discretion of the Company. The Company’s restricted cash amounted to $50,000 at March 31, 2017.

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

	March 31, 2017	December 31, 2016

Allowance for doubtful accounts	$351,921	$349,535

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2017, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at March 31, 2017 or December 31, 2016.  The Company does not require any collateral from its customers.

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

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and lines of credit approximate their fair value due to the short-term maturity of these items.

Advertising

The Company expenses advertising costs as incurred.

	Three-month periods ended March 31,
	2017	2016

Advertising expense	$86,416	$37,326

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of approximately $515,000 during the three-month period ended March 31, 2017. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to approximately $3,166,000 and $2,784,000 at March 31, 2017 and December 31, 2016, respectively. The Company’s amortization expenses associated with capitalized software development costs amounted to approximately $134,000 and $189,000 during the three-month period ended March 31, 2017 and 2016, respectively. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the three-month periods ended March 31, 2017 and 2016. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the goodwill impairment test. The effective date for ASU 2017-04 is for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of adopting ASU 2017-04 on our unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018; however, early adoption is permitted with prospective application to any business development transaction. We are currently evaluating the impact of adopting ASU 2017-04 on our unaudited condensed consolidated financial statements.

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

	Three-month periods ended March 31,
	2017	2016
Numerator:
Net loss	$(55,224)	$(583,241)

Denominator:
Denominator for basic earnings per share-weighted average shares	65,262,289	65,069,327
Effect of dilutive securities-when applicable:
Stock options	-	-
Warrants	-	-
Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	65,262,289	65,069,327

Loss per share:

Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted-average anti-dilutive common share equivalents	16,275,714	18,869,637

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	March 31, 2017	December 31, 2016
Internal use software costs	$5,239,422	$4,723,968
Computer equipment and software	392,649	387,472
Office furniture and equipment	117,719	119,768
Leasehold improvements	287,728	286,990
	6,037,518	5,518,198
Accumulated depreciation	(2,749,985)	(2,585,072)
	$3,287,533	$2,933,126

	Three-month periods ended March 31,
	2017	2016

Depreciation expense	$35,455	$77,313
Amortization expense on internal software	$133,573	$189,360

During the three-month period ended March 31, 2017, the Company disposed of approximately $7,500 in computer equipment with a net book value of approximately $1,700 for proceeds of approximately $800.

During the three-month period ended March 31, 2016, the Company sold approximately $10,000 in computer equipment with a net book value of approximately $5,000 for proceeds of approximately $5,000.

NOTE 3: PREPAID EXPENSES

At March 31, 2017 and December 31, 2016, the Company’s prepaid expenses consisted primarily of prepaid insurance and tradeshow costs.

NOTE 4: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	March 31, 2017	December 31, 2016

Deferred revenues	$94,033	$53,450

NOTE 5: LINE OF CREDIT AND LOAN

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

As of March 31, 2017 and December 31, 2016, the Company had no outstanding balance under the Line of Credit and the facility has been cancelled.

Agility Loan

	March 31, 2017	December 31, 2016
Agility Loan	625,000	625,000
Amendment, loan modification fee added to balance	100,000	100,000
Principal Payment of Agility Loan	(250,000)	(175,000)
Agility Loan, Outstanding balance	475,000	550,000
Less: Deferred financing cost	(29,372)	(43,133)
	$445,628	$506,867

On March 11, 2016, the Company entered into a subordinated loan, or the Agility Loan, with Agility Capital II, LLC, or Agility Capital, which provides for total availability of $625,000 and was to originally mature, prior to amendment, on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of March 31, 2017, the Company was in compliance with these covenants. The Agility Loan requires a security interest in all of the Company’s personal property and intellectual property, second in priority to the Lender and to SaaS Capital Funding II, LLC.

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, the Company issued to Agility Capital a warrant to purchase up to 69,444 shares of the Company’s Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, of which $3,970 and $0 was expensed during the three-month period ended March 31, 2017 and 2016, respectively.

On November 29, 2016, the Company entered into an amendment of the Agility Loan which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of the Company entering into a settlement agreement with respect to pending litigation between the Company and a former officer during November 2016, or the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance and shall accrue interest, expensed in the statement of operations. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, the Company issued to Agility Capital a warrant to purchase up to 187,500 shares of the Company’s Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, of which $9,791 and $0 was expensed during the three-month period ended March 31, 2017 and 2016, respectively.

The Company owed $475,000 and $550,000 under the Agility Loan at March 31, 2017 and December 31, 2016, respectively.

Credit Facility - SaaS Capital Loan

	March 31, 2017	December 31, 2016
SaaS Capital Loan, Total advances	7,700,000	7,200,000
Principal Payment of SaaS Capital Loan	(579,606)	(143,058)
SaaS Capital Loan, Outstanding balance	7,120,394	7,056,942
Less: Deferred financing cost	(383,723)	(429,769)
Less: SaaS Capital Loan, short term (1)	(2,221,312)	(2,038,946)
	$4,515,359	$4,588,227

(1)	Short-term portion constitutes scheduled amortization payments for the next 12 months which create immediate access to additional borrowing availability equal to the amount of amortization payments

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

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of March 31, 2017, the Company was in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. The Company granted SaaS Capital Funding II, LLC a security interest in all of the Company's personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between the Company and SaaS Capital Funding II, LLC.

On May 5, 2016, in connection with the SaaS Capital Loan, the Company issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date the Company’s equity securities are first listed for trading on NASDAQ. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, of which $31,927 and $0 was expensed during the three-month period ended March 31, 2017 and 2016, respectively.

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

During the three months ended March 31, 2017, the Company borrowed $500,000 from the SaaS Capital Loan, and made principal payments of $486,548.

The Company owed $7,120,394 and $7,056,942 under the SaaS Capital Loan at March 31, 2017 and December 31, 2016, respectively.

The Company recognized amortization and interest expenses in connection with the line of credit and loans as follows.

	Three-month periods ended
	March 31,
	2017	2016

Amortization expense associated with Line of Credit and loan	$59,807	$13,366
Interest expense associated with the Line of Credit and loan	$196,590	$67,403
Other finance fees associated with the Line of Credit and loan	$24,125	$136,155

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

During the three-month period ended March 31, 2017, the Company issued 1,707,692 shares of its Common Stock pursuant to the cashless exercise of 2,400,000 options. There were no exercises of options during the three-month period ended March 31, 2016.

As of March 31, 2017, and December 31, 2016, there were 65,283,042 and 63,415,254 shares of Common Stock issued and outstanding, respectively.

Restricted Stock

During 2016, the Company issued 120,000 restricted shares of its Common Stock, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2016, to each of its non-employee directors as partial annual compensation for services as a director. As of December 31, 2016, these restricted shares were fully issued. The Company recorded expenses of $30,000 and $0 during the three-month period ended March 31, 2017 and 2016, respectively. $30,000 remained unvested as of March 31, 2017.

Warrants

During the three-month period ended March 31, 2017, the Company issued 160,096 shares of its Common Stock pursuant to the cashless exercise of 225,000 warrants. There were no exercises of warrants during the three-month period ended March 31, 2016.

During the three months ended March 31, 2017, no new warrants were issued and 46,875 warrants expired.

As of March 31, 2017, and December 31, 2016, there were 7,719,341 and 7,991,216 warrants issued and outstanding, respectively, with a weighted average price $0.87 and $0.64, respectively.

The Company recorded expenses of $125,867 and $284,093 during the three months ended March 31, 2017 and 2016, respectively, related to warrants granted to employees in prior years.

Options

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Three-month periods ended March 31,
	2017	2016
Weighted-average grant date fair value	$0.43	$0.45
Fair value of options, recognized as selling, general, and administrative expenses	$63,832	$157,067
Number of options granted	-	20,000
Number of options expired or forfeited	(257,500)	(25,000)

As of March 31, 2017 and December 31, 2016, there were 10,467,500 and 13,125,000 options, respectively, issued and outstanding with a weighted average price of $0.43 and $0.38 respectively.

The total compensation cost related to non-vested awards not yet recognized amounted to $381,693 at March 31, 2017 and the Company expects that it will be recognized over the following 42 months.

NOTE 7: COMPREHENSIVE LOSS

Comprehensive loss includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net loss to comprehensive loss for the three-month periods ended March 31, 2017 and 2016:

	Three-month periods ended March 31,
	2017	2016
Net loss	$(55,224)	$(583,241)
Other comprehensive loss:
Foreign currency translation adjustment	4,080	(7,188)
Comprehensive loss	$(51,144)	$(590,429)

The following table sets forth the balance in accumulated other comprehensive loss as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Accumulated other comprehensive loss	$(73,249)	$(77,329)

NOTE 8: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the three-month periods ended March 31, 2017 and 2016 were approximately as follows:

	Three-month periods ended March 31,
	2017	2016
United States	59%	68%
Europe	21%	19%
Other	20%	13%

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

On November 29, 2016, the Company entered into the Settlement Agreement with Jeff McCollum, or McCollum, to settle pending litigation between the Company and McCollum in the Superior Court of the State of California related to McCollum’s termination as an executive officer of the Company on September 8, 2014. In connection with the Settlement Agreement, McCollum surrendered to the Company a stock certificate representing 1,890,000 shares of the Company’s Common Stock, or the Shares, and for dismissal with prejudice of the cross-complaint and action against the Company brought by McCollum. The Company agreed to pay McCollum a total of $2,700,000. $1,000,000 of this total has already been paid as of January 18, 2017, of which the Company’s insurance carrier contributed $500,000. The remaining $1,700,000 will be paid in 48 equal monthly installments starting on July 1, 2017. The Company previously cancelled McCollum’s options to purchase up to 6,600,000 shares of the Company’s Common Stock at exercise prices of $0.15 or $0.31 per share. The Company cancelled the 1,890,000 Shares and thereafter the Company’s issued and outstanding common stock decreased by approximately 3%. During 2016, the Company recorded a loss on legal settlement of $2,200,000, net of the reimbursement of $500,000, which the Company received from its insurance carrier in December 2016. The outstanding settlement balance amounted to $1,700,000 as of March 31, 2017 pursuant to the Settlement Agreement, of which $318,750 has been classified as accounts payable and accrued expenses and $1,381,250 as other long-term liabilities, in the accompanying condensed consolidated balance sheet.

NOTE 10: SUBSEQUENT EVENTS

On May 10, 2017, the Company entered into a second amendment of the SaaS Capital Loan with SaaS Capital Funding II, LLC which adjusts the Minimum Adjusted EBITDA covenant in Schedule 6.17 of the SaaS Capital Loan from $0 to ($150,000) until August 31, 2017 to give the Company added flexibility in completing its hosting migration to a new platform and to allow for potentially augmented marketing and sales efforts.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2016. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our revenue model is based on a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees and royalties. Clients purchase annual or monthly subscriptions with an additional usage fee. A majority of our revenue is derived from clients in the United States but we have seen a 27% year on year growth in our client base outside of the United States during the three-month period ended March 31, 2017 when compared to the same period in 2016.

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

We experienced 2% year-over-year growth in revenue during the three-month period ended March 31, 2017 when compared to the same period in 2016. We experienced 12% year-over-year growth in monthly license fee revenue during the three-month period ended March 31, 2017 when compared to the same period in 2016. The organic growth has been a result of providing the marketing technology industry a comprehensive suite of marketing intelligence tools through innovation and what we believe to be a superior product and customer experience.

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

Results of Operations

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

			Increase/	Increase/
	Three-month periods ended		(Decrease)	(Decrease)
	March 31,		in $ 2017	in % 2017
	2017	2016	vs 2016	vs 2016

Revenues	$5,956,724	$5,864,018	$92,706	1.6%
Cost of revenues	1,545,345	1,932,123	(386,778)	-20.0%
Gross Profit	4,411,379	3,931,895	479,484	12.2%

Operating expenses:
Research and development	1,043,119	1,030,456	12,663	1.2%
Sales and marketing	1,216,490	992,878	223,612	22.5%
General and administrative	1,926,242	2,288,712	(362,470)	-15.8%
Total operating expenses	4,185,851	4,312,046	(126,195)	-2.9%

Operating income (loss)	225,528	(380,151)	(605,679)	-159.3%

Other income (expense):
Other (loss) income	(300)	9,459	(9,759)	-103.2%
Other expense	(280,452)	(212,549)	67,903	31.9%
Total other expenses	(280,752)	(203,090)	77,662	38.2%

Net loss	$(55,224)	$(583,241)	$(528,017)	-90.5%

Discussion of Results for Three-Month Periods Ended March 31, 2017 and 2016

Revenues

	Three Months Ended March 31,		%
	2017	2016	Change

Revenues	$5,956,724	$5,864,018	1.6%

We generate revenues from a monthly license fee, a usage fee (based on volume of clicks, impressions, or leads), a training and implementation fee, and in certain cases, professional services fees, and royalties. Our revenue breakdown for the three-month periods ended March 31, 2017 and 2016 were as follows.

	Three Months Ended March 31,		%
	2017	2016	Change

License	$4,934,156	$4,396,834	12.2%
Usage	797,431	944,343	-15.6%
Other	225,138	522,842	-56.9%
Total	$5,956,724	$5,864,018	1.6%

The increase in our software licensing revenues during the three-month period ended March 31, 2017, when compared to the same period in 2016, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from greater adoption and higher usage of our SaaS platform. Our monthly license fee revenue, which constitutes the contractually recurring portion of our revenue and comprises the bulk of our total revenue, or 83% during the three-month period ended March 31, 2017, increased approximately 12% when compared to the same period in 2016. Other revenue, which consists primarily of professional service fees and other partner revenue, decreased as a result of a concerted focus on increasing our contractually recurring portion of revenue. Our number of clients increased 9% during the three-month period ended March 31, 2017, when compared to the same period in 2016 and our average monthly license revenue per customer increased 3% during the three-month period ended March 31, 2017 when compared to the same period in 2016. The increase in the number of customers using our SaaS products and services during 2016 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher average monthly license revenues per customer is primarily due to higher market acceptance and adoption among our users, resulting in a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during the remainder of 2017.

Cost of Revenues

	Three Months Ended March 31,		%
	2017	2016	Change

Cost of revenues	$1,545,345	$1,932,123	-20.0%

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

During the three-month period ended March 31, 2017, when compared to the same period in 2016, cost of revenues decreased mainly as a result of net decreased web hosting fees. While hosting expenses, during this period, increased year over year, substantial credits received from one of our major hosting providers during the transition period to their platform resulted in a net decrease of approximately $250,000 in cost of revenues. We do not expect such credits to continue in the future. We believe that our cost of revenues will increase during the remainder of 2017.

We believe that our cost of revenues will increase at lower percentages than our anticipated increase in revenues, during the remainder of 2017.

Research and Development Expenses

	Three Months Ended March 31,		%
	2017	2016	Change

Research and development	$1,043,119	$1,030,456	1.2%

Research and development expenses consist primarily of personnel costs associated with the enhancement and the maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses remained consistent during the three-month period ended March 31, 2017, when compared to the same period in 2016.

We believe that our research and development expenses will slightly increase during the remainder of 2017 as we continue to enhance the features of our SaaS platform.

 Sales and Marketing Expenses

	Three Months Ended March 31,		%
	2017	2016	Change

Sales and marketing	$1,216,490	$992,878	22.5%

Sales and marketing expenses primarily consist of personnel costs associated with the sale and the marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The increase in sales and marketing expenses during the three-month period ended March 31, 2017, when compared to the same period in 2016, is primarily due to increased marketing spending in specific, higher return, marketing programs, trade shows and related expenses, both domestically and internationally, of approximately $220,000.

We believe that our sales and marketing expenses will increase gradually in 2017 as we continue to execute on proven marketing programs.

General and Administrative Expenses

	Three Months Ended March 31,		%
	2017	2016	Change

General and administrative	$1,926,242	$2,288,712	-15.8%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit and legal fees, as well as professional fees, insurance, investor relations, and other corporate expenses.

The decrease in general and administrative expenses during the three-month period ended March 31, 2017, when compared to the same period in 2016, is primarily due to higher expenses during the first quarter of 2016 of $140,000 related to legal expenses, $50,000 related to audit services, and $180,000 related to consulting services during the transition to our new management team.

We believe that our general and administrative expenses will increase during the remainder of 2017 at lower percentages than our anticipated increase in revenues as we continue to increase the scope of our operations.

Other (Loss) Income

	Three Months Ended March 31,		%
	2017	2016	Change

Other (loss) income	$(300)	$9,459	-103.2%

Other Income during the three-month period ended March 31, 2016 consisted mainly of the sale of non-inventory assets.

Other Expense

	Three Months Ended March 31,		%
	2017	2016	Change

Other expense	$280,452	$212,549	31.9%

Other expenses consist of interest charges and amortization of deferred financing costs associated with our loans.

The increase in interest expenses during the three-month period ended March 31, 2017 when compared to the same period in 2016, is primarily due to higher levels of borrowings we have made from time to time under the Line of Credit and debt issue costs related to the Agility and SaaS Capital Loans.

Liquidity and Capital Resources

	Ending balance at March 31,			Average balance during three months ended March 31,
	2017		2016	2017	2016
Cash	$513,641		$1,081,221	$1,096,884	$994,658
Restricted cash	50,000		-	50,000	-
Accounts receivable	2,322,942		2,093,909	2,276,276	1,963,458
Accounts payable and accrued expenses	1,910,041		2,414,458	2,274,525	2,325,604
Short term line of credit, net of deferred financing cost	2,221,312	(1)	4,544,030	2,130,129	4,571,236
Short term loan, net of deferred financing cost	445,628		625,000	476,248	312,500
Long term loan, net of deferred financing cost	4,515,359		-	4,551,793	-
Long term other liabilities	1,381,250		-	1,434,375	-

(1)	Short-term portion constitutes scheduled amortization payments for the next 12 months which create immediate access to additional borrowing availability equal to the amount of amortization payments

At March 31, 2017 and 2016, 42% and 56%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

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

In connection with the original Line of Credit, we issued to the Lender a warrant to purchase up to 46,875 shares of our Common Stock at an exercise price of $1.60 per share. The warrant expired on March 17, 2017. The fair value of the warrant amounted to $32,067. On March 27, 2015, in connection with an obligation under the Line of Credit when borrowings thereunder exceeded $3,000,000, we issued to the Lender a warrant to purchase 58,824 shares of our Common Stock at an exercise price of $1.53 per share. This warrant expires on March 27, 2018. The fair value of the warrant amounted to $37,289.

On May 5, 2016, we repaid the outstanding Line of Credit balance with the initial advance from our SaaS Capital Loan, which became effective on May 5, 2016.

Agility Loan

On March 11, 2016, we entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and was to originally mature, prior to amendment, on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of March 31, 2017, we were in compliance with these covenants. The Agility Loan requires a security interest in all of our personal property and intellectual property, second in priority to SaaS Capital Funding II, LLC.

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, we issued to Agility Capital a warrant to purchase up to 69,444 shares of our Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, of which $3,970 and $0 was expensed during the three-month periods ended March 31, 2017 and 2016, respectively.

On November 29, 2016, we entered into an amendment of our Agility Loan, or the Agility Loan Amendment, which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of our entering into the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance and shall accrue interest, expensed in the statement of operations. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, we issued to Agility Capital a warrant to purchase up to 187,500 shares of our Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, of which $9,791 and $0 was expensed during the three-month periods ended March 31, 2017 and 2016, respectively.

We owed $475,000 and $550,000 under the Agility Loan at March 31, 2017 and December 31, 2016, respectively.

Credit Facility - SaaS Capital Loan

On May 5, 2016, we entered into the SaaS Capital Loan, with SaaS Capital Funding II, LLC to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount of $5,000,000, on May 5, 2016, was used to repay the outstanding Line of Credit balance of $4,572,223. A facility fee of $80,000 was paid by us in connection with the initial advance and an additional $80,000 is payable on May 5, 2017. Additionally, the Company incurred initial financing costs of $160,000 which was capitalized as deferred financing costs, of which $13,333 and $0 was expensed during the three-month periods ended March 31, 2017 and 2016, respectively.

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of March 31, 2017, we were in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. We granted SaaS Capital Funding II, LLC a security interest in all of our personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between us and SaaS Capital Funding II, LLC.

On May 5, 2016, in connection with the SaaS Capital Loan, we issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of our common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date our equity securities are first listed for trading on NASDAQ. We paid approximately $169,000 in financing costs through December 31, 2016. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, of which $31,927 and $0 was expensed during the three-month periods ended March 31, 2017 and 2016, respectively.

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

We owed $7,120,394 and $7,056,942 under the SaaS Capital Loan at March 31, 2017 and December 31, 2016, respectively.

Changes in Cash Flows

	Three-month periods ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(55,224)	$(583,241)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	169,028	264,080
Amortization of deferred financing cost	59,807	138,366
Provision for bad debt	2,386	20,929
Fair value of options and warrants	219,700	441,159
Loss on sale and disposal of fixed assets	902	-
Changes in operating assets and liabilities:
Accounts receivable	(95,718)	(281,831)
Prepaid expenses	(140,115)	22,243
Accounts payable and accrued expenses	(860,096)	178,075
Deferred revenues	40,583	9,201
Other assets	(813)	9,418
Net cash (used in) provided by operating activities	(659,560)	218,399

Cash flows from investing activities:
Capitalized software for internal use	(515,454)	(475,000)
Capital expenditures	(9,799)	-
Proceeds from sale of assets	795	4,692
Net cash used in investing activities	(524,458)	(470,308)

Cash flows from financing activities:
Principal repayment of credit facility and loan	(486,548)	(62,777)
Proceeds from credit facility	500,000	625,000
Payment of financing costs	-	(130,000)
Net cash provided by financing activities	13,452	432,223

Effect of exchange rate changes on cash	4,080	(7,188)

Net (decrease) increase in cash	(1,166,486)	173,126

Cash, beginning of period	1,680,127	908,095

Cash, end of period	$513,641	$1,081,221

Comparison of three months ended March 31, 2017 to March 31, 2016

As of March 31, 2017, we had cash of approximately $515,000.

Net cash used in operating activities was approximately $660,000 during the three-month period ended March 31, 2017 compared to net cash provided by operations of approximately $220,000 during the same period in 2016. The change in operating cash flow was primarily due to a decrease in accounts payable and accrued expenses. This occurred as a result of a December 2016 accrual of $500,000 related to the Litigation Settlement payment and shorter outstanding payable time during the three-month period ended March 31, 2017 when compared to the same period in 2016.

Net cash used in investing activities was approximately $525,000 for the three-month period ended March 31, 2017 compared to $470,000 for the same period in 2016. The increase in capitalization of development costs for internal-use software of $40,000 and capital expenditures of approximately $10,000 accounted for the increase in cash used in investing activities.

Net cash provided by financing activities was approximately $13,000 for the three-month period ended March 31, 2017 compared to $430,000 for the same period in 2016. The decrease in cash provided by financing activities is primarily due to approximately $425,000 in higher principal payments made towards our line of credit during the three-month period ended March 31, 2017 when compared to the same period in 2016.

Exercise of warrants and options

There were no proceeds generated from the exercise of warrants or options during the three-month period ended March 31, 2017.

Other outstanding obligations at March 31, 2017

Warrants

As of March 31, 2017, 7,719,341 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of March 31, 2017, 10,467,500 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

Amendment to Credit Facility

Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 1.01 “Entry into a Material Definitive Agreement” of Form 8-K in lieu of filing a Form 8-K.

On May 10, 2017, we entered into a second amendment, or the Amendment, of the SaaS Capital Loan with SaaS Capital Funding II, LLC. The Amendment adjusts the Minimum Adjusted EBITDA covenant in Schedule 6.17 of the SaaS Capital Loan from $0 to ($150,000) until August 31, 2017 to give us added flexibility in completing our hosting migration to a new platform and to allow for potentially augmented marketing and sales efforts. The description of the Amendment is not complete and is subject to and qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.

Item 6.  Exhibits

10.1	Second Amendment to Loan and Security Agreement between Accelerize Inc. and SaaS Capital Funding II, LLC, dated as of May 10, 2017.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE INC.

Dated: May 11, 2017	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2017	By:	/s/ Anthony Mazzarella
Anthony Mazzarella
Chief Financial Officer
(Principal Financial Officer)