Form 10-K
period 2017-12-31
Accelerize Inc.
filed 2018-03-27
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

Commission file number 000-52635

ACCELERIZE INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3858769
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company [X]
(Do not check if a smaller reporting company)
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

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2017, the registrant's most recently completed second fiscal quarter, was $16,351,955. For purposes of this calculation, an aggregate of 10,776,526 shares of Common Stock were held by the directors and officers of the registrant on June 30, 2017 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of March 27, 2018: 65,939,709

In this Annual Report on Form 10-K, the terms the “Company,” “Accelerize,” “we,” “us” or “our” refers to Accelerize Inc., unless the context indicates otherwise.

 Documents Incorporated by Reference: None

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE,” “EXPECT,” “ANTICIPATE,” “INTEND,” “PLAN,” “ESTIMATE,” “MAY,” “PREDICT,” “WILL,” “POTENTIAL,” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. FOR EXAMPLE, WHEN WE DISCUSS OUR EXPECTATIONS THAT OUR REVENUES WILL INCREASE IN 2018, OUR INTENTIONS TO GROW REVENUES BY INVESTING IN SALES AND MARKETING EFFORTS, OUR SPENDING ON RESEARCH AND DEVELOPMENT, TRAINING, ACCOUNT MANAGEMENT AND SUPPORT PERSONNEL, THE INTERNET MARKET TRENDS, AND SPECIFICALLY, THE GROWTH IN ON-LINE ADVERTISING, PERFORMANCE BASED MARKETING, AND SOFTWARE-AS-A-SERVICE, AND OUR EXPECTATIONS BASED ON SUCH TRENDS, WE ARE USING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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

ACCELERIZE INC.

2017 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

Overview

We own and operate CAKE and getcake.com, a marketing technology company that provides a proprietary solution for advanced analytics, attribution and campaign optimization for digital marketers. Our powerful software-as-a service, or SaaS, is an enterprise solution that has been an industry standard for advertisers, agencies, networks and publishers to measurably analyze and improve digital advertising spend. We currently have over 500 customers driving billions of consumer actions monthly through the CAKE enterprise platform.

In late 2017, we introduced Journey by CAKE, a new product family created specifically for brand advertisers and digital agencies. Journey by CAKE is a cloud-based solution that collects and analyzes customer journey data using multi-touch attribution for marketing campaign optimization. Journey by CAKE delivers accurate and actionable insights about the previously missing steps of the anonymous customer journey. With this extended view into vital customer interactions, Journey provides the intelligence needed to move unknown consumers to known customers, boosting campaign performance and return on advertising spend (RoAS). The main features are: Insights, a centralized dashboard which provides valuable customer journey insights that drive real-time decisions; Attribution, campaign spend optimization based on positional and data-driven attribution of key steps in the customer journey; and Connections, seamless integrations with digital media and marketing tools which make collecting customer journey data easier than ever. Journey by CAKE enables brands to move beyond the confines of siloed data and provides customer journey analytics for marketers, in real time.

On January 12, 2017, we announced that the CAKE platform was significantly enhanced with a new unified technical architecture and platform to collect and support high-traffic volumes. Now our industry-leading technology not only gathers granular information about the customer path to conversion, but also leverages data science and machine learning to further understand and maximize RoAS. Additionally, our patent-pending algorithmic attribution for predictive analytics clearly and accurately show marketers how to optimize campaigns. These new capabilities enhance our existing rules-driven attribution to programmatically allow marketers to analyze complex customer journeys; arming advertisers with more actionable insights needed to effectively measure the true impact of each media channel and maximize revenue for any given level of spending.

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

Our revenue model is based on monthly recurring license fees, usually pursuant to an annual contract. The contracts typically include a prescribed volume of clicks, impressions, or other events, and are subject to overage charges for volumes in excess of the included amounts. We also charge training and implementation fees, and in certain cases, professional services fees and royalties. A majority of our revenue is derived from clients in the United States but we have seen a 13% year on year growth in our client base outside of the United States. During November 2012, we formed Cake Marketing UK Ltd, or the Subsidiary, a private limited company, which is our wholly-owned subsidiary located in the United Kingdom in order to better provide our services in the European market.

Our business is currently headquartered in Newport Beach, California, with operations in Santa Monica, California, London, England and New Delhi, India, allowing us to provide global support to our client base. The CAKE platform supports multiple languages and currencies so online marketers can track the performance of their marketing campaigns and better target their digital spend on a global scale.

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow, and we can foresee some savings in infrastructure cost due to economies of scale. In addition, development resources were required to continue to enhance our products. Those resources were used to extend our software platform and to create deeper integrations to third-party technologies that include, but are not limited to, Google AdWords, Bing Ads, Facebook, DoubleClick Campaign Manager (DCM), Marketo and others.

We intend to continue to grow revenues by investing in sales, marketing, and product development and innovation. We allocated a portion of our marketing budget to being present at tradeshows, securing coverage in industry publications, and providing the support documentation required by sales initiatives. Additional efforts will be made to speak at industry events, write for media outlets and implement digital marketing campaigns, increasing awareness of the CAKE solutions and the thought leadership driving product development.

Our principal offices are located at 20411 SW Birch Street, Suite 250, Newport Beach, CA 92660. Our telephone number there is: (949) 548-2253. Our corporate website is: www.accelerize.com, the contents of which are not part of this annual report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "ACLZ."

Industry and Market Opportunity

●

International Data Corporation, or IDC, research shows that worldwide spending on public cloud services and infrastructure will reach $122.5 billion for 2017, an increase of 24.4% over 2016. Over the 2015-2020 forecast period, overall public cloud spending will experience a 21.5% compound annual growth rate (CAGR) – nearly seven times the rate of overall IT spending growth. By 2020, IDC forecasts public cloud spending will reach $203.4 billion worldwide.

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

We own and operate CAKE, and getcake.com, a marketing technology that provides a comprehensive suite of innovative marketing intelligence tools. Our powerful SaaS is an enterprise solution that has been an industry standard for advertisers, agencies, networks and publishers to measurably analyze and improve digital marketing spend. We currently have over 500 customers driving billions of consumer actions monthly through the CAKE enterprise platform.

Our newest product, Journey by CAKE, unifies the tracking, attribution and optimization of digital marketing spend across search, display, email, video, social, affiliate and other marketing channels. Journey by CAKE enables brands to move beyond the confines of siloed data and provides customer journey analytics for marketers, in real-time. Our industry-leading technology not only gathers granular information about the customer path to conversion, but also leverages data science and machine learning to further understand and maximize RoAS. Additionally, our patent-pending algorithmic attribution for predictive analytics clearly and accurately show marketers how to optimize campaigns. These new capabilities enhance our existing rules-driven attribution to programmatically allow marketers to analyze complex customer journeys; arming advertisers with more actionable insights needed to effectively measure the true impact of each media channel and maximize revenue for any given level of spending.

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

How we market our services

We use our internal sales force to market CAKE and Journey by CAKE to digital marketers. Additionally, we market our software through www.getcake.com and www.marketingintelligence.com; attend industry trade shows and events; as well as implement public relations and content marketing campaigns.

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

On September 12, 2016, we filed a provisional patent application with the U.S Patent and Trademark Office covering technology of an algorithmic attribution analytics server and method. On July 26, 2017, we filed a provisional patent application with the U.S Patent and Trademark Office covering technology of a tuple-based method for data encoding and prediction for sequential data machine learning models. We also have a Service Mark (Reg. No. 4,225,522) issued on October 16, 2012 by the U.S. Patent and Trademark Office which consists of geometric shapes arranged to resemble a multi-layered slice of cake.

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

Competitors for Journey by CAKE are specific to the product’s functionality. For attribution, our competitors include Google/Adometry, AOL/Convertro and Neilsen/Visual IQ. For analytics and data visualization competitors include Oragami Logic and Beckon. For advertisers that advertise within an affiliate channel, but that want direct relationships with their publishers, ADS/Conversant and Rakuten/Linkshare offer service-based solutions, but do not provide software.

Many of our SaaS competitors have significantly greater capital, technology, resources and brand recognition than we do. We differentiate from our competition by providing an enterprise-level, proprietary, cloud-based tracking, attribution and analytics solution. Most competitors have single channel solutions or have a services model.

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

Employees

As of December 31, 2017, we had 93 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

Item 1A. Risk Factors

Our business faces risks.  If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. Our investors and prospective investors should consider the following risks and the information contained under the heading "Cautionary Statement Concerning Forward Looking Statements" before deciding to invest in our common stock.

Our resources are limited and it may impact how we implement our growth strategy which may impact our operations.

Our resources are limited. Our working capital deficiency at December 31, 2017 amounts to approximately $3,601,000. As we implement our growth strategy, poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase as we continue to develop and implement our products and services. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses, or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We have a history of losses.

We have a history of losses and negative cash flows from operations. We had a net loss of approximately $2.4 million in 2017 and a net loss of approximately $3.9 million in 2016. Our operations have been financed primarily through proceeds from the issuance of equity and use of a credit facility. We may continue to incur losses in the future.

We have substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2017, we had total debt outstanding of approximately $9.3 million, of which $5.0 million is long term and $4.3 million is short term.

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

We have invested a substantial amount of time and money in developing and launching our proprietary platform which has resulted in annual revenues of approximately $24.1 million in 2017. We may have difficulties in reaching market acceptance due to potential technical delays and malfunctions which may result in additional expenses and our continual increase in market acceptance will require additional sales, marketing and other customer-acquisition support expenses.

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

Our future performance and success is heavily dependent upon the continued active participation of our current senior management team, including our President and Chief Executive Officer, Brian Ross, our Chief Financial Officer, Anthony Mazzarella, our Chief Operating Officer and President of our CAKE division, Santi Pierini, our Senior Vice President of Product Development, Paul Dumais, and our General Counsel and Secretary, Damon Stein. The loss of any of their services could have a material adverse effect on our business development and our ability to execute our growth strategy, resulting in loss of sales and a slower rate of growth. We do not maintain any "key person" life insurance for any of our employees.

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

Dilutive securities may adversely impact our stock price.

As of March 27, 2018, the following securities exercisable into shares of our Common Stock were outstanding:

●	11,469,341 shares of Common Stock issuable pursuant to the exercise of warrants

●	8,302,500 shares of Common Stock issuable pursuant to the exercise of options

These securities represent, as of March 27, 2017, approximately 23% of our Common Stock on a fully diluted, as exercised basis. 6,750,000 of the shares of Common Stock issuable pursuant to the exercise of warrants are beneficially owned by our management. The exercise of any of these options or warrants, both of which have fixed prices, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

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

There are generally no restrictions on the resale of our outstanding Common Stock.  Sales by existing shareholders may depress the share price of our Common Stock and may impair our ability to raise additional capital through the sale of equity securities when needed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

In August 2017, we entered into an amendment to our original January 2014 lease agreement with Ferrado Bayview, LLC relating to the lease of our current office space at 20411 SW Birch Street, Newport Beach, California 92660.  Pursuant to the lease amendment, effective March 1, 2018, the premises shall be expanded to include an additional 1,332 usable square feet such that the premises shall consist of 11,728 usable square feet in the aggregate. In addition, pursuant to the terms of the lease amendment, we extended the term of the lease agreement until June 30, 2023. Commencing on March 1, 2018, the initial base rent for the premises will be $38,702 per month for the first year and increasing to $44,566 per month by the end of the term.

In October 2016, we entered into an office sublease agreement, as an amendment to our original sublease agreement of May 2014, to lease 1,589 usable square feet of additional office space adjacent to our corporate headquarters in Newport Beach. The sublease was for a term of 21 months, commenced on June 1, 2016 and ended in February 2018. The initial base rent for the sublease was $4,131 per month. We also paid a 5.33% share of the premises’ operating expense over the term of the sublease.

In July 2014, our Subsidiary entered into a five-year lease for certain office space in a business center in London, England, which commenced on July 30, 2014. The base rent is GBP 89,667 (approximately $120,000) per year and the estimated service charges for the lease are GBP 45,658 (approximately $60,000) per year. We moved the business of our Subsidiary into this space during July 2014.

In August 2017, we entered into a one-year lease for approximately 1,095 square feet of office space in Santa Monica, California. This facility is used for administrative purposes.  Under the terms of the lease, we are required to pay a monthly base rent of $1,000 and an additional monthly rent of $100 for operating expenses.

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

Fiscal Year Ended December 31, 2016	High	Low

Quarter Ended March 31, 2016	$0.50	$0.28
Quarter Ended June 30, 2016	$0.49	$0.21
Quarter Ended September 30, 2016	$0.52	$0.26
Quarter Ended December 31, 2016	$0.55	$0.29

Fiscal Year Ended December 31, 2017	High	Low

Quarter Ended March 31, 2017	$0.58	$0.33
Quarter Ended June 30, 2017	$0.39	$0.28
Quarter Ended September 30, 2017	$0.38	$0.26
Quarter Ended December 31, 2017	$0.32	$0.25

Stockholders

As of March 27, 2017, there were 696 stockholders of record of our Common Stock.

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

Unregistered Issuance of Securities

On December 14, 2017, we sold to an investor 416,667 shares of our Common Stock at a purchase price of $0.30 per share. This sale was exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, or the Securities Act, and Rule 506(b) of Regulation D promulgated thereunder, as not involving any public offering.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview

We own and operate CAKE and getcake.com, a marketing technology company that provides a proprietary solution for advanced analytics, attribution and campaign optimization for digital marketers. Our powerful software-as-a service, or SaaS, is an enterprise solution that has been an industry standard for advertisers, agencies, networks and publishers to measurably analyze and improve digital advertising spend. We currently have over 500 customers driving billions of consumer actions monthly through the CAKE enterprise platform.

Our revenue model is based on monthly recurring license fees, usually pursuant to an annual contract. The contracts typically include a prescribed volume of clicks, impressions, or other events, and are subject to overage charges for volumes in excess of the included amounts. We also charge training and implementation fees, and in certain cases, professional services fees and royalties. A majority of our revenue is derived from clients in the United States but we have seen a 13% year on year growth in our client base outside of the United States.

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate more spending in these areas while we continue to grow, and we can foresee some savings in infrastructure cost due to economies of scale. In addition, development resources were required to continue to enhance our products. Those resources were used to extend our software platform and to create deeper integrations to third-party technologies that include, but are not limited to, Google AdWords, Bing Ads, Facebook, DoubleClick Campaign Manager (DCM), Marketo and others.

We intend to continue to grow revenues by investing in sales, marketing, and product development and innovation. We allocated a portion of our marketing budget to being present at tradeshows, securing coverage in industry publications, and providing the support documentation required by sales initiatives. Additional efforts will be made to speak at industry events, write for media outlets and implement digital marketing campaigns, increasing awareness of the CAKE solutions and the thought leadership driving product development.

Results of Operations

ACCELERIZE INC.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,		Increase/ (Decrease) in $ 2017	Increase/ (Decrease) in % 2017
	2017	2016	vs 2016	vs 2016

Revenue:	$24,104,624	$23,753,446	351,178	1.5%
Cost of revenues	9,066,896	8,230,420	836,476	10.2%
Gross Profit	15,037,728	15,523,026	(485,298)	-3.1%

Operating expenses:
Research and development	4,414,112	4,023,879	390,233	9.7%
Sales and marketing	4,378,588	3,606,875	771,713	21.4%
General and administrative	7,349,754	8,343,849	(994,095)	-11.9%
Litigation settlement	-	2,200,000	(2,200,000)	100.0%
Total operating expenses	16,142,454	18,174,603	(2,032,149)	-11.2%

Operating loss	(1,104,726)	(2,651,577)	(1,546,851)	-58.3%

Other income (expense):
Other income	748	20,833	(20,085)	-96.4%
Interest expense	(1,214,476)	(1,220,840)	6,364	0.5%
Loss on extinguishment of debt	(106,034)	-	(106,034)	100.0%
Total other (expense)	(1,319,762)	(1,200,007)	119,755	10.0%

Net loss	$(2,424,488)	$(3,851,584)	$(1,427,096)	-37.1%

Revenues

	Years ended December 31,		%
	2017	2016	Change

Revenues	$24,104,624	$23,753,446	1.5%

We generate revenues from monthly recurring license fees, overage fees (based on volume of clicks, impressions, or leads), training and implementation fees, and in certain cases, professional services fees and royalties. Our revenue breakdown for 2017 and 2016 were as follows.

	Years ended December 31,		%
	2017	2016	Change

License	$19,493,173	$18,326,571	6.4%
Overage	3,672,219	3,721,078	-1.3%
Other	939,232	1,705,797	-44.9%
Total	$24,104,624	$23,753,446	1.5%

The increase in our software licensing revenues during 2017, when compared to the prior year, is due to the increased number of customers using our SaaS products and services, as well as increased monthly revenues from our existing customers resulting from greater adoption and higher usage of our SaaS platform. Our monthly license fee revenue, which constitutes the contractually recurring portion of our revenue and comprises the bulk of our total revenue, or 81% in 2017, increased 6.4% when compared to 2016. Other revenue, which consists primarily of professional service fees and other partner revenue, decreased as a result of a concerted focus on increasing our contractually recurring portion of revenue. Our number of clients increased 6% during 2017 when compared to the prior year and our average monthly license revenue per customer increased 1% during 2017 when compared to 2016. The increase in the number of customers using our SaaS products and services during 2017 is primarily due to the increased resources we have devoted to customer acquisition for our SaaS products. The higher average monthly revenues from our existing customers is primarily due to higher market acceptance and adoption among our users, resulting in a higher volume of transactions.

We believe that our SaaS revenues will continue to increase during 2018.

Cost of Revenues

	Years ended December 31,		%
	2017	2016	Change

Cost of Revenues	$9,066,896	$8,230,420	10.2%

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

During 2017, cost of revenues significantly increased reflecting the higher web hosting fees incurred to support our increased number of clients and platform usage, which increased by approximately $1,300,000.

We believe that our cost of revenues will continue to increase in 2018, but at lower percentages than experienced in 2017.

Research and Development Expenses

	Years ended December 31,		% Change
	2017	2016

Research and development	$4,414,112	$4,023,879	9.7%

Research and development expenses consist primarily of personnel costs associated with the enhancement and maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses increased during 2017, when compared to the prior year, mainly due to decreased capitalization of software development costs of approximately $285,000 and an increase in the employer portion of retirement plan contributions of approximately $70,000.

We believe that our research and development expenses will increase gradually during 2018 as we continue to enhance the features of our SaaS platform.

Sales and Marketing Expenses

	Years Ended December 31,		% Change
	2017	2016

Sales and marketing	$4,378,588	$3,606,875	21.4%

Sales and marketing expenses consist primarily of personnel costs associated with the sales and marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The increase in sales and marketing expenses during 2017, when compared to the prior year, is primarily due to increased personnel costs of approximately $385,000 and increased spending in specific, higher return, marketing programs and trade shows of approximately $450,000. These marketing costs were related mostly to Journey by CAKE, our new product for brand advertisers and digital agencies.

We believe that our sales and marketing expenses will increase slightly in 2018 at lower percentages than our anticipated increase in revenues.

General and Administrative Expenses

	Years Ended December 31,		% Change
	2017	2016

General and administrative	$7,349,754	$8,343,849	-11.9%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

The decrease in general and administrative expenses during 2017, when compared with the prior year, is due mainly to a decrease in legal and consulting services of approximately $725,000, and stock-based compensation and warrant expense of approximately $325,000.

We believe that our general and administrative expenses will increase in 2018 at lower percentages than our anticipated increase in revenues.

Litigation Settlement

	Years Ended December 31,		% Change
	2017	2016

Litigation settlement	$-	$2,200,000	100.0%

Litigation settlement expense consists of a one-time expense of $2,200,000 incurred, as a result of a settlement agreement and release entered into with Jeff McCollum, a former officer, or the Settlement Agreement, on November 29, 2016.

We incurred no expenses as a result of this settlement in 2017.

Other Income

	Years Ended December 31,		% Change
	2017	2016

Other income	$748	$20,833	-96.4%

Other income during 2016 consisted mainly of the sale of non-inventory assets and credit card program cash back payments.

Other Expenses

	Years Ended December 31,		% Change
	2017	2016

Other expenses	$1,214,476	$1,220,840	0.5%

Other expenses consist of interest charges and amortization of deferred financing costs associated with our loans.

The increase in interest expenses during 2017, when compared to the prior year, is due to debt issue costs related to the Agility Loan.

Loss on Extinguishment of Debt

	Years Ended December 31,		% Change
	2017	2016

Loss on extinguishment of debt	$106,034	$-	100.0%

Loss on extinguishment of debt in 2017 is due to the difference in fair value of financing cost related to the Agility Loan (as hereinafter defined) and actual financing cost which was fully expensed at December 31, 2017.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis which implies we will continue to meet our obligations for the next 12 months as of the date these financial statements are issued.

We had a working capital deficit of $3,601,164 and an accumulated deficit of $31,542,684 as of December 31, 2017.  We also had a net loss of $2,424,488 and cash used in operating activities of $1,470,182.

On January 25, 2018, we entered into a non-revolving term credit agreement to borrow up to $7,000,000 (see Note 10 to our financial statements).

While our management’s projected cash flows are forecasted to be sufficient to meet our obligations over the next 12 months, our management believes it is prudent to continue our capital raising efforts in case our forecast is not achieved. Our plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from revenue growth, and managing and reducing operating and overhead costs.  However, we cannot provide any assurances that we will be successful in accomplishing our plans. We also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis.

However, based upon the January 25, 2018 credit agreement and an evaluation of our projected cash flows through March 31, 2019, our management believes that we are a going concern.

	Ending balance at December 31,		Average balance during years ended December 31,
	2017	2016	2017	2016
Cash	$166,883	$1,680,127	$923,505	$1,294,111
Restricted cash	50,000	50,000	50,000	25,000
Accounts receivable	2,692,636	2,229,610	2,461,123	2,031,309
Accounts payable and accrued expenses	2,479,083	2,639,008	2,559,046	2,437,879
Short term credit facility, net of deferred financing cost	3,055,812	2,038,946	2,547,379	3,318,694
Short term portion of promissory notes and short-term loan, net of deferred financing cost	1,224,194	506,867	865,531	253,434
Long term loan, net of deferred financing cost	4,402,988	4,588,227	4,495,608	2,294,114
Long term portion of promissory notes, net of deferred financing costs	267,938	-	133,969	-
Long term other liabilities	1,062,500	1,487,500	1,275,000	743,750

At December 31, 2017 and 2016, 38% and 54%, respectively, of our total assets consisted of cash, cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity historically include the sale of our securities and borrowings from our credit facility.

We do not have any material commitments for capital expenditures of tangible items.

Line of Credit

On September 30, 2014, we entered into an amendment of our line of credit, or Line of Credit, with Pacific Western Bank, as successor in interest by merger to Square 1 Bank, or the Lender, to borrow up to a maximum of $6,000,000 at our discretion, an increase from up to $3,000,000 that we were permitted to borrow under the original Line of Credit entered into on March 17, 2014. Amounts borrowed accrued interest at the prime rate in effect from time to time plus 1.25%, not to be less than 5.5% per annum, provided that in no event shall the accrued interest payable with respect to any month be less than $10,000. Accrued interest on amounts borrowed was payable monthly. All other amounts borrowed were to be payable in full on the maturity date of March 17, 2016; however, this date was extended by the Lender until May 31, 2016. This maturity extension was granted concurrently with a waiver issued by the Lender pursuant to an amendment to the Line of Credit on March 11, 2016, which amendment waived any default due to breach of the Line of Credit minimum liquidity covenant during the specified time period, adjusted the Minimum Adjusted EBITDA covenant, and reduced the credit limit to $5,135,000. A condition precedent to the waiver was the funding of the $625,000 subordinated loan from Agility Capital II, LLC, or Agility Capital, which funded on March 11, 2016.

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

Agility Loan

On March 11, 2016, we entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and matures on March 31, 2017, or the Agility Loan. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2016, we were in compliance with these covenants. The Agility Loan requires a security interest in all of our personal property and intellectual property, second in priority to SaaS Capital Funding II, LLC.

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, we issued to Agility Capital a warrant to purchase up to 69,444 shares of our Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, of which $3,970 and $11,910 was expensed at December 31, 2017 and 2016, respectively.

On November 29, 2016, we entered into an amendment of our Agility Loan, or the Agility Loan Amendment, which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of the entering into the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance and shall accrue interest, expensed in the statement of operations. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, we issued to Agility Capital a warrant to purchase up to 187,500 shares of our Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, of which $39,163 and $3,264 was expensed at December 31, 2017 and 2016, respectively.

On August 14, 2017, we entered into a consent to waiver of the Agility Loan, to permit the issuance of promissory notes to lenders, as further described below.

On November 8, 2017, we entered into a third amendment, or the Third Amendment, of the Agility Loan whereby Agility Capital agreed to loan an additional $300,000, or the Additional Loan, to us, such that the aggregate principal amount owing to Agility Capital as of November 9, 2017 was $625,000. The Third Amendment extended the maturity date of the Agility Loan from December 31, 2017 to December 31, 2018. A loan modification fee of $125,000 was deducted from the Additional Loan amount. This arrangement was treated as a substantial modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was greater than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt extinguishment and reissuance of a new debt instrument, with the fair value of $606,034 and therefore recorded $106,034 as a loss on debt extinguishment.  The carrying value of the $625,000 did not change as a result of the extinguishment since the discounts recognized at inception of these new notes were fully amortized at the time of the issuance.

During 2017, we borrowed $175,000, net of modification fees, from the Agility Loan, and made principal payments of $250,000.

We owed $600,000 and $550,000 under the Agility Loan at December 31, 2017 and 2016, respectively.

Credit Facility - SaaS Capital Loan

On May 5, 2016, we entered into a Loan and Security Agreement, or the SaaS Capital Loan, with SaaS Capital Funding II, LLC, or SaaS Capital, to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount of $5,000,000, on May 5, 2016, was used to repay the outstanding Line of Credit balance of $4,572,223. A facility fee of $80,000 was paid by us in connection with the initial advance and an additional $80,000 was paid in May 2017.

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2017, we were in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. We granted SaaS Capital Funding II, LLC a security interest in all of our personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between us and SaaS Capital.

On May 5, 2016, in connection with the SaaS Capital Loan, we issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital, a warrant to purchase up to 1,333,333 shares of our common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date our equity securities are first listed for trading on NASDAQ. We paid approximately $169,000 in financing costs through December 31, 2016. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, of which $127,709 and $85,139 was expensed at December 31, 2017 and 2016, respectively.

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

On May 10, 2017, we entered into a second amendment of the SaaS Capital Loan with SaaS Capital which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($150,000) until August 31, 2017 to give us added flexibility in completing our hosting migration to a new platform and to allow for potentially augmented marketing and sales efforts.

On June 16, 2017, we entered into a third amendment of the SaaS Capital Loan with SaaS Capital to provide that any advance made within 6 months of the final advance date will be for a 36-month period with interest only payments due from the date of advance until the final advance date.

On August 14, 2017, we entered into a fourth amendment of the SaaS Capital Loan with SaaS Capital to permit the issuance of promissory notes to lenders, as further described below.

On November 8, 2017, we entered into a fifth amendment, or the Fifth Amendment, of the SaaS Capital Loan with SaaS Capital which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($170,000) until October 31, 2017, to ($150,000) from November 1, 2017 to December 31, 2017, to ($100,000) from January 1, 2018 to May 31, 2018, to ($50,000) from June 1, 2018 to August 31, 2018, and to $0 thereafter. The Fifth Amendment added a new minimum liquidity covenant for a cash balance of $600,000 effective January 31, 2018. The Fifth Amendment also memorialized SaaS Capital’s waiver of the Minimum Adjusted EBITDA covenant for September 2017. In connection with the Fifth Amendment, we agreed to pay to SaaS Capital Funding II, LLC a fee of $375,000 upon the payment in full of all outstanding advances.

During 2017, we borrowed $2,703,000 from the SaaS Capital Loan, and made principal payments of $2,055,558.

We owed $7,704,384 under the SaaS Capital Loan at December 31, 2017.

Promissory Notes

On August 14, 2017, we borrowed an aggregate of $1,000,000 from seven lenders, or the Lenders, and issued promissory notes, or the Promissory Notes, for the repayment of the amounts borrowed. The Lenders are all accredited investors, certain of the Lenders are our shareholders, one of the Lenders is an affiliate of our director, Greg Akselrud, and two of the lenders are each affiliated with a partner of Mr. Akselrud’s in the law firm of Stubbs Alderton and Markiles, LLP. The Promissory Notes are unsecured, have a maturity date of August 14, 2019 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. We also issued to the Lenders three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share.

Changes in Cash Flows

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,424,488)	$(3,851,584)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	707,081	761,276
Impairment of fixed assets	-	273,859
Amortization of deferred financing cost	249,125	239,707
Provision for bad debt	(116,511)	(45,612)
Fair value of options and warrants	862,859	1,268,097
Loss from litigation settlement	-	2,200,000
Non-cash expenses	-	424,920
(Gain) loss on sale of fixed assets	10,027	(290)
Amortization of debt discount fair value	18,966	-
Loss on debt extinguishment	106,034	-
Changes in operating assets and liabilities:
Accounts receivable	(346,515)	(350,991)
Prepaid expenses	(150,156)	(158,266)
Restricted Cash	-	(50,000)
Accounts payable and accrued expenses	(612,543)	(455,242)
Deferred revenues	246,487	43,014
Other assets	(20,548)	22,024
Net cash (used in) provided by operating activities	(1,470,182)	320,912

Cash flows used in investing activities:
Capitalized software for internal use	(1,713,759)	(1,997,759)
Capital expenditures	(63,429)	(20,206)
Proceeds from sale of assets	895	7,142
Net cash used in investing activities	(1,776,293)	(2,010,823)

Cash flows provided by financing activities:
Principal repayments of credit facility	(2,055,558)	(355,835)
Proceeds from credit facility	2,703,000	3,003,105
Proceeds from promissory notes	1,000,000	-
Proceeds from sale of common stock	125,000	-
Proceeds from short-term loan	175,000	-
Repayments of short-term loan	(250,000)	-
Payment of financing costs	-	(129,678)
Net cash provided by financing activities	1,697,442	2,517,592

Effect of exchange rate changes on cash	35,789	(55,649)

Net increase (decrease) in cash	(1,513,244)	772,032

Cash, beginning of year	1,680,127	908,095

Cash, end of year	$166,883	$1,680,127

Comparison of Year Ended December 31, 2017 to December 31, 2016

As of December 31, 2017, we had cash of approximately $170,000.

Net cash used in operating activities was approximately $1,470,000 for the year ended December 31, 2017 compared to net cash provided by operations of approximately $320,000 for the same period in 2016. The change in operating cash flow was primarily due to the loss from the Settlement Agreement in 2016.

Net cash used in investing activities was $1.8 million for the year ended December 31, 2017 compared to $2.0 million for the same period in 2016. The decrease in capitalization of development costs for internal-use software of approximately $280,000 accounted for the majority of the decrease.

Net cash provided by financing activities was $1.7 million for the year ended December 31, 2017 compared to $2.5 million for the same period in 2016. The decrease in cash provided by financing activities is primarily due to $2.0 million higher principal repayments of our credit facility and short-term loan, offset by $1.0 million net proceeds from issuance of the Promissory Notes in 2017.

Exercise of warrants and options

We had no proceeds generated from the exercise of options or warrants during 2017 or 2016.

Other outstanding obligations at December 31, 2017

Warrants

As of December 31, 2017, 11,469,341 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of December 31, 2017, 8,302,500 shares of our Common Stock are issuable pursuant to the exercise of options.

Stock awards

As of December 31, 2017, 120,000 shares of our Common Stock are subject to the vesting of stock awards.

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

Useful Lives of Long-Lived Assets

We amortize our fixed assets, such as capitalized software for internal use, over their useful lives. We exercise judgment in determining the useful lives of such assets based on our historical experience.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2017 (the end of the period covered by this report).

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2017. Management has not identified any material weaknesses in our internal control over financial reporting as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of March 27, 2018:

Name	Age	Position
Brian Ross	43	Chairman of the Board, President, Chief Executive Officer, Treasurer
Anthony Mazzarella	60	Chief Financial Officer, Executive Vice President
Santi Pierini	54	Chief Operating Officer, President of our CAKE division
Damon Stein	42	General Counsel and Secretary
Paul Dumais	54	Senior Vice President Product Development
Mario Marsillo Jr.	49	Director
Gregory Akselrud	42	Director

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

Paul Dumais. Mr. Dumais was appointed as our Senior Vice President Product Development in November 2017. Mr. Dumais joined us as Senior Vice President of Product in April 2016. Mr. Dumais has 25 years of experience as an executive, systems architect and inventor in a variety of technology ventures. From September 2012 through April 2016, Mr. Dumais was the Vice President of Product Development at Scalable Network Technologies, Inc., a simulation software provider. Mr. Dumais previously served as Chief Technology Officer at Mom, Inc. (dba Modern Mom) from February 2010 to January 2013. Mr. Dumais studied Computer Science at the University of Calgary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended December 31, 2017, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

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

Item 11. Executive Compensation.

The following table sets forth, for the last two completed fiscal years, all compensation paid, distributed or accrued for services rendered to us by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level; and (ii) our two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeded $100,000:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total ($)
Brian Ross,	2017	309,515	35,000	-	-	-	-	16,842	361,357
Chief Executive Officer	2016	300,500	-	-	-	-	-	19,509	320,009
Damon Stein,	2017	309,515	20,000	-	-	-	-	16,842	346,357
General Counsel and Secretary	2016	300,500	-	-	-	-	-	19,509	320,009
Paul Dumais,	2017	247,200	-	-	92,761 (3)	-	-	11,564	351,525
Sr. VP Product Development	2016	167,385	-	-	-	-	-	8,964	176,349

(1)

The grant date fair dollar value recognized for the stock option awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 6 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)	Includes health-related insurance paid by us on behalf of the officer.
(3)	5-year warrant to purchase up to 750,000 shares of our Common Stock at an exercise price of $0.50 granted on November 9, 2017, vesting quarterly over three years.

We have no plans or arrangements with respect of remuneration received or that may be received by our executive officers named in the table above to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control, except if we elect to terminate Mr. Ross’ or Mr. Stein’s employment without cause during the term of his respective employment agreement as described below, each shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, and all unvested options, bonuses and other compensation shall vest on the date of termination.

Employment Agreements

We have written employment agreements with all of our employees. The main terms of the executive employment agreements of Brian Ross, our Chairman of the Board, President and Chief Executive Officer, Damon Stein, our General Counsel and Secretary, and Paul Dumais, our Senior Vice President Product Development, are summarized below.

Mr. Ross’ employment agreement, as amended, was effective as of November 9, 2012, and continues until the earlier of June 30, 2021 or its earlier termination or expiration. Under the agreement Mr. Ross is entitled to an annual base salary of $275,000. Mr. Ross is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded will not exceed thirty percent of Mr. Ross’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Ross is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, in 2007 and 2012, Mr. Ross was granted non-qualified stock options to purchase up to an aggregate of 5,100,000 of our shares, of which 3,100,000 are exercisable at December 31, 2017. The employment agreement may be terminated by us without cause upon 30-days prior written notice. If we elect to terminate Mr. Ross’s employment without cause during the term of his employment, he shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses and other compensation shall vest on the date of termination. We may also terminate the agreement and Mr. Ross’s employment upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Stein’s employment agreement, as amended, was effective as of November 9, 2012, and continues until the earlier of December 31, 2019 or its earlier termination or expiration. Under the agreement Mr. Stein is entitled to an annual base salary of $275,000. Mr. Stein is entitled to an annual raise of three percent and additional raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded will not exceed thirty percent of Mr. Stein’s base salary. If we do not make monthly salary payments during the term of his employment, such salary will accrue without interest. Mr. Stein is entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, in 2007, 2009, and 2012 Mr. Stein was granted non-qualified stock options to purchase up to an aggregate of 3,775,000 of our shares, of which 3,375,000 are exercisable at December 31, 2017. The agreement may be terminated by us without cause upon 30-days prior written notice. If we elect to terminate Mr. Stein’s employment without cause during the term, he shall be entitled to severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year and all unvested options, bonuses and other compensation shall vest on the date of termination. We may also terminate the agreement and Mr. Stein’s employment immediately upon his illness or disability for a continuous period of more than 45 days, his death or for cause. The agreement contains customary confidentiality and assignment of work product provisions.

Mr. Dumais’ employment agreement was effective as of November 9, 2017. Mr. Dumais’ employment with us is at will. Mr. Dumais is entitled to an annual base salary of $240,000. Mr. Dumais is also entitled to other customary benefits including reimbursement for reasonable business expenses. The agreement contains customary confidentiality and assignment of work product provisions. In addition, in 2017, Mr. Dumais was granted a five year warrant to purchase up to 750,000 shares of our Common Stock at an exercise price of $0.50 per share, vesting in equal quarterly installments over 3 years commencing on October 1, 2016, which may be exercised in full or part for cash or via cashless exercise, of which 249,750 are exercisable as of December 31, 2017.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2017 by our Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Brian Ross	3,100,000		-		$0.31	5/24/2022
Damon Stein	3,100,000		-		$0.31	5/24/2022
	275,000		-		$0.55	12/04/2019
Paul Dumais	249,975	(1)	500,025	(1)	$0.50	11/09/2022

(1)	Consists of warrants to purchase 750,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on October 1, 2016.

Director Compensation

The following table presents the compensation paid as of December 31, 2017 to our non-employee Directors.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mario Marsillo, Jr.	60,000	60,000					120,000
Gregory Akselrud	60,000	60,000					120,000

(1)

The grant date fair dollar value recognized for the stock awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 6 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

Our non-employee directors, Mario Marsillo Jr. and Gregory Akselrud, receive an annual compensation of $120,000 a year in consideration of their service to us as directors. Half of such compensation is in the form of restricted stock, consisting of 120,000 shares of our Common Stock at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2017.

The Chairman of our Board of Directors, Mr. Brian Ross, does not receive any additional compensation for his services as a director.  Mr. Ross is a current executive officer. Mr. Ross' compensation is fully reflected in the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of March 27, 2018 we had 65,939,709 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 27, 2018 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our directors;

●	each of our executive officers named in the compensation tables in Item 11; and

●	all of our executive officers and directors as a group.

	COMMON STOCK

	# OF	% OF
NAME	SHARES	CLASS
Brian Ross (1)	10,710,000	15.5%
Damon Stein (2)	5,579,711	8.0%
Paul Dumais (3)	375,000	0.6%
Mario Marsillo Jr. (4)	1,259,724	1.9%
Gregory Akselrud (4)	197,241	0.3%
All current officers and directors as a group (7 persons) (5)	21,035,531	27.8%

(1)	Includes 3,100,000 options vested and that will vest within the next 60 days.
(2)	Includes 3,375,000 options vested and that will vest within the next 60 days.
(3)	Includes 375,000 warrants vested and that will vest within the next 60 days.
(4)	Includes 60,000 options vested and that will vest within the next 60 days.
(5)	Includes 6,595,000 options and 3,250,000 warrants vested and that will vest within the next 60 days.

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	19,771,841	$0.60	-
Total	19,771,841	$0.60	-

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of RBSM LLP, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2017	2016

Audit Fees (1)	$90,500	$79,000
Audit Related Fees (2)	-	-
Tax Fees (3)	12,500	12,500
All Other Fees (4)	-	-

Total Fees	$103,000	$91,500

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

b.	Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Composite Copy of Certificate of Incorporation, as amended as of October 10, 2014 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 12, 2014).

3.2	Certificate of Designation of 10% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.3	Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007).

3.4	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.5	Certificate of Amendment to the Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

4.2*	Form of Warrant to Purchase Stock issued September 18, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

4.3*	Form of Warrant to Purchase Stock issued December 12, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

4.4*	Form of Warrant to Purchase Stock issued December 12, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

4.5	Form of Warrant to Purchase Stock issued March 27, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

4.6	Form of Warrant to Purchase Stock issued May 5, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 5, 2016).

4.7*	Form of Warrant to Purchase Stock issued on June 9, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016).

4.8	Form of Warrant to Purchase Stock issued on June 30, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016).

4.9	Form of Warrant to Purchase Stock issued November 29, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

4.10	Form of Warrant to Purchase Stock issued November 29, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

4.11	Form of Warrant to Purchase Stock issued on August 14, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 16, 2017).

4.12*	Form of Warrant to Purchase Stock issued on November 9, 2017 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

4.13*	Form of Warrant to Purchase Stock issued on November 9, 2017 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

4.14	Form of Warrant to Purchase Stock issued on January 25, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2018).

4.15	Form of Warrant to Purchase Stock issued on January 25, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2018).

10.1*	Employment Agreement, dated November 9, 2012, between Accelerize New Media, Inc. and Brian Ross (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012).

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

10.4*

Amendment No. 1 to Employment Agreement, dated November 9, 2017, between Accelerize Inc. and Damon Stein (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

10.5*

Employment Agreement, dated as of February 10, 2014, between Accelerize New Media, Inc. and Santi Pierini (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 13, 2014).

10.6*

Amendment No. 1 to Employment Agreement, dated as of July 9, 2014, between Accelerize New Media, Inc. and Santi Pierini (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

10.7*

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

10.9*	Amendment No. 4 to Employment Agreement, dated May 6, 2015, between Accelerize Inc. and Santi Pierini (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.10*	Employment Agreement, dated as of April 12, 2016, between Anthony Mazzarella and Accelerize Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2016).

10.11*	Employment Agreement, dated as of November 9, 2017, between Paul Dumais and Accelerize Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

10.12*	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

10.13*	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

10.14*	Amendment No. 1 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.15*	Amendment No. 2 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.16*	Amendment No. 3 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

10.17*	Amendment No. 4 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on May 29, 2012).

10.18*	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.19*	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.20

Standard Multi-Tenant Office Lease-Gross, dated January 8, 2014, between Accelerize New Media, Inc. and Ferrado Bayview, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed on January 14, 2014).

10.21

First Amendment to Standard Multi-Tenant Office Lease-Gross, dated August 25, 2017, between Accelerize Inc. and Ferrado Bayview, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed on August 29, 2017).

10.22	Form of Securities Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2015).

10.23	Form of Warrant Purchase Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2015).

10.24	Loan Agreement, dated March 11, 2016, between Accelerize Inc. and Agility Capital II, LLC. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2016).

10.25

Intellectual Property Security Agreement, dated March 11, 2016, between Accelerize Inc. and Agility Capital II, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 17, 2016).

10.26

First Amendment to Loan Agreement, dated November 29, 2016, between Accelerize Inc. and Agility Capital II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

10.27

Third Amendment to Loan Agreement dated November 8, 2017 between Accelerize Inc. and Agility Capital II, LLC (incorporated by reference to the Company’sQuarterly Report on Form 10-Q filed on November 14, 2017).

10.28	Loan and Security Agreement, dated May 5, 2016, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2016).

10.29

Patent, Trademark and Copyright Security Agreement, dated May 5, 2016, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2016).

10.30

First Amendment to Loan and Security Agreement, dated November 29, 2016, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

10.31

Second Amendment to Loan and Security Agreement, dated May 10, 2017, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2017).

10.32

Third Amendment to Loan and Security Agreement, dated June 16, 2017, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2017).

10.33

Fourth Amendment to Loan and Security Agreement, dated August 14, 2017, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 16, 2017).

10.34

Fifth Amendment to Loan and Security Agreement, Limited Waiver and Consent, dated November 8, 2017, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

10.35**	Sixth Amendment to Loan and Security Agreement, dated January 25, 2018, between Accelerize Inc. and SaaS Capital Funding II, LLC.

10.36*	Form of Restricted Stock Agreement entered into on July 1, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016).

10.37*	Form of Restricted Stock Agreement entered into on July 1, 2017 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

10.38

Confidential Settlement Agreement and Release, dated November 29, 2016, between Accelerize Inc. and Jeff McCollum (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

10.39	Form of Promissory Note issued on August 14, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2017).

10.40**	Credit Agreement, dated January 25, 2018, between Accelerize Inc. and Beedie Investments Limited.

10.41**	Pledge and Security Agreement, dated January 25, 2018, between Accelerize Inc. and Beedie Investments Limited.

10.42**	Guarantee Made by Cake Marketing UK Ltd. in favor of Beedie Investments Limited, dated January 25, 2018.

23.1**	Consent of RBSM LLP.

31.1**	Rule 13a-14(a) Certification.

31.2**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

32.2***	Certification pursuant to 18 U.S.C. Section 1350.

101.1**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

Date: March 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Brian Ross	Chairman of the Board, President and Chief Executive Officer	March 27, 2018
Brian Ross	(Principal executive officer)

By: /s/ Anthony Mazzarella	Chief Financial Officer	March 27, 2018
Anthony Mazzarella	(Principal financial and accounting officer)

By: /s/ Mario Marsillo Jr.	Director	March 27, 2018
Mario Marsillo Jr.

By: /s/ Gregory Akselrud	Director	March 27, 2018
Gregory Akselrud

ACCELERIZE INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017 and 2016

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3
Consolidated Statements of Operations for the years ended December 31, 2017 and 2016	F-4
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017 and 2016	F-5
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2017 and 2016	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016	F-7
Notes to Consolidated Financial Statements	F-8 – F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of

Accelerize Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Accelerize Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statement. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2012.

New York, New York

March 27, 2018

ACCELERIZE INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

Current Assets:
Cash	$166,883	$1,680,127
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for bad debt of $471,144 and $349,535, respectively	2,692,636	2,229,610
Prepaid expenses and other assets	548,343	398,187
Total current assets	3,457,862	4,357,924

Property and equipment, net of accumulated depreciation of $775,152 and $645,115, respectively	69,405	149,115
Intangible assets, net of accumulated amortization of $2,512,203 and $1,939,957, respectively	3,925,523	2,784,011
Other assets	123,124	102,574
Total assets	$7,575,914	$7,393,624

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,479,083	$2,639,008
Deferred revenues	299,937	53,450
Credit facility, short term	3,055,812	2,038,946
Other short-term loan, net of unamortized deferred financing cost of $0 and $43,133, respectively	1,224,194	506,867
Total current liabilities	7,059,026	5,238,271
Credit facility, net of unamortized deferred financing cost of $245,584 and $429,769, respectively	4,402,988	4,588,227
Other long-term loan, net of unamortized deferred financing cost of $82,868 and $0, respectively	267,938	-
Other liabilities	1,062,500	1,487,500
Total liabilities	12,792,452	11,313,998

Stockholders' Deficit:
Series A Preferred stock; $0.001 par value; 54,000 shares authorized; None issued and outstanding.	-	-
Series B Preferred stock; $0.001 par value; 1,946,000 shares authorized; None issued and outstanding.	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 65,939,709 and 63,415,254 shares issued and outstanding, respectively	65,938	63,414
Additional paid-in capital	26,301,748	25,211,737
Accumulated deficit	(31,542,684)	(29,118,196)
Accumulated other comprehensive loss	(41,540)	(77,329)

Total stockholders’ deficit	(5,216,538)	(3,920,374)

Total liabilities and stockholders’ deficit	$7,575,914	$7,393,624

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

Revenues:	$24,104,624	$23,753,446
Cost of revenue	9,066,896	8,230,420
Gross profit	15,037,728	15,523,026

Operating expenses:
Research and development	4,414,112	4,023,879
Sales and marketing	4,378,588	3,606,875
General and administrative	7,349,754	8,343,849
Litigation settlement	-	2,200,000
Total operating expenses	16,142,454	18,174,603

Operating loss	(1,104,726)	(2,651,577)

Other income (expense):
Other income	748	20,833
Interest expense	(1,214,476)	(1,220,840)
Loss on extinguishment of debt	(106,034)	-
Total other (expenses)	(1,319,762)	(1,200,007)

Net loss	$(2,424,488)	$(3,851,584)

Net loss per share:
Basic	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.06)

Basic weighted average common shares outstanding	65,413,094	65,129,153
Diluted weighted average common shares outstanding	65,413,094	65,129,153

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2017	2016

Net loss:	$(2,424,488)	$(3,851,584)

Foreign currency translation gain (loss)	35,789	(55,649)
Total other comprehensive gain (loss)	35,789	(55,649)

Comprehensive loss	$(2,388,699)	$(3,907,233)

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

From January 1, 2016 to December 31, 2017

	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Deficit

Balance, January 1, 2016	65,069,327	$65,068	$23,440,366	$(25,266,612)	$(21,680)	$(1,782,858)
Cashless exercise of options	5,714	6	(6)	-	-	-
Fair value of options and restricted stock awards	-	-	461,764	-	-	461,764
Fair value of warrants	-	-	806,334	-	-	806,334
Fair value of warrants issued in connection with credit facility	-	-	501,620	-	-	501,620
Stock issuance in conjunction with vested stock awards	240,000	240	(240)	-	-	-
Cancelled - shares	(1,899,787)	(1,900)	1,900	-	-	-
Net loss	-	-	-	(3,851,584)	-	(3,851,584)
Foreign currency translation	-	-	-	-	(55,649)	(55,649)
Ending balance, December 31, 2016	63,415,254	63,414	25,211,737	(29,118,196)	(77,329)	(3,920,374)
Cashless exercise of options and warrants	1,867,788	1,868	(1,868)	-	-	-
Fair value of options and restricted stock awards	-	-	295,999	-	-	295,999
Fair value of warrants	-	-	566,860	-	-	566,860
Fair value of warrants issued in connection with promissory notes	-	-	104,676	-	-	104,676
Stock issuance in conjunction with vested stock awards	240,000	240	(240)	-	-	-
Sale of common stock in cash	416,667	417	124,583	-	-	125,000
Net loss	-	-	-	(2,424,488)	-	(2,424,488)
Foreign currency translation	-	-	-	-	35,789	35,789
Ending balance, December 31, 2017	65,939,709	$65,939	$26,301,747	$(31,542,684)	$(41,540)	$(5,216,538)

See Notes to Consolidated Financial Statements

ACCELERIZE INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,424,488)	$(3,851,584)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	707,081	761,276
Impairment of fixed assets	-	273,859
Amortization of deferred financing cost	249,125	239,707
Provision for bad debt	(116,511)	(45,612)
Fair value of options and warrants	862,859	1,268,097
Loss from litigation settlement	-	2,200,000
Non-cash expenses	-	424,920
(Gain) loss on sale of fixed assets	10,027	(290)
Amortization of debt discount fair value	18,966	-
Loss on debt extinguishment	106,034	-
Changes in operating assets and liabilities:
Accounts receivable	(346,515)	(350,991)
Prepaid expenses	(150,156)	(158,266)
Restricted Cash	-	(50,000)
Accounts payable and accrued expenses	(612,543)	(455,242)
Deferred revenues	246,487	43,014
Other assets	(20,548)	22,024
Net cash (used in) provided by operating activities	(1,470,182)	320,912

Cash flows used in investing activities:
Capitalized software for internal use	(1,713,759)	(1,997,759)
Capital expenditures	(63,429)	(20,206)
Proceeds from sale of assets	895	7,142
Net cash used in investing activities	(1,776,293)	(2,010,823)

Cash flows provided by financing activities:
Principal repayments of credit facility	(2,055,558)	(355,835)
Proceeds from credit facility	2,703,000	3,003,105
Proceeds from promissory notes	1,000,000	-
Proceeds from sale of common stock	125,000	-
Proceeds from short-term loan	175,000	-
Repayments of short-term loan	(250,000)	-
Payment of financing costs	-	(129,678)
Net cash provided by financing activities	1,697,442	2,517,592

Effect of exchange rate changes on cash	35,789	(55,649)

Net increase (decrease) in cash	(1,513,244)	772,032

Cash, beginning of year	1,680,127	908,095

Cash, end of year	$166,883	$1,680,127

Supplemental disclosures of cash flow information:
Cash paid for interest	$851,544	$492,581
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with promissory notes and credit facility	$104,676	$501,620
Repayment of Agility Loan, included in accounts payable	$25,000	$25,000
Repayment of Line of Credit	$-	$4,572,223
Stock issuance in conjunction with vested stock awards and cashless exercise of options	$1,868	$246
Stock cancelled in conjunction with settlement	$-	$1,900

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the results of operations of Cake Marketing UK Ltd., (the Subsidiary). All material intercompany accounts and transactions between the Company and the Subsidiary have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $3,601,164 and an accumulated deficit of $31,542,684 as of December 31, 2017.  The Company also had a net loss of $2,424,488 and cash used in operating activities of $1,470,182.

On January 25, 2018, the Company entered into a non-revolving term credit agreement to borrow up to $7,000,000. (see Note 10).

While management’s projected cash flows are forecasted to be sufficient to meet the Company’s obligations over the next 12 months, management believes it is prudent to continue its capital raising efforts in case its forecast is not achieved. Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from revenue growth and managing and reducing operating and overhead costs.  However, management cannot provide any assurances that the Company will be successful in accomplishing its plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

However, based upon the January 25, 2018 credit agreement and an evaluation of the Company’s projected cash flows through March 31, 2019, management believes that the Company is a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank. The bank requires a collateral which is placed in a money market account and can be increased or decreased at any time at the discretion of the Company. The Company’s restricted cash amounted to $50,000 at December 31, 2017.

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

	December 31, 2017	December 31, 2016

Allowance for doubtful accounts	$471,144	$349,535

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash, cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During 2017 and 2016, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of financial institutions in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at December 31, 2017 and 2016. The Company does not require any collateral from its customers.

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

 Advertising

The Company expenses advertising costs as incurred.

	2017	2016

Advertising expense	$604,300	$552,924

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of approximately $1,700,000 during 2017. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to approximately $3,926,000 at December 31, 2017. The Company’s amortization expenses associated with capitalized software development costs amounted to approximately $572,000 during 2017. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during 2017 and 2016. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the goodwill impairment test. The effective date for ASU 2017-04 is for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting ASU 2017-04 on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018; however, early adoption is permitted with prospective application to any business development transaction. The Company is currently evaluating the impact of adopting ASU 2017-04 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In January 2017 and September 2017, the FASB issued several amendments to ASU 2014‑09, including updates stemming from SEC Accounting Staff Announcement in July 2017. The amendments and updates included clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identification of performance obligations. These amendments and updates do not change the core principle of the standard, but provide clarity and implementation guidance. The Company will adopt this standard on January 1, 2018 and selected the modified retrospective transition method. The Company is currently evaluating the impact of the new guidance on its financial statements.

In January 2016, the FASB issued ASU No. 2016‑01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. The Company is currently evaluating the impact of the new guidance on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently amended the guidance relating largely to transition considerations under the standard in January 2017. The objective of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods and is to be applied utilizing a modified retrospective approach. The Company is currently evaluating the new guidance to determine the impact it may have on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company will adopt this standard on January 1, 2018 and will not have a material impact on the Company’s financial statements.

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

	2017	2016
Numerator:
Net loss	$(2,424,488)	$(3,851,584)

Denominator:
Denominator for basic earnings per share--weighted average shares	65,413,094	65,129,153
Effect of dilutive securities- when applicable:
Stock options	-	-
Warrants	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	65,413,094	65,129,153

Loss per share:
Basic	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.06)

Weighted-average anti-dilutive common share equivalents	17,273,444	18,432,724

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	December 31, 2017	December 31, 2016
Computer equipment and software	$431,497	$387,472
Office furniture and equipment	120,420	119,768
Leasehold improvements	292,640	286,990
	844,557	794,230
Accumulated depreciation	(775,152)	(645,115)
Total	69,405	149,115

Intangible assets	6,437,726	4,723,968
Accumulated amortization	(2,512,203)	(1,939,957)

Total	$3,925,523	$2,784,011

	2017	2016
Depreciation expense	$130,037	$273,302
Amortization expense of internal software	$572,246	$761,833

During the year ended December 31, 2017, the Company disposed of and sold approximately $7,500 in computer equipment with a net book value of approximately $1,700 for proceeds of approximately $800.

During the year ended December 31, 2016, the Company sold approximately $19,000 in capital assets with a net book value of approximately $7,000 for proceeds of approximately $7,000. The Company also wrote off approximately $275,000 in fixed assets with a net book value of approximately $31,000, which was recorded under the depreciation expense account.

NOTE 3: PREPAID EXPENSES AND OTHER ASSETS

At December 31, 2017 and 2016, the Company’s prepaid expenses consisted primarily of prepaid insurance and tradeshow costs.

NOTE 4: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	December 31, 2017	December 31, 2016

Deferred revenues	$299,937	$53,450

NOTE 5: LINE OF CREDIT AND LOANS

Line of Credit

	December 31, 2017	December 31, 2016
Line of credit	$-	$4,635,000
Repayment of Line of credit	-	(4,635,000)
Less: Deferred financing cost	-	-
	$-	$-

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

As of December 31, 2017 and 2016, the Company had no outstanding balance under the Line of Credit and the facility has been cancelled.

Agility Loan

	December 31, 2017	December 31, 2016
Agility Loan	625,000	625,000
Amendment, added to balance	400,000	100,000
Principal Payment of Agility Loan	(425,000)	(175,000)
Less: Deferred financing cost	-	(43,133)
	$600,000	$506,867

On March 11, 2016, the Company entered into a subordinated loan, or the Agility Loan, with Agility Capital II, LLC, or Agility Capital, which provides for total availability of $625,000 and matures on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2017, the Company was in compliance with these covenants. The Agility Loan requires a security interest in all of the Company’s personal property and intellectual property, second in priority to the Lender and to SaaS Capital Funding II, LLC.

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, the Company issued to Agility Capital a warrant to purchase up to 69,444 shares of the Company’s Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, of which $3,970 and $11,910 was expensed at December 31, 2017 and 2016, respectively.

On November 29, 2016, the Company entered into an amendment of the Agility Loan which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of the entering into of the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance and shall accrue interest, expensed in the statement of operations. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, the Company issued to Agility Capital a warrant to purchase up to 187,500 shares of the Company’s Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, of which $39,163 and $3,264 of which was expensed at December 31, 2017 and 2016, respectively.

On August 14, 2017, the Company entered into a consent to waiver of the Agility Loan, to permit the issuance of promissory notes to lenders, as further described below.

On November 8, 2017, the Company entered into the Third Amendment of the Agility Loan whereby Agility Capital agreed to loan an additional $300,000 to the Company, such that the aggregate principal amount owing to Agility Capital as of November 9, 2017 was $625,000. The Third Amendment extended the maturity date of the Agility Loan from December 31, 2017 to December 31, 2018. A loan modification fee of $125,000 was deducted from the Additional Loan amount. This arrangement was treated as a substantial modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was greater than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt extinguishment and reissuance of a new debt instrument, with the fair value of $606,034 and therefore recorded $106,034 as a loss on debt extinguishment.  The carrying value of the $625,000 did not change as a result of the extinguishment since the discounts recognized at inception of these new notes were fully amortized at the time of the issuance.

During 2017, the Company borrowed $175,000, net of modification fees, from the Agility Loan, and made principal payments of $250,000.

The Company owed $600,000 under the Agility Loan at December 31, 2017.

Credit Facility - SaaS Capital Loan

	December 31, 2017	December 31, 2016
SaaS Capital Loan	9,903,000	7,200,000
Principal Payment of SaaS Capital Loan	(2,198,616)	(143,058)
Less: Deferred financing cost	(245,584)	(429,769)
Less: SaaS Capital Loan, short term	(3,055,812)	(2,038,946)
	$4,402,988	$4,588,227

On May 5, 2016, the Company entered into a Loan and Security Agreement, or the SaaS Capital Loan, with SaaS Capital Funding II, LLC, or SaaS Capital, to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount of $5,000,000, on May 5, 2016, was used to repay the outstanding Line of Credit balance of $4,572,223. A facility fee of $80,000 was paid by the Company in connection with the initial advance and an additional $80,000 is payable on May 5, 2017.

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2016, the Company was in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. The Company granted SaaS Capital a security interest in all of the Company's personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between the Company and SaaS Capital.

On May 5, 2016, in connection with the SaaS Capital Loan, the Company issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital, a warrant to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date the Company’s equity securities are first listed for trading on NASDAQ. The Company paid approximately $169,000 in financing costs through September 30, 2016. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, of which $127,709 and $85,139 of which was expensed at December 31, 2017 and 2016, respectively.

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

On May 10, 2017, the Company entered into a second amendment of the SaaS Capital Loan with SaaS Capital which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($150,000) until August 31, 2017 to give the Company added flexibility in completing our hosting migration to a new platform and to allow for potentially augmented marketing and sales efforts.

On June 16, 2017, the Company entered into a third amendment of the SaaS Capital Loan with SaaS Capital to provide that any advance made within 6 months of the final advance date will be for a 36-month period with interest only payments due from the date of advance until the final advance date.

On August 14, 2017, the Company entered into a fourth amendment of the SaaS Capital Loan with SaaS Capital to permit the issuance of promissory notes to lenders, further described below.

On November 8, 2017, the Company entered into a fifth amendment, or the Fifth Amendment, of the SaaS Capital Loan with SaaS Capital which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($170,000) until October 31, 2017, to ($150,000) from November 1, 2017 to December 31, 2017, to ($100,000) from January 1, 2018 to May 31, 2018, to ($50,000) from June 1, 2018 to August 31, 2018, and to $0 thereafter. The Fifth Amendment added a new minimum liquidity covenant for a cash balance of $600,000 effective January 31, 2018. The Fifth Amendment also memorialized SaaS Capital’s waiver of the Minimum Adjusted EBITDA covenant for September 2017. In connection with the Fifth Amendment, the Company agreed to pay to SaaS Capital a fee of $375,000 upon the payment in full of all outstanding advances.

The Company owed $7,704,384 under the SaaS Capital Loan at December 31, 2017.

Promissory Notes

	December 31, 2017	December 31, 2016
Promissory Notes, Total	$1,000,000	-
Principal Payment of Promissory Notes	-	-
Promissory Notes, Outstanding balance	1,000,000	-
Less: Deferred financing cost	(82,868)	-
Less: Promissory Notes, short term	(649,194)	-
	$267,938	$-

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

The fair value of the warrant amounted to $104,676 and was capitalized as deferred financing costs, of which $21,808 and $0 was expensed at December 31, 2017 and 2016, respectively.

The Company owed $1,000,000 and $0 under the Promissory Notes at December 31, 2017 and 2016, respectively.

The Company recognized amortization and interest expenses in connection with the credit facility and loans for 2017 and 2016 as follows.

	2017	2016

Amortization expense associated with credit facility and loan	$249,125	$239,707
Interest expense associated with the credit facility and loan	$851,544	$492,851
Other finance fees associated with credit facility and loan	$125,000	$483,583

NOTE 6: STOCKHOLDERS’ EQUITY

Common Stock

During 2017, the Company issued 1,707,692 and 160,096 shares of its Common Stock pursuant to the cashless exercise of 2,400,000 options and 225,000 warrants.

During 2017, the Company sold 416,667 shares of its Common Stock in cash for the total consideration of $125,000.

During 2016, the Company issued 5,714 shares of its Common Stock pursuant to the cashless exercise of 50,000 options.

During 2016, the Company cancelled 1,890,000 Shares due to settlement (Note 9) and thereafter the Company’s issued and outstanding common stock decreased by approximately 3%.

Restricted Stock

During the year ended December 31, 2017, the Company issued 120,000 restricted shares of its Common Stock, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2017, to each of its non-employee directors as partial annual compensation for services as a director. As of December 31, 2017, these restricted shares were fully issued and the Company recorded expenses of $60,000 during the year ended December 31, 2017 and $60,000 remained as unvested stock award expenses to be amortized over next six months.

During the year ended December 31, 2016, the Company issued 120,000 restricted shares of its Common Stock, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2016, to each of its non-employee directors as partial annual compensation for services as a director. As of December 31, 2017, these restricted shares were fully issued and expensed. The Company recorded expenses of $120,000 during the year ended December 31, 2017.

Warrants

The following is a summary of the Company’s activity related to its warrants between January 1, 2016 and December 31, 2017:

	Warrants	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term
Balance, January 1, 2016	6,667,699	$1.25	3.69
Granted	3,790,277	0.47
Exercised	-	-
Forfeitures	(2,466,760)	1.33
Outstanding at December 31, 2016	7,991,216	$0.85	4.39
Granted	3,750,000	0.46
Exercised	(225,000)	0.15
Forfeitures	(46,875)	1.60
Outstanding at December 31, 2017	11,469,341	$0.74	3.89

The fair value of the warrants granted during 2017 and 2016 is based on the BSM model using the following assumptions:

	2017			2016
Effective Exercise price	$0.35	-	$0.50	$0.36	-	$0.50
Effective Market price	$0.35	-	$0.50	$0.36	-	$0.50
Volatility	67.73	-	68.48%	70.06	-	70.13%
Risk-free interest	1.48	-	2.33%	1.01	-	2.30%
Terms (years)	5	-	10	5	-	10
Expected dividend rate		0%			0%

During the year ended December 31, 2017, the Company issued 2,000,000 new warrants in conjunction with the forfeiture of 2,000,000 options issued in 2016 on similar terms. Further, these are 5-year warrant to purchase up to 2,000,000 shares of the Company common stock subject to quarterly vesting across 3 years (with the first 58.33% vested upon signing). The Company followed “Chapter 7 Modifications of Share-Based Payment Awards”- guidance. Accordingly, the Company calculated the value of exchanging awards and since there was no additional value, the Company continued to expense the unamortized portion related to the original cost.

During the year ended December 31, 2017, the Company issued 750,000 warrants to the employees, exercisable at a price of $0.50 per share and which expire on November 9, 2022. The fair value of these warrants, which amounted to $63,030, will be accounted over the vesting terms.

During the year ended December 31, 2017, the Company issued 160,096 shares of its Common Stock pursuant to the cashless exercise of 225,000 warrants.

During the year ended December 31, 2017, 46,875 warrants expired and the Company issued 1,000,000 warrants to the Lenders, exercisable at a price of $0.35 per share and which expire on August 14, 2020. The fair value of these warrants, which amounted to $104,676, were recognized as deferred financing fees and amortized using the effective interest method over the terms of the associated loan.

During the years ended December 31, 2017 and 2016, the Company recorded expenses of $566,860 and $124,885, respectively, related to warrants granted to employees.

During the years ended December 31, 2017 and 2016, 225,000 and 0 warrants were exercised and 46,875 and 2,466,760 warrants were forfeited, respectively.

As of December 31, 2017, and 2016, there were 11,469,341 and 7,991,216 warrants issued and outstanding, respectively, with a weighted average price of $0.74 and $0.85, respectively.

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. There were no options granted during 2017. The fair value of the options granted during 2016 is based on the BSM model using the following assumptions:

	2016
Effective exercise price	$0.32	-	$0.50
Effective market price	$0.32	-	$0.45
Volatility		70%
Risk-free interest	0.71	-	0.88%
Terms (years)	3	-	4
Expected dividend rate		0%

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 1, 2016	13,590,000	$0.48	4.83	$127,500
Granted	2,070,000	0.50
Exercised (1)	(50,000)	0.31
Forfeitures	(2,485,000)	1.00
Outstanding at December 31, 2016	13,125,000	$0.39	5.10	$1,760,425
Granted	-
Exercised (2)	(2,400,000)	0.15
Forfeitures	(2,422,500)	0.57
Outstanding at December 31, 2017	8,302,500	$0.40	4.42	$-
Exercisable at December 31, 2017	$8,202,188	$0.39	4.38	$-

(1)   Consists of cashless exercise of 50,000 options in exchange for 5,714 shares of Common Stock

(2)   Consists of cashless exercise of 2,400,000 options and 225,000 warrants in exchange for 1,707,692 and 160,096 shares of Common Stock, respectively

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

	2017	2016
Weighted-average grant date fair value	$-	$0.19
Fair value of options	$175,999	$401,764

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $47,681 at December 31, 2017 and the Company expects that it will be recognized over the following weighted-average period of 33 months.

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

NOTE 7: INCOME TAXES

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the years ended December 31, 2017 and 2016.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended December 31,
	2017	2016
Statutory federal rate	21.0%	34.0%
State income taxes net of federal income tax benefit	0.0%	0.0%
Permanent differences for tax purposes	-0.3%	-0.1%
Federal rate reduction	-120.7%	0.0%
Change in valuation allowance	100.0%	-40.0%
Effective income tax rate:	0.0%	-6.1%

The income tax benefit differs from the amount computed by applying the U.S. federal statutory tax rate of 21%, primarily due to the change in the valuation allowance and state income tax benefit, offset by nondeductible expenses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryovers	$4,377,202	$6,017,984
Stock-based compensation	1,886,250	2,177,926
Other temporary differences	1,058,115	1,080,361
Total deferred tax assets	7,321,567	9,276,271
Valuation allowance	(7,321,567)	(9,276,271)
Net deferred tax asset	$-	$-

At December 31, 2017, the Company had available net operating loss carryovers of approximately $15.2 million that may be applied against future taxable income and expires at various dates between 2025 and 2037, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized. The net change in the valuation allowance is primarily due to the net loss in 2017, which increased net operating loss carryforward in 2017 compared to 2016.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax years ended 2014 and later and by California authorities for tax years ended 2012 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2017, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 8: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region during 2017 and 2016 were approximately as follows:

	2017	2016
United States	57%	62%
Europe	20%	20%
Other	23%	18%

NOTE 9: COMMITMENTS AND CONTINGENCIES

During August 2017, the Company entered into an amendment to its original January 2014 lease for certain office space in Newport Beach.  Pursuant to the lease amendment, effective March 1, 2018, the premises shall be expanded to include an additional 1,332 usable square feet such that the premises shall consist of 11,728 usable square feet in the aggregate. In addition, pursuant to the terms of the lease amendment, the Company extended the term of the lease agreement until June 30, 2023. Commencing on March 1, 2018, the initial base rent for the premises will be $38,702 per month for the first year and increasing to $44,566 per month by the end of the term.

During October 2016, the Company amended its original May 2014 sublease and entered into a 21-month sublease in Newport Beach, effective June 1, 2016. The monthly base rent was approximately $4,100 through the end of the sublease term, in February 2018.

During July 2014, the Company entered into a five-year lease for certain office space in a business center in London, England, which commenced on July 30, 2014. The base rent is GBP 89,667 (approximately $115,000) per year and the estimated service charges for the lease are GBP 45,658 (approximately $56,000) per year.

Future annual minimum payments required under operating lease obligations at December 31, 2017 are as follows:

Future Minimum Lease Payments
2018	$466,000
2019	$650,000

The Company entered into certain employment agreements with two of its executive officers which are still effective as of December 31, 2017. One of the agreements provides that it will generally terminate on December 31, 2019 and the other will generally terminate on June 30, 2021. Under the agreements, the executive officers are entitled to annual base salaries of $309,515. Additionally, the agreements initially provided for an increase in base salary of 3% on January 1, 2014 and every year thereafter. If the Company elects to terminate the agreement(s) without cause, the respective executive officer is entitled to a severance payment of the greater of one-year annual base salary or the remaining payments due based on the agreement.

The commitments under such agreements over the next year are as follows:

Year	Commitments
2018	$1,135,000
2019	$497,472

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

On November 29, 2016, the Company entered into a settlement agreement and release, or the Settlement Agreement, with Jeff McCollum, or McCollum, to settle pending litigation between the Company and McCollum in the Superior Court of the State of California related to McCollum’s termination as an executive officer of the Company on September 8, 2014. In connection with the Settlement Agreement, McCollum surrendered to the Company a stock certificate representing 1,890,000 shares of the Company’s Common Stock, or the Shares, and for dismissal with prejudice of the cross-complaint and action against the Company brought by McCollum. The Company agreed to pay McCollum a total of $2,700,000. $1,000,000 of this total has been already paid as of January 18, 2017, of which the Company’s insurance carrier contributed $500,000. The remaining $1,700,000 will be paid in 48 equal monthly installments starting on July 1, 2017. The Company previously cancelled McCollum’s options to purchase up to 6,600,000 shares of the Company’s Common Stock at exercise prices of $0.15 or $0.31 per share. The Company cancelled the 1,890,000 Shares and thereafter the Company’s issued and outstanding common stock decreased by approximately 3%. The Company recorded a loss on legal settlement of $2,200,000, net of the reimbursement of $500,000, which the Company received from its insurance carrier in December 2016. The outstanding settlement balance amounted to $2,700,000 as of December 31, 2016 pursuant to the Settlement Agreement, of which $425,000 is classified as accounts payable and accrued expenses and $1,062,500 as other long-term liabilities as of December 31, 2017, in the accompanying consolidated balance sheet.

NOTE 10: SUBSEQUENT EVENTS

On January 25, 2018, the Company entered into a non-revolving term credit agreement, or the Beedie Credit Agreement, with Beedie Investments Limited, or Beedie, to borrow up to a maximum of $7,000,000. Outstanding principal will accrue interest at the rate of 12% per annum increasing to 14% per annum if the Company’s gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal is payable monthly in arrears. The Company paid Beedie a commitment fee of $175,000 and will pay to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount. Advances may be requested until July 25, 2020 and outstanding principal must be paid in full on January 25, 2021. Prepayment, which if at the Company’s option must be made in full and is otherwise required following certain asset dispositions, will be subject to a fee of 24 months accrued interest less all interest previously paid by the Company on the outstanding principal amount if paid prior to January 25, 2020. The initial minimum advance amount of $4,500,000 was advanced on January 26, 2018. Approximately $581,000 of the initial advance was used to repay Agility Capital to terminate the loan agreement between the Company and Agility dated March 11, 2016, as amended, and to release Agility Capital’s security interest in Company assets. Approximately $1,074,000 of the initial advance was used to repay the Promissory Notes issued to the Lenders on August 14, 2017.

The Beedie Credit Agreement contains customary covenants including, but not limited to, covenants to achieve specified adjusted EBITDA levels, to maintain minimum revenue renewal and liquidity levels, to maintain minimum gross margins, to maintain specified debt to monthly recurring revenue ratios, that limit capital expenditures and restrict the Company's ability to pay dividends, purchase and sell assets outside the ordinary course, and that limit the Company’s ability to incur additional indebtedness. The occurrence of a material adverse change will be an event of default under the Beedie Credit Agreement, in addition to other customary events of default. Default interest will be charged at 18% per annum. The Company granted Beedie a security interest, subordinated to the security interest of SaaS Capital, in all of the Company's assets through a pledge and security agreement, patent security agreement and trademark security agreement, each between the Company and Beedie. As additional security, the Company’s Subsidiary issued an unlimited guarantee to Beedie. Beedie is entitled to board of director observation rights during the term of the Beedie Credit Agreement.

In connection with the Beedie Credit Agreement, the Company issued to Beedie a warrant, or the Beedie Warrant, to purchase up to 4,500,000 shares of the Company's common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 26, 2019. Up to 2,500,000 additional shares of common stock under the Beedie Warrant will be exercisable on a pro rata basis to additional amounts borrowed if and when advanced under the Beedie Credit Agreement. The Beedie Warrant is exercisable for cash until January 25, 2024. The Beedie Warrant will be exercisable on a cashless basis at its expiration if notice of expiration is not timely provided by the Company to Beedie. The Beedie Warrant was issued under the exemption provided by Section 4(a)(2) of the Securities Act of 1933 as amended, or the Securities Act.

Also on January 25, 2018, the Company entered into a sixth amendment, or the Sixth Amendment, of the SaaS Capital Loan to permit the Company to enter into the Beedie Credit Agreement and to permit the repayment of Agility Capital and the Lenders. The Sixth Amendment also amended the Company’s adjusted EBITDA covenant and added covenants requiring a minimum gross margin and specified debt to monthly recurring revenue ratios.

In connection with the Sixth Amendment, the Company issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital, a warrant, or the SaaS Warrant, to purchase up to 200,000 shares of the Company's common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications. The SaaS Warrant is exercisable for cash until the earlier of (i) January 25, 2028, or (ii) the date that is 5 years from the date the Company’s equity securities are first listed for trading on NASDAQ. The SaaS Warrant was issued under the exemption provided by Section 4(a)(2) of the Securities Act.

On December 31, 2017, the employment agreement of Dave Stewart, the Company’s Chief Technology Officer, expired pursuant to its terms and Mr. Stewart has been an at-will employee since that time. On February 26, 2018, Mr. Stewart resigned from his position with the Company.