Form 10-Q
period 2018-03-31
Accelerize Inc.
filed 2018-05-15
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 15, 2018, was 65,939,709.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations that our revenues will increase in 2018, and that we intend to continue to grow revenues by investing in sales, marketing, product, development and innovation, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 27, 2018. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$805,880	$166,883
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for bad debt of $235,703 and $471,144, respectively	2,856,152	2,692,636
Prepaid expenses and other assets	445,449	548,343
Total current assets	4,157,481	3,457,862

Property and equipment, net of accumulated depreciation of $794,189 and $775,152, respectively	82,043	69,405
Intangible assets, net of accumulated amortization of $2,617,203 and $2,512,203, respectively	4,195,523	3,925,523
Other assets	125,906	123,124
Total assets	$8,560,953	$7,575,914

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,242,116	$2,479,083
Deferred revenues	476,831	299,937
Credit facility, short term	3,243,367	3,055,812
Other short-term loan, net of unamortized deferred financing cost of $0 and $0, respectively	-	1,224,194
Total current liabilities	5,962,314	7,059,026
Credit facility, net of unamortized deferred financing cost of $1,457,249 and $245,584, respectively	6,841,709	4,402,988
Other long-term loan, net of unamortized deferred financing cost of $0 and $82,868, respectively	-	267,938
Other liabilities	956,250	1,062,500
Total liabilities	13,760,273	12,792,452

Stockholders' Deficit:
Series A Preferred stock; $0.001 par value; 54,000 shares authorized; None issued and outstanding.	-	-
Series B Preferred stock; $0.001 par value; 1,946,000 shares authorized; None issued and outstanding.	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 65,939,709 and 65,939,709 shares issued and outstanding, respectively	65,938	65,938
Additional paid-in capital	27,557,795	26,301,748
Accumulated deficit	(32,799,143)	(31,542,684)
Accumulated other comprehensive loss	(23,910)	(41,540)

Total stockholders’ deficit	(5,199,320)	(5,216,538)

Total liabilities and stockholders’ deficit	$8,560,953	$7,575,914

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended March 31,
	2018	2017

Revenues:	$5,992,748	$5,956,724
Cost of revenue	2,353,860	1,545,345
Gross profit	3,638,888	4,411,379

Operating expenses:
Research and development	1,122,623	1,043,119
Sales and marketing	1,170,484	1,216,490
General and administrative	1,999,886	1,926,242
Total operating expenses	4,292,993	4,185,851

Operating (loss) income	(654,105)	225,528

Other income (expense):
Other income (loss)	761	(300)
Other expense	(603,115)	(280,452)
Total other (expenses)	(602,354)	(280,752)

Net loss	$(1,256,459)	$(55,224)

Net loss per share:
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

Basic weighted average common shares outstanding	65,939,709	65,262,289
Diluted weighted average common shares outstanding	65,939,709	65,262,289

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three-month periods ended March 31,
	2018	2017

Net loss:	$(1,256,459)	$(55,224)

Foreign currency translation loss	17,630	4,080
Total other comprehensive loss	17,630	4,080

Comprehensive loss	$(1,238,829)	$(51,144)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-month periods ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,256,459)	$(55,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,059	169,028
Amortization of deferred financing cost	202,898	59,807
Provision for bad debt	(235,441)	2,386
Fair value of options and warrants	99,352	219,700
Loss on sale and disposal of fixed assets	-	902
Changes in operating assets and liabilities:
Accounts receivable	71,925	(95,718)
Prepaid expenses	32,894	(140,115)
Accounts payable and accrued expenses	(308,112)	(860,096)
Deferred revenues	176,894	40,583
Other assets	(2,783)	(813)
Net cash used in operating activities	(1,099,773)	(659,560)

Cash flows from investing activities:
Capitalized software for internal use	(375,000)	(515,454)
Capital expenditures	(13,402)	(9,799)
Proceeds from sale of assets	-	795
Net cash used in investing activities	(388,402)	(524,458)

Cash flows from financing activities:
Principal repayment of credit facility and loan	(662,058)	(486,548)
Proceeds from credit facility	3,771,600	500,000
Repayments of promissory notes	(1,000,000)	-
Net cash provided by financing activities	2,109,542	13,452

Effect of exchange rate changes on cash	17,630	4,080

Net increase (decrease) in cash	638,997	(1,166,486)

Cash, beginning of period	166,883	1,680,127

Cash, end of period	$805,880	$513,641

Supplemental disclosures of cash flow information:
Cash paid for interest	$373,257	$196,590
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with credit facility	$1,156,695	$-
Principal loan payments included in accounts payable	$-	$25,000
Shares issued for cashless exercise of options and warrants	$-	$1,868
Capital expenditure included in payables	$6,622	$-
Accrued payables and short-term loan directly paid off by credit facility	$623,399	$-
Prepaid expenses reclassed to deferred financing cost	$70,000	$-

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Accelerize Inc., a Delaware corporation, incorporated on November 22, 2005, owns and operates CAKE, a Software-as-a-Service, or SaaS, platform providing online tracking and analytics solutions for advertisers and online marketers.

The Company provides software solutions for businesses interested in expanding their online advertising spend.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2017 and 2016, respectively, which are included in the Company’s December 31, 2017 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 27, 2018.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of results for the entire year ending December 31, 2018.

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $1,804,833 and an accumulated deficit of $32,799,143 as of March 31, 2018.  The Company also had a net loss of $1,256,459 and cash used in operating activities of $1,099,773.

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

However, based upon its plans, management believes that the Company is a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank. The bank requires a collateral which is placed in a money market account and can be increased or decreased at any time at the discretion of the Company. The Company’s restricted cash amounted to $50,000 at March 31, 2018 and December 31, 2017.

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

	March 31, 2018	December 31, 2017

Allowance for doubtful accounts	$235,703	$471,144

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2018, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at March 31, 2018 or December 31, 2017.  The Company does not require any collateral from its customers.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with ASC 2014-09, Revenue from Contracts with Customers, Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The guidance primarily states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

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

Advertising

The Company expenses advertising costs as incurred.

	Three-month periods ended March 31,
	2018	2017

Advertising expense	$133,548	$86,416

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of $375,000 during the three-month period ended March 31, 2018. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to approximately $4,196,000 and $3,926,000 at March 31, 2018 and December 31, 2017, respectively. The Company’s amortization expenses associated with capitalized software development costs amounted to approximately $105,000 and $134,000 during the three-month period ended March 31, 2018 and 2017, respectively. Amortization of internal-use software is reflected in cost of revenues.

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

Common stock awards

The Company has granted common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted, whichever is more reliably measurable. The fair value measurement date of these awards is generally the date the performance of services is complete. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by non-employees is recorded on the consolidated statement of comprehensive loss in the same manner and charged to the same account as if such settlements had been made in cash.

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 6, Stockholders’ Equity.

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the three-month periods ended March 31, 2018 and 2017. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. Since the Company has not acquired any material businesses, this standard has no impact on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this ASU is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this ASU is effective for annual and interim reporting periods beginning after December 15, 2017. The Company has adopted this standard on January 1, 2018, and it has had no material impact on its financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2016-09), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017. The Company has adopted this standard on January 1, 2018 and it has had no material impact on its financial statements.

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

	Three-month periods ended March 31,
	2018	2017
Numerator:
Net loss	$(1,256,459)	$(55,224)

Denominator:
Denominator for basic earnings per share-weighted average shares	65,939,709	65,262,289
Effect of dilutive securities-when applicable:
Stock options	-	-
Warrants	-	-
Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	65,939,709	65,262,289

Loss per share:

Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

Weighted-average anti-dilutive common share equivalents	23,063,359	16,275,714

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	March 31, 2018	December 31, 2017
Computer equipment and software	$450,858	$431,497
Office furniture and equipment	130,205	120,420
Leasehold improvements	295,169	292,640
Total (1)	876,232	844,557
Accumulated depreciation (2)	(794,189)	(775,152)
Total	82,043	69,405
(1) Includes (11,651) in foreign exchange translation
(2) Includes 4,977 in foreign exchange translation

Intangible assets	6,812,726	6,437,726
Accumulated amortization	(2,617,203)	(2,512,203)

Total	$4,195,523	$3,925,523

	Three-month periods ended March 31,
	2018	2017

Depreciation expense	$14,059	$35,455
Amortization expense on internal software	$105,000	$133,573

During the three-month period ended March 31, 2017, the Company disposed of approximately $7,500 in computer equipment with a net book value of approximately $1,700 for proceeds of approximately $800. There were no such disposals in 2018.

NOTE 3: PREPAID EXPENSES

At March 31, 2018 and December 31, 2017, the Company’s prepaid expenses consisted primarily of prepaid insurance and tradeshow costs.

NOTE 4: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	March 31, 2018	December 31, 2017

Deferred revenues	$476,831	$299,937

NOTE 5: CREDIT FACILITY AND LOAN

Agility Loan

	March 31, 2018	December 31, 2017
Agility Loan	625,000	625,000
Amendment, added to balance	400,000	400,000
Principal Payment of Agility Loan	(450,000)	(425,000)
Less Loan repayment	(575,000)	-
Less: Deferred financing cost	-	-
	$-	$600,000

On March 11, 2016, the Company entered into a subordinated loan, or the Agility Loan, with Agility Capital II, LLC, or Agility Capital, which provides for total availability of $625,000 and was to originally mature, prior to amendment, on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2017, and at repayment of the Agility Loan, the Company was in compliance with these covenants. The Agility Loan requires a security interest in all of the Company’s personal property and intellectual property, second in priority to the Lender and to SaaS Capital Funding II, LLC.

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, the Company issued to Agility Capital a warrant to purchase up to 69,444 shares of the Company’s Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, of which $0 and $3,970 was expensed during the three-month period ended March 31, 2018 and 2017, respectively.

On November 29, 2016, the Company entered into an amendment of the Agility Loan which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of the entering into of the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance and shall accrue interest, expensed in the statement of operations. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, the Company issued to Agility Capital a warrant to purchase up to 187,500 shares of the Company’s Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, of which $0 and $9,791 was expensed during the three-month period ended March 31, 2018 and 2017, respectively.

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

On January 26, 2018, the Company repaid the Agility Loan by paying Agility Capital approximately $581,000 which terminated the loan agreement between the Company and Agility Capital and released Agility Capital’s security interest in Company assets. The Company owed $0 and $600,000 under the Agility Loan at March 31, 2018 and December 31, 2017, respectively.

Credit Facility - SaaS Capital Loan

	March 31, 2018	December 31, 2017
SaaS Capital Loan, Total advances	$9,903,000	$9,903,000
Principal Payment of SaaS Capital Loan	(2,860,674)	(2,198,616)
Less: Deferred financing cost	(253,214)	(245,584)
Less: SaaS Capital Loan, short term (1)	(3,243,367)	(3,055,812)
	$3,545,744	$4,402,988

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

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of March 31, 2018, the Company was in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. The Company granted SaaS Capital Funding II, LLC a security interest in all of the Company's personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between the Company and SaaS Capital Funding II, LLC.

On May 5, 2016, in connection with the SaaS Capital Loan, the Company issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date the Company’s equity securities are first listed for trading on NASDAQ. The Company paid approximately $169,000 in financing costs through September 30, 2016. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, of which $31,927 was expensed during the three-month periods ended March 31, 2018 and 2017.

On November 29, 2016, the Company entered into an amendment of the SaaS Capital Loan to receive consent from SaaS Capital to enter into the Settlement Agreement. The amendment required a loan modification fee of $120,000, payable at $10,000 a month for one year, expensed in the statement of operations. In connection with this amendment, the Company agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of our Common Stock at an exercise price of $0.36 per share. This warrant expires on November 29, 2026. The fair value of the warrant amounted to $60,185 which was fully expensed at December 31, 2016.

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

On January 25, 2018, the Company entered into a sixth amendment, or the Sixth Amendment, of the SaaS Capital Loan to permit the Company to enter into the Beedie Credit Agreement, further described below, and to permit the repayment of Agility Capital and of the promissory notes to lenders, further described below. The Sixth Amendment also amended the Company’s adjusted EBITDA covenant and added covenants requiring a minimum gross margin and specified debt to monthly recurring revenue ratios. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. In connection with the Sixth Amendment, the Company agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of its Common Stock at an exercise price of $0.35 per share, subject to certain adjustments for dividends, splits or reclassifications. The fair value of the warrant amounted to $56,834 and was capitalized as deferred financing costs, of which $3,157 and $0 was expensed during the three-month period ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, the Company borrowed $0 from the SaaS Capital Loan, and made principal payments of $662,058.

The Company owed $7,042,326 and $7,704,384 under the SaaS Capital Loan at March 31, 2018 and December 31, 2017, respectively.

Promissory Notes

	March 31, 2018	December 31, 2017
Promissory Notes, Total	$1,000,000	$1,000,000
Principal Payment of Promissory Notes	(1,000,000)	-
Promissory Notes, Outstanding balance	-	1,000,000
Less: Deferred financing cost	-	(82,868)
Less: Promissory Notes, short term	-	(649,194)
	$-	$267,938

On August 14, 2017, the Company borrowed an aggregate of $1,000,000 from seven lenders, or the Lenders, and issued promissory notes, or the Promissory Notes, for the repayment of the amounts borrowed. The Lenders are all accredited investors, certain of the Lenders are shareholders of the Company, one of the Lenders is an affiliate of the Company’s director, Greg Akselrud, and two of the lenders are each affiliated with a partner of Mr. Akselrud’s in the law firm of Stubbs Alderton and Markiles, LLP. The Promissory Notes are unsecured, have a maturity date of August 14, 2019 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. The Company also issued to the Lenders three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share. The fair value of the warrant amounted to $104,676 and was capitalized as deferred financing costs, of which $82,868 and $0 was expensed during the three-month period ended March 31, 2018 and 2017, respectively.

On January 26, 2018, the Company paid approximately $1,074,000 to repay the Promissory Notes issued to the Lenders, which includes approximately $65,000 in additional interest expenses due to the repayment date which was prior to the maturity date. The Company owed $0 and $1,000,000 under the Promissory Notes at March 31, 2018 and December 31, 2017 respectively.

Beedie Credit Agreement

On January 25, 2018, the Company entered into a non-revolving term credit agreement, or the Beedie Credit Agreement, with Beedie Investments Limited, or Beedie, to borrow up to a maximum of $7,000,000. Outstanding principal will accrue interest at the rate of 12% per annum increasing to 14% per annum if the Company’s gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal is payable monthly in arrears. The Company paid Beedie a commitment fee of $175,000 and will pay to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount. Advances may be requested until July 25, 2020 and outstanding principal must be paid in full on January 25, 2021. Prepayment, which if at the Company’s option must be made in full and is otherwise required following certain asset dispositions, will be subject to a fee of 24 months accrued interest less all interest previously paid by the Company on the outstanding principal amount if paid prior to January 25, 2020. The initial minimum advance amount of $4,500,000 was advanced on January 26, 2018. Approximately $581,000 of the initial advance was used to repay Agility Capital to terminate the loan agreement between the Company and Agility dated March 11, 2016, as amended, and to release Agility Capital’s security interest in Company assets. Approximately $1,074,000 of the initial advance was used to repay the Promissory Notes issued to the Lenders on August 14, 2017. The $175,000 commitment fee was capitalized as deferred financing costs, of which $9,722 and $0 was expensed during the three-month period ended March 31, 2018 and 2017, respectively.

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

In connection with the Beedie Credit Agreement, the Company issued to Beedie a warrant, or the Beedie Warrant, to purchase up to 4,500,000 shares of the Company's common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 26, 2019. Up to 2,500,000 additional shares of common stock under the Beedie Warrant will be exercisable on a pro rata basis to additional amounts borrowed if and when advanced under the Beedie Credit Agreement. The Company adopted ASU 2017-11 which revises ASC 815-10-15-74 to allow instruments with a down round features to qualify for equity classification. Under the new guidance, the issuer would recognize the value of the feature only when it is activated and there is an actual reduction of the strike price or conversion feature.  The value of the adjustment is then to be recorded as deemed dividend and a reduction of income available to common stockholders. The fair value of the warrant amounted to $1,099,861 and was capitalized as deferred financing costs, of which $61,103 and $0 was expensed during the three-month period ended March 31, 2018 and 2017, respectively.

The Company recognized amortization and interest expenses in connection with the credit facility and loans as follows.

	Three-month periods ended
	March 31,
	2018	2017

Amortization expense associated with the credit facility and loan	$202,898	$59,807
Interest expense associated with the credit facility and loan	$373,257	$196,590
Other finance fees associated with the credit facility and loan	$28,655	$24,125

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

There were no exercises of options during the three-month period ended March 31, 2018. During the three-month period ended March 31, 2017, the Company issued 1,707,692 shares of its Common Stock pursuant to the cashless exercise of 2,400,000 options.

As of March 31, 2018, and December 31, 2017, there were 65,939,709 shares of Common Stock issued and outstanding.

Restricted Stock

During 2017 and 2016, the Company issued 120,000 restricted shares of its Common Stock, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2017 and July 1, 2016, to each of its non-employee directors as partial annual compensation for services as a director. As of March 31, 2018 and 2017, these restricted shares were fully issued. The Company recorded expenses of $30,000 during the three-month periods ended March 31, 2018 and 2017. $30,000 remained unvested as of March 31, 2018 and 2017.

Warrants

There were no exercises of warrants during the three-month period ended March 31, 2018. During the three-month period ended March 31, 2017, the Company issued 160,096 shares of its Common Stock pursuant to the cashless exercise of 225,000 warrants.

During the three months ended March 31, 2018, the Company issued 200,000 and 4,500,000 warrants exercisable at a price of $0.35 per share and which expire on January 25, 2028 and January 25, 2024, respectively. The fair value of these warrants amounted to $56,834 and $1,099,861, respectively, and were recognized as deferred financing costs and amortized using the effective interest method over the terms of the associated loan. During this same period, 58,824 warrants expired.

During the three months ended March 31, 2017, no new warrants were issued and 46,875 warrants expired.

As of March 31, 2018, and December 31, 2017, there were 16,110,517 and 11,469,341 warrants issued and outstanding, respectively, with a weighted average price $0.62 and $0.74, respectively.

The Company recorded expenses of $61,050 and $125,867 during the three months ended March 31, 2018 and 2017, respectively, related to warrants granted to employees in prior years.

Options

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Three-month periods ended March 31,
	2018	2017
Weighted-average grant date fair value	$0.40	$0.43
Fair value of options, recognized as selling, general, and administrative expenses	$8,303	$63,832
Number of options granted	-	-
Number of options expired or forfeited	(45,000)	(257,500)

As of March 31, 2018 and December 31, 2017, there were 8,257,500 and 8,302,500 options, respectively, issued and outstanding with a weighted average price of $0.40.

The total compensation cost related to non-vested awards not yet recognized amounted to $35,382 at March 31, 2018 and the Company expects that it will be recognized over the following 30 months.

NOTE 7: COMPREHENSIVE LOSS

Comprehensive loss includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net loss to comprehensive loss for the three-month periods ended March 31, 2018 and 2017:

	Three-month periods ended March 31,
	2018	2017
Net loss	$(1,256,459)	$(55,224)
Other comprehensive loss:
Foreign currency translation adjustment	17,630	4,080
Comprehensive loss	$(1,238,829)	$(51,144)

The following table sets forth the balance in accumulated other comprehensive loss as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
Accumulated other comprehensive loss	$(23,910)	$(41,540)

NOTE 8: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the three-month periods ended March 31, 2018 and 2017 were approximately as follows:

	Three-month periods ended March 31,
	2018	2017
United States	60%	59%
Europe	20%	21%
Other	20%	20%

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

During October 2016, the Company amended its original May 2014 sublease and entered into a 21-month sublease in Newport Beach, effective June 1, 2016. The monthly base rent was approximately $4,100 through the end of the sublease term, in February 2018. As of March 31, 2018, this sublease has expired.

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

On November 29, 2016, the Company entered into the Settlement Agreement with Jeff McCollum, or McCollum, to settle pending litigation between the Company and McCollum in the Superior Court of the State of California related to McCollum’s termination as an executive officer of the Company on September 8, 2014. In connection with the Settlement Agreement, McCollum surrendered to the Company a stock certificate representing 1,890,000 shares of the Company’s Common Stock, or the Shares, and for dismissal with prejudice of the cross-complaint and action against the Company brought by McCollum. The Company agreed to pay McCollum a total of $2,700,000. $1,000,000 of this total has already been paid as of January 18, 2017, of which the Company’s insurance carrier contributed $500,000. The remaining $1,700,000 will be paid in 48 equal monthly installments starting on July 1, 2017. The Company previously cancelled McCollum’s options to purchase up to 6,600,000 shares of the Company’s Common Stock at exercise prices of $0.15 or $0.31 per share. The Company cancelled the 1,890,000 Shares and thereafter the Company’s issued and outstanding common stock decreased by approximately 3%. During 2016, the Company recorded a loss on legal settlement of $2,200,000, net of the reimbursement of $500,000, which the Company received from its insurance carrier in December 2016. The outstanding settlement balance amounted to $1,381,250 as of March 31, 2018 pursuant to the Settlement Agreement, of which $425,000 has been classified as accounts payable and accrued expenses and $956,250 as other long-term liabilities, in the accompanying condensed consolidated balance sheet.

NOTE 10: SUBSEQUENT EVENTS

On May 11, 2018, the Company granted a five-year warrant to Paul Dumais, its Senior Vice President Product Development, to purchase up to 500,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share, vesting in equal quarterly installments over 3 years commencing on July 1, 2018, which may be exercised in full or part for cash or via cashless exercise.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2017. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our revenue model is based on monthly recurring license fees, usually pursuant to an annual contract. The contracts typically include a prescribed volume of clicks, impressions, or other events, and are subject to overage charges for volumes in excess of the included amounts. We also charge training and implementation fees, and in certain cases, professional services fees and royalties. A majority of our revenue is derived from clients in the United States. During November 2012, we formed Cake Marketing UK Ltd, or the Subsidiary, a private limited company, which is our wholly-owned subsidiary located in the United Kingdom in order to better provide our services in the European market.

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

Results of Operations

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

			Increase/	Increase/
	Three-month periods ended		(Decrease)	(Decrease)
	March 31,		in $ 2018	in % 2018
	2018	2017	vs 2017	vs 2017

Revenues	$5,992,748	$5,956,724	$36,024	0.6%
Cost of revenues	2,353,860	1,545,345	808,515	52.3%
Gross Profit	3,638,888	4,411,379	(772,491)	-17.5%

Operating expenses:
Research and development	1,122,623	1,043,119	79,504	7.6%
Sales and marketing	1,170,484	1,216,490	(46,006)	-3.8%
General and administrative	1,999,886	1,926,242	73,644	3.8%
Total operating expenses	4,292,993	4,185,851	107,142	2.6%

Operating (loss) income	(654,105)	225,528	(879,633)	-390.0%

Other income (expense):
Other income (loss)	761	(300)	1,061	353.7%
Other expense	(603,115)	(280,452)	(322,663)	-115.1%
Total other expenses	(602,354)	(280,752)	(321,602)	-114.6%

Net loss	$(1,256,459)	$(55,224)	$(1,201,235)	-2175.2%

Discussion of Results for Three-Month Periods Ended March 31, 2018 and 2017

Revenues

	Three Months Ended March 31,		%
	2018	2017	Change

Revenues	$5,992,748	$5,956,724	0.6%

We generate revenues from monthly recurring license fees, overage fees (based on volume of clicks, impressions, or leads), training and implementation fees, and in certain cases, professional services fees and royalties. Our revenue breakdown for the three-month periods ended March 31, 2018 and 2017 were as follows.

	Three Months Ended March 31,		%
	2018	2017	Change

License	$4,650,688	$4,934,155	-5.7%
Overage	1,075,618	797,431	34.9%
Other	266,442	225,138	18.3%
Total	$5,992,748	$5,956,724	0.6%

The slight increase in total revenues during the three-month period ended March 31, 2018, when compared to the same period in 2017, is mainly due to a 35% increase in overage fees from our existing customers resulting from greater adoption and higher usage of our SaaS platform and a 20% increase in other revenue, which consists primarily of professional service fees and other partner revenue which was offset by a 6% decrease in license fees when compared to the same period in 2017. Our monthly license fee revenue constitutes the contractually recurring portion of our revenue and comprises the bulk of our total revenue, or 78% during the three-month period ended March 31, 2018. Our number of clients increased 3% during the three-month period ended March 31, 2018, when compared to the same period in 2017 and our average monthly revenue per customer decreased 3% during the three-month period ended March 31, 2018 when compared to the same period in 2017.

We believe that our SaaS revenues will continue to increase during the remainder of 2018.

Cost of Revenues

	Three Months Ended March 31,		%
	2018	2017	Change

Cost of revenues	$2,353,860	$1,545,345	52.3%

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

During the three-month period ended March 31, 2018, when compared to the same period in 2017, cost of revenues increased mainly as a result of higher web hosting fees incurred to support our operations, which increased by approximately $860,000.

We believe that our cost of revenues will stabilize during the remainder of 2018.

Research and Development Expenses

	Three Months Ended March 31,		%
	2018	2017	Change

Research and development	$1,122,623	$1,043,119	7.6%

Research and development expenses consist primarily of personnel costs associated with the enhancement and the maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses increased during the three-month period ended March 31, 2018, when compared to the same period in 2017 mainly due to lower capitalized software expenses of approximately $140,000.

We believe that our research and development expenses will remain flat during the remainder of 2018.

 Sales and Marketing Expenses

	Three Months Ended March 31,		%
	2018	2017	Change

Sales and marketing	$1,170,484	$1,216,490	-3.8%

Sales and marketing expenses primarily consist of personnel costs associated with the sale and the marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

We experienced a slight decrease in sales and marketing expenses during the three-month period ended March 31, 2018, when compared to the same period in 2017.

We believe that our sales and marketing expenses will increase slightly in 2018 as we continue to execute on proven marketing programs.

General and Administrative Expenses

	Three Months Ended March 31,		%
	2018	2017	Change

General and administrative	$1,999,886	$1,926,242	3.8%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit and legal fees, as well as professional fees, insurance, investor relations, and other corporate expenses.

General and administrative expenses during the three-month period ended March 31, 2018, when compared to the same period in 2017, remained relatively unchanged.

We believe that our general and administrative expenses will increase during the remainder of 2018 at lower percentages than our anticipated increase in revenues as we continue to increase the scope of our operations.

Other (Loss) Income

	Three Months Ended March 31,		%
	2018	2017	Change

Other (loss) income	$761	$(300)	353.7%

Other Income during the three-month periods ended March 31, 2018 and 2017 consisted mainly of the sale of non-inventory assets.

Other Expense

	Three Months Ended March 31,		%
	2018	2017	Change

Other expense	$603,115	$280,452	-115.1%

Other expenses consist of interest charges and amortization of deferred financing costs associated with our loans.

The increase in interest expenses during the three-month period ended March 31, 2018 when compared to the same period in 2017, is primarily due to higher levels of borrowings we have made from time to time under the credit facility.

Liquidity and Capital Resources

We had a working capital deficit of $1,804,833 and an accumulated deficit of $32,799,143 as of March 31, 2018.  We also had a net loss of $1,256,459 and cash used in operating activities of $1,099,773.

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

However, based upon our plans, we believe that we are a going concern.

	Ending balance at March 31,				Average balance during three months ended March 31,
	2018		2017		2018	2017
Cash	$805,880		$513,641		$486,382	$1,096,884
Restricted cash	50,000		50,000		50,000	50,000
Accounts receivable	2,856,152		2,322,942		2,774,394	2,276,276
Accounts payable and accrued expenses	2,242,116		1,910,041		2,360,600	2,274,525
Short term line of credit, net of deferred financing cost	3,243,367	(1)	2,221,312	(1)	3,149,590	2,130,129
Short term loan, net of deferred financing cost	-		445,628		612,097	476,248
Long term loan, net of deferred financing cost	6,841,709		4,515,359		5,622,349	4,551,793
Long term other liabilities	956,250		1,381,250		1,009,375	1,434,375

(1)	Short-term portion constitutes scheduled amortization payments for the next 12 months which create immediate access to additional borrowing availability equal to the amount of amortization payments

At March 31, 2018 and 2017, 43% and 42%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity historically include the sale of our securities and borrowings from our loans and credit facilities.

We do not have any material commitments for capital expenditures of tangible items.

Agility Loan

On March 11, 2016, we entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and was to originally mature, prior to amendment, on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan, and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2017, and at repayment of the Agility Loan, we were in compliance with these covenants. The Agility Loan requires a security interest in all of our personal property and intellectual property, second in priority to SaaS Capital Funding II, LLC.

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

On August 14, 2017, we entered into a consent to waiver of the Agility Loan, to permit the issuance of the Promissory Notes to the Lenders, as further described below.

On November 8, 2017, we entered into the Third Amendment of the Agility Loan whereby Agility Capital agreed to loan an additional $300,000 to us, such that the aggregate principal amount owing to Agility Capital as of November 9, 2017 was $625,000. The Third Amendment extended the maturity date of the Agility Loan from December 31, 2017 to December 31, 2018. A loan modification fee of $125,000 was deducted from the Additional Loan amount. This arrangement was treated as a substantial modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was greater than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt extinguishment and reissuance of a new debt instrument, with the fair value of $606,034 and therefore recorded $106,034 as a loss on debt extinguishment.  The carrying value of the $625,000 did not change as a result of the extinguishment since the discounts recognized at inception of these new notes were fully amortized at the time of the issuance.

On January 26, 2018, we repaid the Agility Loan by paying Agility Capital approximately $581,000 which terminated the loan agreement between us and Agility Capital and released Agility Capital’s security interest in our assets. We owed $0 and $600,000 under the Agility Loan at March 31, 2018 and December 31, 2017, respectively.

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

On August 14, 2017, we entered into a fourth amendment of the SaaS Capital Loan with SaaS Capital to permit the issuance of the Promissory Notes to the Lenders.

On November 8, 2017, we entered into the Fifth Amendment which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($170,000) until October 31, 2017, to ($150,000) from November 1, 2017 to December 31, 2017, to ($100,000) from January 1, 2018 to May 31, 2018, to ($50,000) from June 1, 2018 to August 31, 2018, and to $0 thereafter. The Fifth Amendment added a new minimum liquidity covenant for a cash balance of $600,000 effective January 31, 2018. The Fifth Amendment also memorialized SaaS Capital’s waiver of the Minimum Adjusted EBITDA covenant for September 2017. In connection with the Fifth Amendment, we agreed to pay to SaaS Capital a fee of $375,000 upon the payment in full of all outstanding advances.

On January 25, 2018, we entered into the Sixth Amendment to permit us to enter into the Beedie Credit Agreement and to permit the repayment of Agility Capital and of the Promissory Notes to the Lenders. The Sixth Amendment also amended our adjusted EBITDA covenant and added covenants requiring a minimum gross margin and specified debt to monthly recurring revenue ratios. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. In connection with the Sixth Amendment, we agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of our Common Stock at an exercise price of $0.35 per share, subject to certain adjustments for dividends, splits or reclassifications. The fair value of the warrant amounted to $56,834 and was capitalized as deferred financing costs, of which $3,157 and $0 was expensed during the three-month period ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, we borrowed $0 from the SaaS Capital Loan, and made principal payments of $662,058.

We owed $7,042,326 and $7,704,384 under the SaaS Capital Loan at March 31, 2018 and December 31, 2017, respectively.

Promissory Notes

On August 14, 2017, we borrowed an aggregate of $1,000,000 from the Lenders, and issued the Promissory Notes for the repayment of the amounts borrowed. The Lenders are all accredited investors, certain of the Lenders are our shareholders, one of the Lenders is an affiliate of our director, Greg Akselrud, and two of the lenders are each affiliated with a partner of Mr. Akselrud’s in the law firm of Stubbs Alderton and Markiles, LLP. The Promissory Notes are unsecured, have a maturity date of August 14, 2019 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. We also issued to the Lenders three-year warrants to purchase an aggregate of 1,000,000 shares of our Common Stock at an exercise price of $0.35 per share. The fair value of the warrant amounted to $104,676 and was capitalized as deferred financing costs, of which $82,868 and $0 was expensed during the three-month period ended March 31, 2018 and 2017, respectively.

On January 26, 2018, we paid approximately $1,074,000 to repay the Promissory Notes issued to the Lenders, which includes approximately $65,000 in additional interest expenses due to the repayment date which was prior to the maturity date. We owed $0 and $1,000,000 under the Promissory Notes at March 31, 2018 and December 31, 2017 respectively.

Beedie Credit Agreement

On January 25, 2018, we entered into the Beedie Credit Agreement to borrow up to a maximum of $7,000,000. Outstanding principal will accrue interest at the rate of 12% per annum increasing to 14% per annum if our gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal is payable monthly in arrears. We paid Beedie a commitment fee of $175,000 and will pay to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount. Advances may be requested until July 25, 2020 and outstanding principal must be paid in full on January 25, 2021. Prepayment, which if at our option must be made in full and is otherwise required following certain asset dispositions, will be subject to a fee of 24 months accrued interest less all interest previously paid by us on the outstanding principal amount if paid prior to January 25, 2020. The initial minimum advance amount of $4,500,000 was advanced on January 26, 2018. Approximately $581,000 of the initial advance was used to repay Agility Capital to terminate the loan agreement between us and Agility dated March 11, 2016, as amended, and to release Agility Capital’s security interest in our assets. Approximately $1,074,000 of the initial advance was used to repay the Promissory Notes issued to the Lenders on August 14, 2017. The $175,000 commitment fee was capitalized as deferred financing costs, of which $9,722 and $0 was expensed during the three-month period ended March 31, 2018 and 2017, respectively.

The Beedie Credit Agreement contains customary covenants including, but not limited to, covenants to achieve specified adjusted EBITDA levels, to maintain minimum revenue renewal and liquidity levels, to maintain minimum gross margins, to maintain specified debt to monthly recurring revenue ratios, that limit capital expenditures and restrict the Company's ability to pay dividends, purchase and sell assets outside the ordinary course, and that limit the Company’s ability to incur additional indebtedness. As of March 31, 2018, we were in compliance with these covenants. The occurrence of a material adverse change will be an event of default under the Beedie Credit Agreement, in addition to other customary events of default. Default interest will be charged at 18% per annum. We granted Beedie a security interest, subordinated to the security interest of SaaS Capital, in all of our assets through a pledge and security agreement, patent security agreement and trademark security agreement, each between us and Beedie. As additional security, the Subsidiary issued an unlimited guarantee to Beedie. Beedie is entitled to board of director observation rights during the term of the Beedie Credit Agreement.

In connection with the Beedie Credit Agreement, we issued the Beedie Warrant to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 26, 2019. Up to 2,500,000 additional shares of common stock under the Beedie Warrant will be exercisable on a pro rata basis to additional amounts borrowed if and when advanced under the Beedie Credit Agreement. We adopted ASU 2017-11 which revises ASC 815-10-15-74 to allow instruments with a down round features to qualify for equity classification. Under the new guidance, the issuer would recognize the value of the feature only when it is activated and there is an actual reduction of the strike price or conversion feature.  The value of the adjustment is then to be recorded as deemed dividend and a reduction of income available to common stockholders. The fair value of the warrant amounted to $1,099,861 and was capitalized as deferred financing costs, of which $61,103 and $0 was expensed during the three-month period ended March 31, 2018 and 2017, respectively.

Changes in Cash Flows

	Three-month periods ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,256,459)	$(55,224)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	119,059	169,028
Amortization of deferred financing cost	202,898	59,807
Provision for bad debt	(235,441)	2,386
Fair value of options and warrants	99,352	219,700
Loss on sale and disposal of fixed assets	-	902
Changes in operating assets and liabilities:
Accounts receivable	71,925	(95,718)
Prepaid expenses	32,894	(140,115)
Accounts payable and accrued expenses	(308,112)	(860,096)
Deferred revenues	176,894	40,583
Other assets	(2,783)	(813)
Net cash used in operating activities	(1,099,773)	(659,560)

Cash flows from investing activities:
Capitalized software for internal use	(375,000)	(515,454)
Capital expenditures	(13,402)	(9,799)
Proceeds from sale of assets	-	795
Net cash used in investing activities	(388,402)	(524,458)

Cash flows from financing activities:
Principal repayment of credit facility and loan	(662,058)	(486,548)
Proceeds from credit facility	3,771,600	500,000
Repayments of promissory notes	(1,000,000)	-
Net cash provided by financing activities	2,109,542	13,452

Effect of exchange rate changes on cash	17,630	4,080

Net increase (decrease) in cash	638,997	(1,166,486)

Cash, beginning of period	166,883	1,680,127

Cash, end of period	$805,880	$513,641

Comparison of three months ended March 31, 2018 to March 31, 2017

As of March 31, 2018, we had cash of approximately $806,000.

Net cash used in operating activities was approximately $1.1 million during the three-month period ended March 31, 2018 compared to net cash provided by operations of approximately $660,000 during the same period in 2017. The change in operating cash flow was primarily due to a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was approximately $390,000 for the three-month period ended March 31, 2018 compared to $525,000 for the same period in 2017. The decrease in capitalization of development costs for internal-use software of $140,000 offset by an increase in capital expenditures of approximately $4,000 accounted for the decrease in cash used in investing activities.

Net cash provided by financing activities was approximately $2.1 million for the three-month period ended March 31, 2018 compared to approximately $13,000 for the same period in 2017. The increase in cash provided by financing activities is primarily due to proceeds from our credit facility of $4.5 million, offset by related financing costs of $175,000 and repayments of short-term loan and promissory notes of approximately $1.6 million.

Exercise of warrants and options

There were no proceeds generated from the exercise of warrants or options during the three-month period ended March 31, 2018.

Other outstanding obligations at March 31, 2018

Warrants

As of March 31, 2018, 16,110,517 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of March 31, 2018, 8,257,500 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

4.1	Form of Warrant to Purchase Stock issued on January 25, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2018).

4.2	Form of Warrant to Purchase Stock issued on January 25, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2018).

10.1

Sixth Amendment to Loan and Security Agreement, dated January 25, 2018, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2018).

10.2	Credit Agreement, dated January 25, 2018, between Accelerize Inc. and Beedie Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2018).

10.3

Pledge and Security Agreement, dated January 25, 2018, between Accelerize Inc. and Beedie Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2018).

10.4	Guarantee Made by Cake Marketing UK Ltd. in favor of Beedie Investments Limited, dated January 25, 2018 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2018).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE INC.

Dated: May 15, 2018	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2018	By:	/s/ Anthony Mazzarella
Anthony Mazzarella
Chief Financial Officer
(Principal Financial Officer)