Form 10-Q
period 2018-06-30
Accelerize Inc.
filed 2018-08-14
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 14, 2018, was 66,179,709.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations to continue as a going concern, our pursuit of strategic transactions including acquisitions, dispositions, capital raising and debt restructuring, that our revenues will increase in 2018, and that we intend to continue to grow revenues by investing in sales, marketing, product, development and innovation, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 27, 2018 and in this quarterly report on Form 10-Q. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,021,833	$166,883
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for bad debt of $135,343 and $471,144, respectively	2,898,828	2,692,636
Prepaid expenses and other assets	518,557	548,343
Total current assets	4,489,218	3,457,862

Property and equipment, net of accumulated depreciation of $797,778 and $775,152, respectively	72,833	69,405
Intangible assets, net of accumulated amortization of $2,833,350 and $2,512,203, respectively	4,354,377	3,925,523
Other assets	110,735	123,124
Total assets	$9,027,163	$7,575,914

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,455,181	$2,479,083
Deferred revenues	716,330	299,937
Credit facility, short term	3,411,787	3,055,812
Other short-term loan, net of unamortized deferred financing cost of $0 and $0, respectively	-	1,224,194
Total current liabilities	6,583,298	7,059,026
Credit facility, net of unamortized deferred financing cost of $1,440,601 and $245,584, respectively	6,119,381	4,402,988
Other loan, related party net of unamortized deferred financing cost of $197,103 and $0, respectively	352,897	-
Other loan net of unamortized deferred financing cost of $519,636 and $82,868, respectively	930,364	267,938
Other liabilities	850,000	1,062,500
Total liabilities	14,835,940	12,792,452

Stockholders' Deficit:
Series A Preferred stock; $0.001 par value; 54,000 shares authorized; None issued and outstanding.	-	-
Series B Preferred stock; $0.001 par value; 1,946,000 shares authorized; None issued and outstanding.	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 65,939,709 and 65,939,709 shares issued and outstanding, respectively	65,938	65,938
Additional paid-in capital	28,543,529	26,301,748
Accumulated deficit	(34,363,187)	(31,542,684)
Accumulated other comprehensive loss	(55,057)	(41,540)

Total stockholders’ deficit	(5,808,777)	(5,216,538)

Total liabilities and stockholders’ deficit	$9,027,163	$7,575,914

See Notes to Unaudited Condensed Consolidated Financial Statements.

 ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues:	$5,397,678	$5,994,154	$11,390,426	$11,950,878
Cost of revenue	2,469,136	2,365,364	4,822,996	3,910,709
Gross profit	2,928,542	3,628,790	6,567,430	8,040,169

Operating expenses:
Research and development	987,776	1,133,437	2,110,399	2,176,556
Sales and marketing	1,061,708	1,083,303	2,232,192	2,299,793
General and administrative	1,906,277	1,751,672	3,906,163	3,677,914
Total operating expenses	3,955,761	3,968,412	8,248,754	8,154,263

Operating loss	(1,027,219)	(339,622)	(1,681,324)	(114,094)

Other income (expense):
Interest income	25	1,042	786	742
Interest expense	(536,850)	(278,129)	(1,139,965)	(558,581)
Total other (expenses)	(536,825)	(277,087)	(1,139,179)	(557,839)

Net loss	$(1,564,044)	$(616,709)	$(2,820,503)	$(671,933)

Net loss per share:
Basic	$(0.02)	$(0.01)	$(0.04)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Basic weighted average common shares outstanding	65,939,709	65,283,042	65,939,709	65,272,723
Diluted weighted average common shares outstanding	65,939,709	65,283,042	65,939,709	65,272,723

 See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(1,564,044)	$(616,709)	$(2,820,503)	$(671,933)

Foreign currency translation (loss) gain	(31,147)	15,177	(13,517)	19,257
Total other comprehensive (loss) gain	(31,147)	15,177	(13,517)	19,257

Comprehensive loss	$(1,595,191)	$(601,532)	$(2,834,020)	$(652,676)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-month periods ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,820,503)	$(671,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	346,858	384,633
Amortization of deferred financing cost	384,407	115,644
Provision for bad debt	(335,801)	17,211
Fair value of options and warrants	203,486	433,404
Loss (gain) on sale of fixed assets	-	902
Changes in operating assets and liabilities:
Accounts receivable	129,609	29,968
Prepaid expenses and other assets	(40,214)	(365,332)
Restricted cash	-	-
Accounts payable and accrued expenses	(188,443)	(753,229)
Deferred revenues	416,393	37,767
Other assets	12,388	(3,582)
Net cash used in operating activities	(1,891,820)	(774,547)

Cash flows from investing activities:
Capitalized software for internal use	(750,000)	(891,393)
Capital expenditures	(28,698)	(32,980)
Proceeds from sale of assets	-	795
Net cash used in investing activities	(778,698)	(923,578)

Cash flows from financing activities:
Principal repayments of credit facility and loan	(2,163,212)	(1,030,837)
Proceeds from credit facility	4,702,197	1,150,000
Proceeds from promissory notes	1,000,000	-
Net cash provided by financing activities	3,538,985	119,163

Effect of exchange rate changes on cash	(13,517)	19,257

Net increase (decrease) in cash	854,950	(1,559,705)

Cash, including restricted cash, beginning of period	216,883	1,730,127

Cash, including restricted cash, end of period	$1,071,833	$170,422

Supplemental disclosures of cash flow information:
Cash paid for interest	$711,627	$395,545
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with line of credit and promissory notes	$2,038,296	$-
Principal loan payments included in accounts payable	$-	$25,000
Capital expenditure included in accounts payable	$1,299	$7,282
Shares issued for cashless exercise of options and warrants	$-	$1,868
Accrued payables and short-term loan directly paid off by credit facility	$623,399	$-
Prepaid expenses reclassed to deferred financing cost	$70,000	$-

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2017 and 2016, respectively, which are included in the Company’s December 31, 2017 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 27, 2018.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the three and six-month periods ended June 30, 2018 are not necessarily indicative of results for the entire year ending December 31, 2018.

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $2,094,080 and an accumulated deficit of $34,363,187 as of June 30, 2018.  The Company also had a net loss of $2,820,503 and cash used in operating activities of $1,891,820 as of June 30, 2018.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from revenue growth and managing and reducing operating and overhead costs.  During the second quarter of 2018, the Company engaged a nationally recognized investment bank to assist management in pursuing strategic transactions including acquisitions, dispositions, capital raising and debt restructuring. However, management cannot provide any assurances that the Company will be successful in accomplishing its plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank. The bank requires a collateral which is placed in a money market account and can be increased or decreased at any time at the discretion of the Company. The Company’s restricted cash amounted to $50,000 at June 30, 2018 and December 31, 2017.

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

	June 30, 2018	December 31, 2017

Allowance for doubtful accounts	$135,343	$471,144

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Accounting Standards Codification (“ASC”) Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

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

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at June 30, 2018 or December 31, 2017.  The Company does not require any collateral from its customers.

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

Advertising

The Company expenses advertising costs as incurred.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Advertising expense	$142,559	$83,728	$276,107	$170,755

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of $375,000 and $750,000 during the three and six-months ended June 30, 2018. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to approximately $4,354,377 and $3,925,523 at June 30, 2018 and December 31, 2017, respectively. The Company’s amortization expenses associated with capitalized software development costs amounted to $216,146 and $321,146 during the three and six-month periods ended June 30, 2018, respectively, and $181,531 and $315,103 during the three and six-month periods ended June 30, 2017, respectively. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the three and six-month periods ended June 30, 2018 and 2017. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

In July 2018, the FASB issued ASU 2018-09 to provide clarification and correction of errors to the Codification. The amendments in this update cover multiple Accounting Standards Updates. Some topics in the update may require transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the new guidance on its financial statements.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(1,564,044)	$(616,709)	$(2,820,503)	$(671,933)

Denominator:
Denominator for basic earnings per share--weighted average shares	65,939,709	65,283,042	65,939,709	65,272,723
Effect of dilutive securities- when applicable:
Stock options	-	-	-	-
Warrants	-	-	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	65,939,709	65,283,042	65,939,709	65,272,723

Loss per share:
Basic	$(0.02)	$(0.01)	$(0.04)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted-average anti-dilutive common share equivalents	25,768,596	16,361,556	24,423,450	16,318,872

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized

Property and equipment consist of the following at:

	June 30, 2018	December 31, 2017
Computer equipment and software	$451,853	$431,497
Office furniture and equipment	127,527	120,420
Leasehold improvements	291,231	292,640
Total (1)	870,611	844,557
Accumulated depreciation (2)	(797,778)	(775,152)
Total	$72,833	$69,405
(1) Includes 3,944 in foreign exchange translation
(2) Includes (3,085) in foreign exchange translation

Intangible assets	$7,187,727	$6,437,726
Accumulated amortization	(2,833,350)	(2,512,203)
Total	$4,354,377	$3,925,523

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Depreciation expense	$11,653	$34,075	$25,712	$69,530
Amortization expense on internal software	$216,146	$181,530	$321,146	$315,103

During the three and six-month periods ended June 30, 2017, the Company disposed of approximately $0 and $7,500 in computer equipment with a net book value of approximately $0 and $1,700 for proceeds of approximately $0 and $800, respectively. There were no disposals during the three or six-month periods ended June 30, 2018.

NOTE 3: PREPAID EXPENSES

At June 30, 2018 and December 31, 2017, the Company’s prepaid expenses consisted primarily of prepaid insurance and tradeshow costs.

NOTE 4: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such customers when provided.

	June 30, 2018	December 31, 2017

Deferred revenues	$716,330	$299,937

NOTE 5: CREDIT FACILITY AND LOANS

Agility Loan

	June 30, 2018	December 31, 2017
Agility Loan	625,000	625,000
Amendment, added to balance	400,000	400,000
Principal Payment of Agility Loan	(450,000)	(425,000)
Less: Loan repayment	(575,000)	-
Less: Deferred financing cost	-	-
	$-	$600,000

On March 11, 2016, the Company entered into a subordinated loan, or the Agility Loan, with Agility Capital II, LLC, or Agility Capital, which provides for total availability of $625,000 and was to originally mature, prior to amendment, on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting the Company’s ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2017, and at repayment of the Agility Loan, the Company was in compliance with these covenants. The Agility Loan requires a security interest in all of the Company’s personal property and intellectual property, second in priority to SaaS Capital Funding II, LLC.

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, the Company issued to Agility Capital a warrant to purchase up to 69,444 shares of the Company’s Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, of which $0 and $3,970 was expensed during the three and six-month periods ended June 30, 2017, respectively, and $0 was expensed during 2018.

On November 29, 2016, the Company entered into an amendment of the Agility Loan which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of the Company entering into a settlement agreement with respect to pending litigation between the Company and a former officer during November 2016, or the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, the Company issued to Agility Capital a warrant to purchase up to 187,500 shares of the Company’s Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, of which $9,791 and $19,582 was expensed during the three and six-month periods ended June 30, 2017, respectively, and $0 was expensed during 2018.

On August 14, 2017, the Company entered into a consent to waiver of the Agility Loan, to permit the issuance of promissory notes to lenders, as further described below.

On November 8, 2017, the Company entered into the third amendment of the Agility Loan, or the Third Amendment, whereby Agility Capital agreed to loan an additional $300,000 to the Company, such that the aggregate principal amount owing to Agility Capital as of November 9, 2017 was $625,000. The Third Amendment extended the maturity date of the Agility Loan from December 31, 2017 to December 31, 2018. A loan modification fee of $125,000 was deducted from the Additional Loan amount. This arrangement was treated as a substantial modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was greater than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt extinguishment and reissuance of a new debt instrument, with the fair value of $606,034 and therefore recorded $106,034 as a loss on debt extinguishment.  The carrying value of the $625,000 did not change as a result of the extinguishment since the discounts recognized at inception of these new notes were fully amortized at the time of the issuance.

On January 26, 2018, the Company repaid the Agility Loan by paying Agility Capital approximately $581,000 which terminated the loan agreement between the Company and Agility Capital and released Agility Capital’s security interest in Company assets. The Company owed $0 and $600,000 under the Agility Loan at June 30, 2018 and December 31, 2017, respectively.

Credit Facility - SaaS Capital Loan

	June 30, 2018	December 31, 2017
SaaS Capital Loan, Total advances	$10,253,000	$9,903,000
Principal Payment of SaaS Capital Loan	(3,781,232)	(2,198,616)
Less: Deferred financing cost	(202,432)	(245,584)
Less: SaaS Capital Loan, short term (1)	(3,411,787)	(3,055,812)
	$2,857,550	$4,402,988

(1)	Short-term portion constitutes scheduled amortization payments for the next 12 months which create immediate access to additional borrowing availability equal to the amount of amortization payments

On May 5, 2016, the Company entered into a loan and security agreement, or the SaaS Capital Loan, with SaaS Capital Funding II, LLC to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount of $5,000,000, on May 5, 2016, was used to repay the outstanding Line of Credit balance of $4,572,223. A facility fee of $80,000 was paid by the Company in connection with the initial advance and an additional $80,000 was paid on May 5, 2017. Additionally, the Company incurred initial financing costs of $160,000 which was capitalized as deferred financing costs, of which $13,334 and $26,667 was expensed during the three and six-month periods ended June 30, 2018 and 2017, respectively.

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of June 30, 2018, the Company was in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. The Company granted SaaS Capital Funding II, LLC a security interest in all of the Company's personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between the Company and SaaS Capital Funding II, LLC.

On May 5, 2016, in connection with the SaaS Capital Loan, the Company issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date the Company’s equity securities are first listed for trading on NASDAQ. The Company paid approximately $169,000 in financing costs through September 30, 2016. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, of which $31,927 and $63,854 was expensed during the three and six-month periods ended June 30, 2018 and 2017, respectively.

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

On May 10, 2017, the Company entered into a second amendment of the SaaS Capital Loan which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($150,000) until August 31, 2017 to give the Company added flexibility in completing its hosting migration to a new platform and to allow for potentially augmented marketing and sales efforts.

On June 16, 2017, the Company entered into a third amendment of the SaaS Capital Loan to provide that any advance made within 6 months of the final advance date will be for a 36-month period with interest only payments due from the date of advance until the final advance date.

On August 14, 2017, the Company entered into a fourth amendment of the SaaS Capital Loan to permit the issuance of promissory notes to lenders, further described below.

On November 8, 2017, the Company entered into a fifth amendment, or the Fifth Amendment, of the SaaS Capital Loan which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($170,000) until October 31, 2017, to ($150,000) from November 1, 2017 to December 31, 2017, to ($100,000) from January 1, 2018 to May 31, 2018, to ($50,000) from June 1, 2018 to August 31, 2018, and to $0 thereafter. The Fifth Amendment added a new minimum liquidity covenant for a cash balance of $600,000 effective January 31, 2018. The Fifth Amendment also memorialized SaaS Capital’s waiver of the Minimum Adjusted EBITDA covenant for September 2017. In connection with the Fifth Amendment, the Company agreed to pay to SaaS Capital a fee of $375,000 upon the payment in full of all outstanding advances.

On January 25, 2018, the Company entered into a sixth amendment, or the Sixth Amendment, of the SaaS Capital Loan to permit the Company to enter into the Beedie Credit Agreement, further described below, and to permit the repayment of Agility Capital and of the promissory notes to lenders, further described below. The Sixth Amendment also amended the Company’s adjusted EBITDA covenant and added covenants requiring a minimum gross margin and specified debt to monthly recurring revenue ratios. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. In connection with the Sixth Amendment, the Company agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of its Common Stock at an exercise price of $0.35 per share, subject to certain adjustments for dividends, splits or reclassifications. The fair value of the warrant amounted to $56,834 and was capitalized as deferred financing costs, of which $4,736 and $7,893 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

On May 31, 2018, the Company entered into a seventh amendment, or the Seventh Amendment, of the SaaS Capital Loan to permit the issuance of promissory notes to lenders, as further described below, to amend the Company’s adjusted EBITDA, revenue renewal and total debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the facility by $120,000 to $495,000, and to fix prepayment penalties until October 31, 2018.

On June 13, 2018, the Company entered into an eighth amendment, or the Eighth Amendment, of the SaaS Capital Loan with SaaS Capital, to issue additional promissory notes, as further described below.

During the six-month period ended June 30, 2018, the Company borrowed $350,000 from the SaaS Capital Loan, and made principal payments of $1,582,615.

The Company owed $6,471,769 and $7,704,384 under the SaaS Capital Loan at June 30, 2018 and December 31, 2017, respectively.

2017 Promissory Notes

	June 30, 2018	December 31, 2017
Promissory Notes, Total	$1,000,000	$1,000,000
Principal Payment of Promissory Notes	(1,000,000)	-
Promissory Notes, Outstanding balance	-	1,000,000
Less: Deferred financing cost	-	(82,868)
Less: Promissory Notes, short term	-	(649,194)
	$-	$267,938

On August 14, 2017, the Company borrowed an aggregate of $1,000,000 from seven lenders, or the 2017 Lenders, and issued promissory notes, or the 2017 Promissory Notes, for the repayment of the amounts borrowed. The 2017 Lenders are all accredited investors, certain of the 2017 Lenders are shareholders of the Company, one of the 2017 Lenders is an affiliate of the Company’s director, Greg Akselrud, and two of the 2017 Lenders are each affiliated with a partner of Mr. Akselrud’s in the law firm of Stubbs Alderton and Markiles, LLP. The 2017 Promissory Notes are unsecured, have a maturity date of August 14, 2019 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. The Company also issued to the 2017 Lenders three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share. The fair value of the warrant amounted to $104,676 and was capitalized as deferred financing costs, of which $0 and $82,868 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

On January 26, 2018, the Company paid approximately $1,074,000 to repay the 2017 Promissory Notes which includes approximately $65,000 in additional interest expenses due to the repayment date which was prior to the maturity date. The Company owed $0 and $1,000,000 under the 2017 Promissory Notes at June 30, 2018 and December 31, 2017 respectively.

Beedie Credit Agreement

	June 30, 2018	December 31, 2017
Total advances	$4,500,000	$-
Principal Payment of Loan	-	-
Less: Deferred financing cost	(1,238,169)	-
	$3,261,831	$-

On January 25, 2018, the Company entered into a non-revolving term credit agreement, or the Beedie Credit Agreement, with Beedie Investments Limited, or Beedie, to borrow up to a maximum of $7,000,000. Outstanding principal will accrue interest at the rate of 12% per annum increasing to 14% per annum if the Company’s gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal is payable monthly in arrears. The Company paid Beedie a commitment fee of $175,000 and will pay to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount. Advances may be requested until July 25, 2020 and outstanding principal must be paid in full on January 25, 2021. Prepayment, which if at the Company’s option must be made in full and is otherwise required following certain asset dispositions, will be subject to a fee of 24 months accrued interest less all interest previously paid by the Company on the outstanding principal amount if paid prior to January 25, 2020. The initial minimum advance amount of $4,500,000 was advanced on January 26, 2018. Approximately $581,000 of the initial advance was used to repay Agility Capital to terminate the loan agreement between the Company and Agility dated March 11, 2016, as amended, and to release Agility Capital’s security interest in Company assets. Approximately $1,074,000 of the initial advance was used to repay the 2017 Promissory Notes. The $175,000 commitment fee was capitalized as deferred financing costs, of which $14,583 and $24,305 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

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

In connection with the Beedie Credit Agreement, the Company issued to Beedie a warrant, or the Beedie Warrant, to purchase up to 4,500,000 shares of the Company's common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 26, 2019. Up to 2,500,000 additional shares of common stock under the Beedie Warrant will be exercisable on a pro rata basis to additional amounts borrowed if and when advanced under the Beedie Credit Agreement. The Company adopted ASU 2017-11 which revises ASC 815-10-15-74 to allow instruments with a down round feature to qualify for equity classification. Under the new guidance, the issuer would recognize the value of the feature only when it is activated and there is an actual reduction of the strike price or conversion feature.  The value of the adjustment is then to be recorded as deemed dividend and a reduction of income available to common stockholders. The fair value of the warrant amounted to $1,099,861 and was capitalized as deferred financing costs, of which $91,655 and $152,758 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

On May 31, 2018, the Company entered into a first amendment, or the First Beedie Amendment, of the Beedie Credit Agreement to permit the issuance of additional promissory notes to lenders, as further described below, to amend the Company’s adjusted EBITDA, revenue renewal and total debt to monthly recurring revenue covenants, and to add a secured debt to monthly recurring revenue covenant. In addition, the Company issued to Beedie a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $120,330 and was capitalized as deferred financing costs, of which $3,343 and $3,343 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

On June 13, 2018, the Company entered into a second amendment, or the Second Beedie Amendment, of the Beedie Credit Agreement to issue additional promissory notes, as further described below. In addition, the Company issued to Beedie a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $24,053 and was capitalized as deferred financing costs, of which $668 and $668 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

2018 Promissory Notes

	June 30, 2018	December 31, 2017
Promissory Notes, Total	$2,000,000	$-
Principal Payment of Promissory Notes	-	-
Promissory Notes, Outstanding balance	2,000,000	-
Less: Deferred financing cost	(716,739)	-
	$1,283,261	$-

On May 31, 2018, and June 15, 2018, the Company borrowed an aggregate of $1,500,000 and $500,000, respectively, from thirteen lenders, or the 2018 Lenders, and issued promissory notes, or the 2018 Promissory Notes, for the repayment of the amounts borrowed. The 2018 Lenders are all accredited investors, one of the 2018 Lenders is an affiliate of the Company’s director, Greg Akselrud, one of the 2018 Lenders is an affiliate of the Company’s Chief Financial Officer, Anthony Mazzarella, two of the 2018 Lenders are related to the Company’s Chairman and Chief Executive Officer, Brian Ross, and two of the 2018 Lenders are employees of the Company. The 2018 Promissory Notes are unsecured, have a maturity date of May 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. The Company also issued to the 2018 Lenders six-year warrants to purchase an aggregate of 3,000,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share. The fair value of the warrants amounted to $737,218 and was capitalized as deferred financing costs, of which $20,478 and $20,478 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

The Company recognized amortization and interest expenses in connection with the credit facility and loans as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Amortization expense: line of credit and loans	$181,510	$55,837	$384,408	$115,644
Interest expense: line of credit and loans	$338,370	$198,955	$711,627	$395,545
Other finance fees: line of credit and loans	$12,585	$24,125	$41,240	$48,250

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

There were no exercises of options during the three and six-month periods ended June 30, 2018.

During the six-month period ended June 30, 2017, the Company issued 1,707,692 shares of its Common Stock pursuant to the cashless exercise of 2,400,000 options.

As of June 30, 2018, and December 31, 2017, there were 65,939,709 shares of Common Stock issued and outstanding.

Restricted Stock

During 2017, the Company issued 120,000 restricted shares of its Common Stock, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2017, to each of its non-employee directors as partial annual compensation for services as a director. As of June 30, 2018, these restricted shares were fully issued. The Company recorded expenses of $30,000 and $60,000 during the three and six-month periods ended June 30, 2018, respectively. $0 remained unvested as of June 30, 2018.

Warrants

There were no exercises of warrants during the three and six-month periods ended June 30, 2018. During the three and six-month periods ended June 30, 2017, the Company issued 0 and 160,096 shares of its Common Stock pursuant to the cashless exercise of 225,000 warrants.

During the three and six-month periods ended June 30, 2018, the Company issued 3,600,000 and 8,300,000 warrants related to its loans, at a fair value of $881,601 and $2,038,296, respectively, and were recognized as deferred financing costs and amortized using the effective interest method over the term of the associated loan. During the three and six-month periods ended June 30, 2018, the Company issued 500,000 warrants to employees at a fair value of $131,161 and 0 and 58,824 warrants expired, respectively.

During the three and six-month periods ended June 30, 2017, no new warrants were issued and 0 and 46,875 warrants expired, respectively.

As of June 30, 2018, and December 31, 2017, there were 20,210,517 and 11,469,341 warrants issued and outstanding, respectively, with a weighted average price $0.57 and $0.74, respectively.

During the three and six-month periods ended June 30, 2018 and 2017, the Company recorded expenses of $66,514 and $127,564 and $125,867 and $251,734, respectively.

Options

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Six-month periods ended June 30,
	2018	2017
Weighted-average grant date fair value	$-	$-
Fair value of options, recognized as selling, general, and administrative expenses	$15,922	$118,823
Number of options granted	-	-

As of June 30, 2018 and December 31, 2017, there were 7,245,000 and 8,302,500 options, respectively, issued and outstanding with a weighted average price of $0.40 and $0.40 respectively.

The total compensation cost related to non-vested awards not yet recognized amounted to $25,833 at June 30, 2018 and the Company expects that it will be recognized over the following 27 months.

NOTE 7: COMPREHENSIVE LOSS

Comprehensive loss includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net loss to comprehensive loss for the three and six-month periods ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(1,564,044)	$(616,709)	$(2,820,503)	$(671,933)
Other comprehensive income (loss):
Foreign currency translation adjustment	(31,147)	15,177	(13,517)	19,257
Comprehensive loss	$(1,595,191)	$(601,532)	$(2,834,020)	$(652,676)

The following table sets forth the balance in accumulated other comprehensive loss as of June 30, 2018 and December 31, 2017, respectively:

	June 30,	December 31,
	2018	2017
Accumulated other comprehensive income	$(55,057)	$(41,540)

NOTE 8: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the three and six-month periods ended June 30, 2018 and 2017 were approximately as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	62%	58%	61%	59%
Europe	17%	21%	18%	21%
Other	21%	21%	21%	20%

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

During October 2016, the Company amended its original May 2014 sublease and entered into a 21-month sublease in Newport Beach, effective June 1, 2016. The monthly base rent was approximately $4,100 through the end of the sublease term, in February 2018. As of June 30, 2018, this sublease has expired.

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

On November 29, 2016, the Company entered into the Settlement Agreement with Jeff McCollum, or McCollum, to settle pending litigation between the Company and McCollum in the Superior Court of the State of California related to McCollum’s termination as an executive officer of the Company on September 8, 2014. In connection with the Settlement Agreement, McCollum surrendered to the Company a stock certificate representing 1,890,000 shares of the Company’s Common Stock, or the Shares, and for dismissal with prejudice of the cross-complaint and action against the Company brought by McCollum. The Company agreed to pay McCollum a total of $2,700,000. $1,000,000 of this total has already been paid as of January 18, 2017, of which the Company’s insurance carrier contributed $500,000. The remaining $1,700,000 will be paid in 48 equal monthly installments starting on July 1, 2017. The Company previously cancelled McCollum’s options to purchase up to 6,600,000 shares of the Company’s Common Stock at exercise prices of $0.15 or $0.31 per share. The Company cancelled the 1,890,000 Shares and thereafter the Company’s issued and outstanding common stock decreased by approximately 3%. During 2016, the Company recorded a loss on legal settlement of $2,200,000, net of the reimbursement of $500,000, which the Company received from its insurance carrier in December 2016. The outstanding settlement balance amounted to $1,275,000 as of June 30, 2018 pursuant to the Settlement Agreement, of which $425,000 has been classified as accounts payable and accrued expenses and $850,000 as other long-term liabilities, in the accompanying condensed consolidated balance sheet.

NOTE 10: SUBSEQUENT EVENTS

On July 1, 2018, the Company granted to each of its non-employee directors, as partial annual compensation for services as a director, a restricted stock award consisting of 120,000 shares of the Company’s Common Stock.  These shares vest in four equal quarterly increments commencing on July 1, 2018.

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

Our revenue model is based on monthly recurring license fees, usually pursuant to an annual contract. The contracts typically include a prescribed volume of clicks, impressions, or other events, and are subject to overage charges for volumes in excess of the included amounts. We also charge training and implementation fees, and in certain cases, professional services fees and royalties. A majority of our revenue is derived from customers in the United States. During November 2012, we formed Cake Marketing UK Ltd, a private limited company, which is our wholly-owned subsidiary located in the United Kingdom in order to better provide our services in the European market.

Our business is currently headquartered in Newport Beach, California, with operations in Santa Monica, California, London, England and New Delhi, India, allowing us to provide global support to our customer base. The CAKE platform supports multiple languages and currencies so online marketers can track the performance of their marketing campaigns and better target their digital spend on a global scale.

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

Results of Operations

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	Three-month periods				Six-month periods
	ended June 30,		$	%	ended June 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change

Revenues:	$5,397,678	$5,994,154	(596,476)	-10.0%	$11,390,426	$11,950,878	(560,452)	-4.7%
Cost of revenue	2,469,136	2,365,364	103,772	4.4%	4,822,996	3,910,709	912,287	23.3%
Gross Profit	2,928,542	3,628,790	(700,248)	-19.3%	6,567,430	8,040,169	(1,472,739)	-18.3%

Operating expenses:
Research and development	987,776	1,133,437	(145,661)	-12.9%	2,110,399	2,176,556	(66,157)	-3.0%
Sales and marketing	1,061,708	1,083,303	(21,595)	-2.0%	2,232,192	2,299,793	(67,601)	-2.9%
General and administrative	1,906,277	1,751,672	154,605	8.8%	3,906,163	3,677,914	228,249	6.2%
Total operating expenses	3,955,761	3,968,412	(12,651)	-0.3%	8,248,754	8,154,263	94,491	1.2%

Operating loss	(1,027,219)	(339,622)	(687,597)	-202.5%	(1,681,324)	(114,094)	(1,567,230)	-1373.6%

Other income (expense):
Other income	25	1,042	(1,017)	-97.6%	786	742	44	5.9%
Other expense	(536,850)	(278,129)	(258,721)	-93.0%	(1,139,965)	(558,581)	(581,384)	-104.1%
Total other expenses	(536,825)	(277,087)	(259,738)	-93.7%	(1,139,179)	(557,839)	(581,340)	-104.2%

Net loss	$(1,564,044)	$(616,709)	(947,335)	-153.6%	$(2,820,503)	$(671,933)	(2,148,570)	-319.8%

Discussion of Results for Three-Month and Six-Month Periods Ended June 30, 2018 and 2017

Revenues

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change

Revenues	$5,397,678	$5,994,154	-10.0%	$11,390,426	$11,950,878	-4.7%

We generate revenues from monthly recurring license fees, overage fees (based on volume of transactions processed), training and implementation fees, and in certain cases, professional services fees and royalties. Our revenue breakdown for the three and six-month periods ended June 30, 2018 and 2017 were as follows.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change

License	4,486,044	4,891,817	-8.3%	9,133,732	9,825,973	-7.0%
Overage	678,737	859,260	-21.0%	1,754,355	1,656,691	5.9%
Other	232,898	243,077	-4.2%	502,339	468,214	7.3%
Total	$5,397,679	$5,994,154	-10.0%	$11,390,426	$11,950,878	-4.7%

The decrease in total revenues during the three and six-month periods ended June 30, 2018, when compared to the same periods in 2017, is partially due to a decrease in overage fees, as well as our decision to terminate our relationship with a major customer.

The decrease in our software licensing revenues during the three and six-month periods ended June 30, 2018, when compared to the same periods in 2017, is largely due to our decision to terminate a major customer, combined with reductions in transaction volume for several other customers. Our monthly recurring license fee revenue, which constitutes the contractually recurring portion of our revenue and comprises the bulk of our total revenue, or 80% for the six-month period ended June 30, 2018, decreased approximately 8% and 7% year over year during the three and six-month periods ended June 30, 2018, respectively, when compared to the same periods in 2017. In addition to impacting licensing revenues, reduced transaction volume also impacted overage fees, which decreased approximately 21% year over year during the three-month period ended June 30, 2018 when compared to the same period in 2017. Overage fees for the six-month period ended June 30, 2018 were almost 6% higher than the same period in 2017.  Our average monthly revenue per customer decreased approximately 13% and 8% during the three and six-month periods ended June 30, 2018, respectively, when compared to the same periods in 2017.

We believe that there was substantial uncertainty and caution among some of our customers and our affiliate networks’ customers in reaction to the European Union’s recently instituted General Data Protection Regulation (GDPR). We believe this led to delays in some purchase decisions by new customers, as well as a temporary reduction in advertising activity among some current customers – likely contributing to our lower transaction volume and associated lower revenue.

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change

Cost of revenues	$2,469,136	$2,365,364	4.4%	$4,822,996	$3,910,709	23.3%

Cost of revenues consists primarily of web hosting and personnel costs associated with supporting customer on-boarding and training activities, consisting of salaries, benefits, and related infrastructure costs. Web hosting fees are partially correlated to our revenues, depending on each specific agreement we have with our customers. The majority of our customers’ services are hosted on non-dedicated servers, on which capacity can be maximized by server, while certain customers prefer to have their services hosted on dedicated servers, on which capacity can only be maximized by customer and by server. Additionally, our resources associated with on-boarding are usually allocated at the beginning of the relationship with the new customer (usually, the first two months). Accordingly, our personnel costs associated with supporting customer on-boarding activities are not necessarily correlated with our revenues.

During the three and six-month periods ended June 30, 2018, when compared to the same period in 2017, cost of revenues increased reflecting the higher web hosting fees of approximately $97,000 and $960,000, respectively, incurred to support our customers and platform usage.

We believe that our cost of revenues will continue to increase, at lower percentages than our anticipated increase in revenues, during the remainder of 2018.

Research and Development Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change

Research and development	$987,776	$1,133,437	-12.9%	$2,110,399	$2,176,556	-3.0%

Research and development expenses consist primarily of personnel costs associated with the enhancement and maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses decreased during the three and six-month periods ended June 30, 2018, when compared to the same periods in 2017, mainly due to decreased recruiting and consulting services expenses of approximately $40,000 and $100,000, and warrant expenses of approximately $95,000 and $200,000, respectively, offset by lower capitalized software expenses of approximately $0 and $140,000, and higher salaries of $0, and $110,000, respectively.

We believe that our research and development expenses will slightly increase during the remainder of 2018 as we continue to enhance the features of our SaaS platform.

Sales and Marketing Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change

Sales and marketing	$1,061,708	$1,083,303	-2.0%	$2,232,192	$2,299,793	-2.9%

Sales and marketing expenses consist primarily of personnel costs associated with the sale and marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

We experienced a slight decrease in sales and marketing expenses during the three and six-month periods ended June 30, 2018, when compared to the same periods in 2017, mainly due to a decrease in sales commissions.

We believe that our sales and marketing expenses will increase slightly in 2018 as we continue to execute on proven marketing programs.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change

General and administrative	$1,906,277	$1,751,672	8.8%	$3,906,163	$3,677,914	6.2%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit and legal fees, as well as professional fees, insurance, investor relations, and other corporate expenses.

The increase in general and administrative expenses during the three and six-month periods ended June 30, 2018, when compared to the same periods in 2017, is primarily due to higher legal expenses of approximately $40,000 and $220,000, respectively, mostly related to work on our credit facility and loans, and approximately $95,000 and $35,000 in higher compensation related expenses.

We believe that our general and administrative expenses will increase during the remainder of 2018 at lower percentages than our anticipated increase in revenues as we continue to increase the scope of our operations.

Other Income

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change

Other income	$25	$1,042	97.6%	$786	$742	-5.9%

Other Income during the three and six-month periods ended June 30, 2017 consisted of the sale of non-inventory assets.

Other Expenses

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2018	2017	Change	2018	2017	Change

Other expenses	$536,850	$278,129	-93.0%	$1,139,965	$558,581	-104.2%

Other expenses consist of interest charges and amortization of deferred financing costs associated with our credit facility and loans.

The increase in interest expenses during the three and six-month periods ended June 30, 2018, when compared to the same periods in 2017, is primarily due to higher levels of borrowings we have made from time to time under the credit facility.

Liquidity and Capital Resources

We had a working capital deficit of $2,094,080 and an accumulated deficit of $34,363,187 as of June 30, 2018.  We also had a net loss of $2,820,503 and cash used in operating activities of $1,891,820 as of June 30, 2018.

Our plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from revenue growth and managing and reducing operating and overhead costs. During the second quarter of 2018, we engaged a nationally recognized investment bank to assist us in pursuing strategic transactions including acquisitions, dispositions, capital raising and debt restructuring. However, we cannot provide any assurances that we will be successful in accomplishing our plans. We also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis.

 However, based upon our plans, we believe that we are a going concern.

	Ending balance at		Average balance during
	June 30,		six months ended June 30,
	2018	2017	2018	2017
Cash	$1,021,833	$120,422	$594,358	$900,275
Restricted cash	50,000	50,000	50,000	50,000
Accounts receivable	2,898,828	2,182,431	2,795,732	2,206,021
Accounts payable and accrued expenses	2,455,181	2,124,906	2,467,132	2,381,957
Short term line of credit, net of deferred financing cost	3,411,787	2,477,995	3,233,800	2,258,471
Short term loan, net of deferred financing cost	-	380,418	612,097	443,643
Credit facility, net of deferred financing cost	6,119,381	4,485,433	5,261,185	4,536,830
Other loan, related party net of deferred financing cost	352,897	-	176,449	-
Other loan net of deferred financing cost	930,364	-	599,151	-
Long term other liabilities	850,000	1,275,000	956,250	1,381,250

(1)	Short-term portion constitutes scheduled amortization payments for the next 12 months which create immediate access to additional borrowing availability equal to the amount of amortization payments

At June 30, 2018 and 2017, 44% and 35%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

We extend unsecured credit in the normal course of business to our customers. The determination of the appropriate amount of the reserve for uncollectible accounts is based upon a review of the amount of credit extended, the length of time each receivable has been outstanding, and the specific customers from whom the receivables are due.

The objective of liquidity management is to ensure that we have ready access to sufficient funds to meet commitments while implementing our growth strategy. Our primary sources of liquidity historically include the sale of our securities and borrowings from our credit facilities and loans.

We do not have any material commitments for capital expenditures of tangible items.

Agility Loan

On March 11, 2016, we entered into a subordinated loan with Agility Capital which provides for total availability of $625,000 and was to originally mature, prior to amendment, on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2017, and at repayment of the Agility Loan, we were in compliance with these covenants. The Agility Loan requires a security interest in all of our personal property and intellectual property, second in priority to SaaS Capital Funding II, LLC.

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, we issued to Agility Capital a warrant to purchase up to 69,444 shares of our Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, of which $0 and $3,970 was expensed during the three and six-month periods ended June 30, 2017, respectively, and $0 was expensed during 2018.

On November 29, 2016, we entered into an amendment of our Agility Loan which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of our entering into the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, we issued to Agility Capital a warrant to purchase up to 187,500 shares of our Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, of which $9,791 and $19,582 was expensed during the three and six-month periods ended June 30, 2017, respectively, and $0 was expensed during 2018.

On August 14, 2017, we entered into a consent to waiver of the Agility Loan, to permit the issuance of the 2017 Promissory Notes.

On November 8, 2017, we entered into the Third Amendment whereby Agility Capital agreed to loan an additional $300,000 to us, such that the aggregate principal amount owing to Agility Capital as of November 9, 2017 was $625,000. The Third Amendment extended the maturity date of the Agility Loan from December 31, 2017 to December 31, 2018. A loan modification fee of $125,000 was deducted from the Additional Loan amount. This arrangement was treated as a substantial modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was greater than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt extinguishment and reissuance of a new debt instrument, with the fair value of $606,034 and therefore recorded $106,034 as a loss on debt extinguishment.  The carrying value of the $625,000 did not change as a result of the extinguishment since the discounts recognized at inception of these new notes were fully amortized at the time of the issuance.

On January 26, 2018, we repaid the Agility Loan by paying Agility Capital approximately $581,000 which terminated the loan agreement between us and Agility Capital and released Agility Capital’s security interest in our assets. We owed $0 and $600,000 under the Agility Loan at June 30, 2018 and December 31, 2017, respectively.

Credit Facility - SaaS Capital Loan

On May 5, 2016, we entered into the SaaS Capital Loan, with SaaS Capital Funding II, LLC to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount of $5,000,000, on May 5, 2016, was used to repay the outstanding Line of Credit balance of $4,572,223. A facility fee of $80,000 was paid by us in connection with the initial advance and an additional $80,000 was paid in May 2017. Additionally, we incurred initial financing costs of $160,000 which was capitalized as deferred financing costs, of which $13,334 and $26,667 was expensed during the three and six-month periods ended June 30, 2018 and 2017, respectively.

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

On May 5, 2016, in connection with the SaaS Capital Loan, we issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of our common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date our equity securities are first listed for trading on NASDAQ. We paid approximately $169,000 in financing costs through December 31, 2016. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, of which $31,927 and $63,854 was expensed during the three and six-month periods ended June 30, 2018 and 2017, respectively.

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

On May 10, 2017, we entered into a second amendment of the SaaS Capital Loan which adjusts the Minimum Adjusted EBITDA covenant in Schedule 6.17 of the SaaS Capital Loan from $0 to ($150,000) until August 31, 2017 to give us added flexibility in completing our hosting migration to a new platform and to allow for potentially augmented marketing and sales efforts.

On June 16, 2017, we entered into a third amendment of the SaaS Capital Loan to provide that any advance made within 6 months of the final advance date will be for a 36 month period with interest only payments due from the date of advance until the final advance date.

On August 14, 2017, we entered into a fourth amendment of the SaaS Capital Loan to permit the issuance of the 2017 Promissory Notes.

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

On January 25, 2018, we entered into the Sixth Amendment to permit the Company to enter into the Beedie Credit Agreement, further described below, and to permit the repayment of Agility Capital and of the 2017 Promissory Notes. The Sixth Amendment also amended our adjusted EBITDA covenant and added covenants requiring a minimum gross margin and specified debt to monthly recurring revenue ratios. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. In connection with the Sixth Amendment, we agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of our Common Stock at an exercise price of $0.35 per share, subject to certain adjustments for dividends, splits or reclassifications. The fair value of the warrant amounted to $56,834 and was capitalized as deferred financing costs, of which $4,736 and $7,893 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

On May 31, 2018, we entered into the Seventh Amendment to permit the issuance of the 2018 Promissory Notes to amend our adjusted EBITDA, revenue renewal and total debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the facility by $120,000 to $495,000, and to fix prepayment penalties until October 31, 2018.

On June 13, 2018, we entered into the Eighth Amendment to issue additional 2018 Promissory Notes.

During the six-month period ended June 30, 2018, we borrowed $350,000 from the SaaS Capital Loan, and made principal payments of $1,582,616.

We owed $6,471,768 and $7,704,384 under the SaaS Capital Loan at June 30, 2018 and December 31, 2017, respectively.

2017 Promissory Notes

On August 14, 2017, we borrowed an aggregate of $1,000,000 from seven lenders and issued promissory notes for the repayment of the amounts borrowed. The 2017 Lenders are all accredited investors, certain of the 2017 Lenders are shareholders of ours, one of the 2017 Lenders is an affiliate of our director, Greg Akselrud, and two of the 2017 Lenders are each affiliated with a partner of Mr. Akselrud’s in the law firm of Stubbs Alderton and Markiles, LLP. The 2017 Promissory Notes are unsecured, have a maturity date of August 14, 2019 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. We also issued to the 2017 Lenders three-year warrants to purchase an aggregate of 1,000,000 shares of our Common Stock at an exercise price of $0.35 per share. The fair value of the warrant amounted to $104,676 and was capitalized as deferred financing costs, of which $0 and $82,868 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

On January 26, 2018, we paid approximately $1,074,000 to repay the 2017 Promissory Notes which includes approximately $65,000 in additional interest expenses due to the repayment date which was prior to the maturity date. We owed $0 and $1,000,000 under the 2017 Promissory Notes at June 30, 2018 and December 31, 2017 respectively.

Beedie Credit Agreement

On January 25, 2018, we entered into a non-revolving term credit agreement with Beedie to borrow up to a maximum of $7,000,000. Outstanding principal will accrue interest at the rate of 12% per annum increasing to 14% per annum if our gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal is payable monthly in arrears. We paid Beedie a commitment fee of $175,000 and will pay to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount. Advances may be requested until July 25, 2020 and outstanding principal must be paid in full on January 25, 2021. Prepayment, which if at our option must be made in full and is otherwise required following certain asset dispositions, will be subject to a fee of 24 months accrued interest less all interest previously paid by the Company on the outstanding principal amount if paid prior to January 25, 2020. The initial minimum advance amount of $4,500,000 was advanced on January 26, 2018. Approximately $581,000 of the initial advance was used to repay Agility Capital to terminate the loan agreement between us and Agility dated March 11, 2016, as amended, and to release Agility Capital’s security interest in our assets. Approximately $1,074,000 of the initial advance was used to repay the 2017 Promissory Notes. The $175,000 commitment fee was capitalized as deferred financing costs, of which $14,583 and $24,305 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

The Beedie Credit Agreement contains customary covenants including, but not limited to, covenants to achieve specified adjusted EBITDA levels, to maintain minimum revenue renewal and liquidity levels, to maintain minimum gross margins, to maintain specified debt to monthly recurring revenue ratios, that limit capital expenditures and restrict our ability to pay dividends, purchase and sell assets outside the ordinary course, and that limit our ability to incur additional indebtedness. The occurrence of a material adverse change will be an event of default under the Beedie Credit Agreement, in addition to other customary events of default. Default interest will be charged at 18% per annum. We granted Beedie a security interest, subordinated to the security interest of SaaS Capital, in all of our assets through a pledge and security agreement, patent security agreement and trademark security agreement, each between us and Beedie. Beedie is entitled to board of director observation rights during the term of the Beedie Credit Agreement.

In connection with the Beedie Credit Agreement, we issued to Beedie a warrant to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 26, 2019. Up to 2,500,000 additional shares of common stock under the Beedie Warrant will be exercisable on a pro rata basis to additional amounts borrowed if and when advanced under the Beedie Credit Agreement. We adopted ASU 2017-11 which revises ASC 815-10-15-74 to allow instruments with a down round features to qualify for equity classification. Under the new guidance, the issuer would recognize the value of the feature only when it is activated and there is an actual reduction of the strike price or conversion feature.  The value of the adjustment is then to be recorded as deemed dividend and a reduction of income available to common stockholders. The fair value of the warrant amounted to $1,099,861 and was capitalized as deferred financing costs, of which $91,655 and $152,758 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

On May 31, 2018, we entered into the First Beedie Amendment to permit the issuance of the 2018 Promissory Notes, to amend our adjusted EBITDA, revenue renewal and total debt to monthly recurring revenue covenants, and to add a secured debt to monthly recurring revenue covenant. In addition, we issued to Beedie a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $120,330 and was capitalized as deferred financing costs, of which $3,343 and $3,343 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

On June 13, 2018, we entered into the Second Beedie Amendment to issue additional 2018 Promissory Notes. In addition, we issued to Beedie a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $24,053 and was capitalized as deferred financing costs, of which $668 and $668 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

2018 Promissory Notes

On May 31, 2018, and June 15, 2018, we borrowed an aggregate of $1,500,000 and $500,000, respectively, from the 2018 Lenders, and issued the 2018 Promissory Notes for the repayment of the amounts borrowed. The 2018 Lenders are all accredited investors, one of the 2018 Lenders is an affiliate of our director, Greg Akselrud, one of the 2018 Lenders is an affiliate of our Chief Financial Officer, Anthony Mazzarella, two of the 2018 Lenders are related to our Chairman and Chief Executive Officer, Brian Ross, and two of the 2018 Lenders are employees of ours. The 2018 Promissory Notes are unsecured, have a maturity date of May 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. We also issued to the 2018 Lenders six-year warrants to purchase an aggregate of 3,000,000 shares of our Common Stock at an exercise price of $0.35 per share. The fair value of the warrants amounted to $737,218 and was capitalized as deferred financing costs, of which $20,478 and $20,478 was expensed during the three and six-month periods ended June 30, 2018, respectively, and $0 during 2017.

Changes in Cash Flows

	Six-month periods ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,820,503)	$(671,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	346,858	384,633
Amortization of deferred financing cost	384,407	115,644
Provision for bad debt	(335,801)	17,211
Fair value of options and warrants	203,486	433,404
Loss (gain) on sale of fixed assets	-	902
Changes in operating assets and liabilities:
Accounts receivable	129,609	29,968
Prepaid expenses and other assets	(40,214)	(365,332)
Restricted cash	-	-
Accounts payable and accrued expenses	(188,443)	(753,229)
Deferred revenues	416,393	37,767
Other assets	12,388	(3,582)
Net cash used in operating activities	(1,891,820)	(774,547)

Cash flows from investing activities:
Capitalized software for internal use	(750,000)	(891,393)
Capital expenditures	(28,698)	(32,980)
Proceeds from sale of assets	-	795
Net cash used in investing activities	(778,698)	(923,578)

Cash flows from financing activities:
Principal repayments of credit facility and loan	(2,163,212)	(1,030,837)
Proceeds from credit facility	4,702,197	1,150,000
Proceeds from promissory notes	1,000,000	-
Net cash provided by financing activities	3,538,985	119,163

Effect of exchange rate changes on cash	(13,517)	19,257

Net decrease in cash	854,950	(1,559,705)

Cash, including restricted cash, beginning of period	216,883	1,730,127

Cash, including restricted cash, end of period	$1,071,833	$170,422

Comparison of six months ended June 30, 2018 to June 30, 2017

As of June 30, 2018, we had cash of $1,071,833.

Net cash used in operating activities was approximately $1,900,000 during the six-month period ended June 30, 2018 compared to net cash used in operations of approximately $775,000 during the same period in 2017. The change in operating cash flow was primarily due to a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was approximately $780,000 for the six-month period ended June 30, 2018 compared to $924,000 for the same period in 2017. The decrease in capitalization of development costs for internal-use software of approximately $140,000 accounted for the decrease in cash used in investing activities.

Net cash provided by financing activities was approximately $3,540,000 for the six-month period ended June 30, 2018 compared to $119,000 for the same period in 2017. The increase in cash provided by financing activities was due to approximately $4,000,000 in higher proceeds from our credit facility and promissory notes during the six-month period ended June 30, 2018 when compared to the same period in 2017, offset with higher credit facility principal repayments of $500,000.

Exercise of warrants

There were no proceeds generated from the exercise of warrants during the six-month period ended June 30, 2018.

Other outstanding obligations at June 30, 2018

Warrants

As of June 30, 2018, 20,210,517 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of June 30, 2018, 7,245,000 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the Risk Factors set forth in our annual report on Form 10-K filed with the SEC on March 27, 2018.

Our pursuit of strategic transactions could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We may pursue strategic transactions such as acquisitions and dispositions as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have limited experience with respect to these types of strategic transactions. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

  • disruption in our relationships with customers, distributors or suppliers as a result of such a transaction;

  • unanticipated liabilities related to acquired companies;

  • difficulties integrating acquired personnel, technologies and operations into our existing business;

  • diversion of management time and focus from operating our business to acquisition integration or disposal challenges;

  • increases in our expenses and reductions in our cash available for operations and other uses; and

  • possible write-offs or impairment charges relating to acquired businesses.

We may not be successful in pursing strategic transactions. The anticipated benefit of any strategic transaction may not materialize. Future strategic transactions such as acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future strategic transactions, or the effect that any such transactions might have on our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 13, 2018, we issued to Beedie a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. The Beedie warrant is exercisable for cash until January 25, 2024 and will be exercisable on a cashless basis at its expiration if notice of expiration is not timely provided by us to Beedie. On June 15, 2018, we issued to the 2018 Lenders six-year warrants to purchase an aggregate of 750,000 shares of our common stock exercisable for cash at an exercise price of $0.35 per share. These issuances are exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, as not involving any public offering.

Item 6.  Exhibits

4.1	Form of Warrant issued on May 31, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2018).

4.2	Form of Warrant issued on May 31, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2018).

10.1	Form of Promissory Note issued on May 31, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2018).

10.2

Seventh Amendment to Loan and Security Agreement between Accelerize Inc. and SaaS Capital Funding II, LLC, dated as of May 31, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2018).

10.3	First Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of May 31, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2018).

10.4

Eighth Amendment to Loan and Security Agreement between Accelerize Inc. and SaaS Capital Funding II, LLC, dated as of June 13, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 18, 2018).

10.5

Second Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of June 13, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 18, 2018).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive (Loss) Income, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE INC.

Dated: August 14, 2018	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2018	By:	/s/ Anthony Mazzarella
Anthony Mazzarella
Chief Financial Officer
(Principal Financial Officer)