Form 10-Q
period 2018-09-30
Accelerize Inc.
filed 2018-11-14
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 14, 2018, was 66,179,709.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our pursuit of strategic transactions including acquisitions, dispositions, capital raising and debt restructuring, that our revenues will increase in 2018, and that we intend to invest in sales, marketing, product development and innovation, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 27, 2018 and in this quarterly report on Form 10-Q. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,808,029	$166,883
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for bad debt of $268,923 and $471,144, respectively	2,130,476	2,692,636
Prepaid expenses and other assets	330,455	548,343
Total current assets	4,318,960	3,457,862

Property and equipment, net of accumulated depreciation of $788,587 and $775,152, respectively	63,975	69,405
Intangible assets, net of accumulated amortization of $2,938,350 and $2,512,203, respectively	4,624,377	3,925,523
Other assets	109,777	123,124
Total assets	$9,117,089	$7,575,914

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$2,278,096	$2,479,083
Deferred revenues	564,002	299,937
Credit facility, short term	3,501,487	3,055,812
Other short-term loan, net of unamortized deferred financing cost of $0 and $0, respectively	-	1,224,194
Total current liabilities	6,343,585	7,059,026
Credit facility, net of unamortized deferred financing cost of $1,745,491 and $245,584, respectively	6,404,754	4,402,988
Other loan, related party net of unamortized deferred financing cost of $180,209 and $0, respectively	369,791	-
Other loan net of unamortized deferred financing cost of $744,205 and $82,868, respectively	2,205,795	267,938
Other liabilities	743,750	1,062,500
Total liabilities	16,067,675	12,792,452

Stockholders' Deficit:
Series A Preferred stock; $0.001 par value; 54,000 shares authorized; None issued and outstanding.	-	-
Series B Preferred stock; $0.001 par value; 1,946,000 shares authorized; None issued and outstanding.	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 66,179,709 and 65,939,709 shares issued and outstanding, respectively	66,178	65,938
Additional paid-in capital	29,371,783	26,301,748
Accumulated deficit	(36,326,324)	(31,542,684)
Accumulated other comprehensive loss	(62,223)	(41,540)

Total stockholders’ deficit	(6,950,586)	(5,216,538)

Total liabilities and stockholders’ deficit	$9,117,089	$7,575,914

 See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2018	2017	2018	2017

Revenues:	$5,292,304	$6,065,674	$16,682,730	$18,016,552
Cost of revenue	2,042,435	2,749,975	6,865,431	6,660,684
Gross profit	3,249,869	3,315,699	9,817,299	11,355,868

Operating expenses:
Research and development	1,033,707	1,031,878	3,144,106	3,208,434
Sales and marketing	1,127,055	1,119,302	3,359,247	3,419,095
General and administrative	2,372,359	1,554,982	6,278,522	5,232,896
Total operating expenses	4,533,121	3,706,162	12,781,875	11,860,425

Operating loss	(1,283,252)	(390,463)	(2,964,576)	(504,557)

Other income (expense):
Other income (loss)	(222)	2	564	744
Other expense	(679,663)	(305,284)	(1,819,628)	(863,865)
Total other (expense)	(679,885)	(305,282)	(1,819,064)	(863,121)

Net loss	$(1,963,137)	$(695,745)	$(4,783,640)	$(1,367,678)

Net loss per share:
Basic	$(0.03)	$(0.01)	$(0.07)	$(0.02)
Diluted	$(0.03)	$(0.01)	$(0.07)	$(0.02)

Basic weighted average common shares outstanding	66,177,101	65,520,434	66,019,709	65,356,201
Diluted weighted average common shares outstanding	66,177,101	65,520,434	66,019,709	65,356,201

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2018	2017	2018	2017

Net loss	$(1,963,137)	$(695,745)	$(4,783,640)	$(1,367,678)

Foreign currency translation loss	(7,166)	12,841	(20,683)	32,098
Total other comprehensive loss	(7,166)	12,841	(20,683)	32,098

Comprehensive loss	$(1,970,303)	$(682,904)	$(4,804,323)	$(1,335,580)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-month periods ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,783,640)	$(1,367,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461,893	612,639
Amortization of debt discount and deferred financing cost	636,125	180,204
Provision for bad debt	(202,221)	(48,586)
Fair value of options and warrants	342,698	633,997
Loss on sale of fixed assets	997	902
Changes in operating assets and liabilities:
Accounts receivable	764,381	(196,315)
Prepaid expenses and other assets	147,888	(129,077)
Accounts payable and accrued expenses	(415,072)	(641,049)
Deferred revenues	264,065	18,213
Other assets	13,346	(20,016)
Net cash used in operating activities	(2,769,540)	(956,766)

Cash flows from investing activities:
Capitalized software for internal use	(1,125,000)	(1,347,075)
Capital expenditures	(31,579)	(44,125)
Proceeds from sale of assets	750	795
Net cash used in investing activities	(1,155,829)	(1,390,405)

Cash flows from financing activities:
Principal repayments of credit facility and loan	(2,402,652)	(1,653,282)
Proceeds from credit facility	5,489,850	1,923,000
Proceeds from promissory notes	3,500,000	1,000,000
Repayments of promissory notes	(1,000,000)	-
Net cash provided by financing activities	5,587,198	1,269,718

Effect of exchange rate changes on cash	(20,683)	32,098

Net increase (decrease) in cash	1,641,146	(1,045,355)

Cash, beginning of period	216,883	1,730,127

Cash, end of period	$1,858,029	$684,772

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,133,678	$613,240
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with credit facility and promissory notes	$2,727,577	$104,676
Repayment of Agility Loan, included in accounts payable	$-	$25,000
Capital expenditure included in account payable	$1,739	$-
Shares issued for cashless exercise of options and warrants	$-	$1,868
Accrued payables and short-term loan directly paid off by credit facility	$680,149	$-
Prepaid expenses reclassed to deferred financing cost	$70,000	$-
Deferred financing cost incurred in connection with promissory notes	$75,000	$-

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$166,883	$1,680,127
Restricted cash at beginning of period	$50,000	$50,000
Cash and cash equivalents and restricted cash at beginning of period	$216,883	$1,730,127
Cash and cash equivalents at end of period	$1,808,029	$634,772
Restricted cash at end of period	$50,000	$50,000
Cash and cash equivalents and restricted cash at end of period	$1,858,029	$684,772

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, DESCRIPTION OF BUSINESS AND GOING CONCERN

Accelerize Inc., a Delaware corporation, incorporated on November 22, 2005, owns and operates CAKE, a Software-as-a-Service, or SaaS, platform providing online tracking and analytics solutions for advertisers and online marketers.

The Company provides software solutions for businesses interested in expanding their online advertising spend.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2017 and 2016, respectively, which are included in the Company’s December 31, 2017 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 27, 2018.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of results for the entire year ending December 31, 2018.

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $2,024,625 and an accumulated deficit of $36,326,324 as of September 30, 2018.  The Company also had a net loss of $4,783,640 and cash used in operating activities of $2,769,540 during the nine months ended September 30, 2018.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from revenue growth and managing and reducing operating and overhead costs.  During the second quarter of 2018, the Company engaged a nationally recognized investment bank to assist management in pursuing strategic transactions including acquisitions, dispositions, capital raising and debt restructuring. However, management cannot provide any assurances that the Company will be successful in accomplishing its plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank. The bank requires a collateral which is placed in a money market account and can be increased or decreased at any time at the discretion of the Company. The Company’s restricted cash amounted to $50,000 at September 30, 2018 and December 31, 2017.

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

	September 30, 2018	December 31, 2017

Allowance for doubtful accounts	$268,923	$471,144

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

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the nine-month period ended September 30, 2018, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at September 30, 2018 or December 31, 2017.  The Company does not require any collateral from its customers.

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

Advertising

The Company expenses advertising costs as incurred.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Advertising expense	$140,907	$84,302	$415,358	$254,446

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of $1,125,000 during the nine months ended September 30, 2018. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The unamortized internal-use software development costs amounted to $4,624,377 and $3,925,523 at September 30, 2018 and December 31, 2017, respectively. The Company’s amortization expenses associated with capitalized software development costs amounted to $105,000 and $426,146 during the three and nine-month periods ended September 30, 2018, respectively, and $193,935 and $509,039 during the three and nine-month periods ended September 30, 2017, respectively. Amortization of internal-use software is reflected in cost of revenues.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the three and nine-month periods ended September 30, 2018 and 2017. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

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

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Numerator:
Net loss	$(1,963,137)	$(695,745)	$(4,783,640)	$(1,367,678)

Denominator:
Denominator for basic earnings per share--weighted average shares	66,177,101	65,520,434	66,019,709	65,356,201
Effect of dilutive securities- when applicable:
Stock options	-	-	-	-
Warrants	-	-	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	66,177,101	65,520,434	66,019,709	65,356,201

Loss per share:
Basic	$(0.03)	$(0.01)	$(0.07)	$(0.02)
Diluted	$(0.03)	$(0.01)	$(0.07)	$(0.02)

Weighted-average anti-dilutive common share equivalents	29,229,427	17,091,949	26,043,047	16,579,396

Property and Equipment and Intangible Assets

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment and intangible assets consist of the following at:

	September 30, 2018	December 31, 2017
Computer equipment and software	$437,302	$431,497
Office furniture and equipment	124,900	120,420
Leasehold improvements	290,360	292,640
Total (1)	852,562	844,557
Accumulated depreciation (2)	(788,587)	(775,152)
Total	$63,975	$69,405
(1) Includes 6,150 in foreign exchange translation
(2) Includes (3,085) in foreign exchange translation

Intangible assets	$7,562,727	$6,437,726
Accumulated amortization	(2,938,350)	(2,512,203)
Total	$4,624,377	$3,925,523

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Depreciation expense	$10,035	$34,071	$35,747	$103,601
Amortization expense on intangible assets	$105,000	$193,935	$426,146	$509,038

During the three and nine-month periods ended September 30, 2018, the Company disposed of approximately $19,000 mostly in computer equipment with a net book value of approximately $2,000 for proceeds of $750.

During the three and nine-month periods ended September 30, 2017, the Company disposed of approximately $0 and $7,500 in computer equipment with a net book value of approximately $0 and $1,700 for proceeds of approximately $0 and $800, respectively.

NOTE 3: PREPAID EXPENSES

At September 30, 2018 and December 31, 2017, the Company’s prepaid expenses consisted primarily of prepaid insurance and tradeshow costs.

NOTE 4: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such customers when provided.

	September 30, 2018	December 31, 2017

Deferred revenues	$564,002	$299,937

NOTE 5: CREDIT FACILITY AND LOANS

Agility Loan

	September 30, 2018	December 31, 2017
Agility Loan	$625,000	$625,000
Amendment, added to balance	400,000	400,000
Principal Payment of Agility Loan	(450,000)	(425,000)
Less: Loan repayment	(575,000)	-
Balance	$-	$600,000

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

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, the Company issued to Agility Capital a warrant to purchase up to 69,444 shares of the Company’s Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, of which $0 and $3,970 was expensed during the three and nine-month periods ended September 30, 2017, respectively, and $0 was expensed during 2018.

On November 29, 2016, the Company entered into an amendment of the Agility Loan which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of the Company entering into a settlement agreement with respect to pending litigation between the Company and a former officer during November 2016, or the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, the Company issued to Agility Capital a warrant to purchase up to 187,500 shares of the Company’s Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, of which $9,791 and $29,372 was expensed during the three and nine-month periods ended September 30, 2017, respectively, and $0 was expensed during 2018.

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

On January 26, 2018, the Company repaid the Agility Loan by paying Agility Capital approximately $581,000 which terminated the loan agreement between the Company and Agility Capital and released Agility Capital’s security interest in Company assets. The Company owed $0 and $600,000 under the Agility Loan at September 30, 2018 and December 31, 2017, respectively.

Credit Facility - SaaS Capital Loan

	September 30, 2018	December 31, 2017
SaaS Capital Loan, Total advances	$10,253,000	$9,903,000
Principal Payment of SaaS Capital Loan	(4,601,269)	(2,198,616)
Less: Deferred financing cost	(151,649)	(245,584)
Less: SaaS Capital Loan, short term	(3,501,487)	(3,055,812)
SaaS Capital Loan, long term	$1,998,595	$4,402,988

On May 5, 2016, the Company entered into a loan and security agreement, or the SaaS Capital Loan, with SaaS Capital Funding II, LLC to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount of $5,000,000, on May 5, 2016, was used to repay the outstanding line of credit balance of $4,572,223. A facility fee of $80,000 was paid by the Company in connection with the initial advance and an additional $80,000 was paid on May 5, 2017. Additionally, the Company incurred initial financing costs of $160,000 which was capitalized as deferred financing costs, of which $13,333 and $40,000 was expensed during the three and nine-month periods ended September 30, 2018 and 2017, respectively.

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of September 30, 2018, the Company was in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. The Company granted SaaS Capital Funding II, LLC a security interest in all of the Company's personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between the Company and SaaS Capital Funding II, LLC.

On May 5, 2016, in connection with the SaaS Capital Loan, the Company issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date the Company’s equity securities are first listed for trading on NASDAQ. The Company paid approximately $169,000 in financing costs through September 30, 2016. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, of which $31,927 and $95,781 was expensed during the three and nine-month periods ended September 30, 2018 and 2017, respectively.

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

On January 25, 2018, the Company entered into a sixth amendment, or the Sixth Amendment, of the SaaS Capital Loan to permit the Company to enter into the Beedie Credit Agreement, further described below, and to permit the repayment of Agility Capital and of the promissory notes to lenders, further described below. The Sixth Amendment also amended the Company’s adjusted EBITDA covenant and added covenants requiring a minimum gross margin and specified debt to monthly recurring revenue ratios. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. In connection with the Sixth Amendment, the Company agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of its Common Stock at an exercise price of $0.35 per share, subject to certain adjustments for dividends, splits or reclassifications. The fair value of the warrant amounted to $56,834 and was capitalized as deferred financing costs, of which $4,736 and $12,629 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

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

On August 31, 2018, the Company entered into a ninth amendment, or the Ninth Amendment, of the SaaS Capital Loan with SaaS Capital, to permit the issuance of promissory notes to lenders, as further described below, to amend the Company’s minimum adjusted EBITDA, revenue renewal, total debt to monthly recurring revenue and secured debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the facility to $555,000 and to provide for twice monthly reporting of the Company’s projected cash flows.

During the nine-month period ended September 30, 2018, the Company borrowed $350,000 from the SaaS Capital Loan, and made principal payments of $2,402,653.

The Company owed $5,651,731 and $7,704,384 under the SaaS Capital Loan at September 30, 2018 and December 31, 2017, respectively.

2017 Promissory Notes

	September 30, 2018	December 31, 2017
Promissory Notes, Total	$1,000,000	$1,000,000
Principal Payment of Promissory Notes	(1,000,000)	-
Promissory Notes, Outstanding balance	-	1,000,000
Less: Deferred Financing cost	-	(82,868)
Less: Promissory Notes, short term	-	(649,194)
Balance	$-	$267,938

On August 14, 2017, the Company borrowed an aggregate of $1,000,000 from seven lenders, or the 2017 Lenders, and issued promissory notes, or the 2017 Promissory Notes, for the repayment of the amounts borrowed. The 2017 Lenders are all accredited investors, certain of the 2017 Lenders are shareholders of the Company, one of the 2017 Lenders is an affiliate of the Company’s director, Greg Akselrud, and two of the 2017 Lenders are each affiliated with a partner of Mr. Akselrud’s in the law firm of Stubbs Alderton and Markiles, LLP. The 2017 Promissory Notes are unsecured, have a maturity date of August 14, 2019 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. The Company also issued to the 2017 Lenders three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share. The fair value of the warrant amounted to $104,676 and was capitalized as deferred financing costs, of which $0 and $82,868 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $8,723 and $8,723 was expensed during the three and nine-month periods ended September 30, 2017.

On January 26, 2018, the Company paid approximately $1,074,000 to repay the 2017 Promissory Notes which includes approximately $65,000 in additional interest expenses due to the repayment date which was prior to the maturity date. The Company owed $0 and $1,000,000 under the 2017 Promissory Notes at September 30, 2018 and December 31, 2017, respectively.

Beedie Credit Agreement

	September 30, 2018	December 31, 2017
Total advances	$6,000,000	$-
Principal Payment of Loan	-	-
Less: Deferred financing cost	(1,593,841)	-
Balance	$4,406,159	$-

On January 25, 2018, the Company entered into a non-revolving term credit agreement, or the Beedie Credit Agreement, with Beedie Investments Limited, or Beedie, to borrow up to a maximum of $7,000,000. Outstanding principal will accrue interest at the rate of 12% per annum increasing to 14% per annum if the Company’s gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal is payable monthly in arrears. The Company paid Beedie a commitment fee of $175,000 and will pay to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount. Advances may be requested until July 25, 2020 and outstanding principal must be paid in full on January 25, 2021. Prepayment, which if at the Company’s option must be made in full and is otherwise required following certain asset dispositions, will be subject to a fee of 24 months accrued interest less all interest previously paid by the Company on the outstanding principal amount if paid prior to January 25, 2020. The initial minimum advance amount of $4,500,000 was advanced on January 26, 2018. Approximately $581,000 of the initial advance was used to repay Agility Capital to terminate the loan agreement between the Company and Agility dated March 11, 2016, as amended, and to release Agility Capital’s security interest in Company assets. Approximately $1,074,000 of the initial advance was used to repay the 2017 Promissory Notes. The $175,000 commitment fee was capitalized as deferred financing costs, of which $14,583 and $38,888 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

The Beedie Credit Agreement contains customary covenants including, but not limited to, covenants to achieve specified adjusted EBITDA levels, to maintain minimum revenue renewal and liquidity levels, to maintain minimum gross margins, to maintain specified debt to monthly recurring revenue ratios, that limit capital expenditures and restrict the Company's ability to pay dividends, purchase and sell assets outside the ordinary course, and that limit the Company’s ability to incur additional indebtedness. As of September 30, 2018, the Company was in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the Beedie Credit Agreement, in addition to other customary events of default. Default interest will be charged at 18% per annum. The Company granted Beedie a security interest, subordinated to the security interest of SaaS Capital, in all of the Company's assets through a pledge and security agreement, patent security agreement and trademark security agreement, each between the Company and Beedie. As additional security, the Company’s Subsidiary issued an unlimited guarantee to Beedie. Beedie is entitled to board of director observation rights during the term of the Beedie Credit Agreement.

In connection with the Beedie Credit Agreement, the Company issued to Beedie a warrant, or the Beedie Warrant, to purchase up to 4,500,000 shares of the Company's common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 26, 2019. Up to 2,500,000 additional shares of common stock under the Beedie Warrant will be exercisable on a pro rata basis to additional amounts borrowed if and when advanced under the Beedie Credit Agreement. The Company adopted ASU 2017-11 which revises ASC 815-10-15-74 to allow instruments with a down round feature to qualify for equity classification. Under the new guidance, the issuer would recognize the value of the feature only when it is activated and there is an actual reduction of the strike price or conversion feature.  The value of the adjustment is then to be recorded as deemed dividend and a reduction of income available to common stockholders. The fair value of the warrant amounted to $1,099,861 and was capitalized as deferred financing costs, of which $91,655 and $244,413 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

On May 31, 2018, the Company entered into a first amendment, or the First Beedie Amendment, of the Beedie Credit Agreement to permit the issuance of additional promissory notes to lenders, as further described below, to amend the Company’s adjusted EBITDA, revenue renewal and total debt to monthly recurring revenue covenants, and to add a secured debt to monthly recurring revenue covenant. In addition, the Company issued to Beedie a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $120,330 and was capitalized as deferred financing costs, of which $10,027 and $13,370 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

On June 13, 2018, the Company entered into a second amendment, or the Second Beedie Amendment, of the Beedie Credit Agreement to issue additional promissory notes, as further described below. In addition, the Company issued to Beedie a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $24,053 and was capitalized as deferred financing costs, of which $2,004 and $2,672 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

On August 31, 2018, the Company entered into a third amendment, or the Third Beedie Amendment, of the Beedie Credit Agreement to borrow the second tranche of the term loan facility in the amount of $1,500,000, to permit the issuance of additional promissory notes to lenders, as further described below, to amend the commitment fee, to amend the Company’s minimum adjusted EBITDA, revenue renewal, total debt to monthly recurring revenue and secured debt to monthly recurring revenue covenants and to provide for twice monthly reporting of the Company’s projected cash flows. In connection with the Third Beedie Amendment, the Company issued to Beedie a warrant to purchase up to 1,500,000 shares of the Company's common stock and a warrant to purchase up to an additional 835,000 shares of the Company’s common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. The fair value of these warrants amounted to $412,484 and was capitalized as deferred financing costs, of which $11,458 and $11,458 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

2018 Promissory Notes

	September 30, 2018	December 31, 2017
Promissory Notes, Total	$2,000,000	$-
Principal Payment of Promissory Notes	-	-
Promissory Notes, Outstanding Balance	2,000,000	-
Less: Deferred Financing Cost	(655,305)	-
Less: Related Party Portion	(550,000)
Balance	$794,695	$-

On May 31, 2018, and June 15, 2018, the Company borrowed an aggregate of $1,500,000 and $500,000, respectively, from thirteen lenders, or the 2018 Lenders, and issued promissory notes, or the 2018 Promissory Notes, for the repayment of the amounts borrowed. The 2018 Lenders are all accredited investors, one of the 2018 Lenders is an affiliate of the Company’s director, Greg Akselrud, one of the 2018 Lenders is an affiliate of the Company’s Chief Financial Officer, Anthony Mazzarella, two of the 2018 Lenders are related to the Company’s Chairman and Chief Executive Officer, Brian Ross, and two of the 2018 Lenders are employees of the Company. The 2018 Promissory Notes are unsecured, have a maturity date of May 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. The Company also issued to the 2018 Lenders six-year warrants to purchase an aggregate of 3,000,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share. The fair value of the warrants amounted to $737,218 and was capitalized as deferred financing costs, of which $61,435 and $81,913 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

August 2018 Promissory Notes

	September 30, 2018	December 31, 2017
Promissory Notes, Total	$1,500,000	$-
Principal Payment of Promissory Notes	-	-
Promissory Notes, Outstanding balance	1,500,000	-
Less: Deferred financing cost	(269,109)	-
Balance	$1,230,891	$-

On August 31, 2018, the Company borrowed an aggregate of $1,500,000 from ten lenders, or the August 2018 Lenders, and issued promissory notes, or the August 2018 Promissory Notes, for the repayment of the amounts borrowed. The August 2018 Lenders are all accredited investors. The August 2018 Promissory Notes are unsecured, have a maturity date of August 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. The Company also issued to the Lenders six-year warrants to purchase an aggregate of 1,500,000 shares of the Company’s common stock exercisable for cash at an exercise price of $0.35 per share. The fair value of the warrants amounted to $276,798 and was capitalized as deferred financing costs, of which $7,689 and $7,689 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

The Company recognized amortization and interest expenses in connection with the credit facility and loans as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Amortization expense associated with credit facility and loan	$251,718	$64,560	$636,125	$180,204
Interest expense associated with credit facility and loan	$422,051	$217,695	$1,133,678	$613,240
Other finance fees associated with credit facility and loan	$4,646	$24,125	$45,886	$72,375

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

There were no exercises of options during the three and nine-month periods ended September 30, 2018.

During the nine-month period ended September 30, 2017, the Company issued 1,707,692 shares of its Common Stock pursuant to the cashless exercise of 2,400,000 options.

As of September 30, 2018, and December 31, 2017, there were 66,179,709 and 65,939,709 shares of Common Stock issued and outstanding, respectively.

Restricted Stock

During 2017, the Company issued 120,000 restricted shares of its Common Stock, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2017, to each of its non-employee directors as partial annual compensation for services as a director. As of September 30, 2018, these restricted shares were fully issued. The Company recorded expenses of $30,000 and $60,000 during the three and nine-month periods ended September 30, 2018, respectively. $0 remained unvested as of September 30, 2018.

During the nine-month period ended September 30, 2018, the Company issued 120,000 restricted shares of its Common Stock, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2018, to each of its non-employee directors as partial annual compensation for services as a director. As of September 30, 2018, these restricted shares were fully issued. The Company recorded expenses of $30,000 during the three and nine-month periods ended September 30, 2018. 90,000 shares remained unvested as of September 30, 2018.

Warrants

There were no exercises of warrants during the three and nine-month periods ended September 30, 2018. During the three and nine-month periods ended September 30, 2017, the Company issued 0 and 160,096 shares of its Common Stock pursuant to the cashless exercise of 225,000 warrants.

During the three and nine-month periods ended September 30, 2018, the Company issued 3,835,000 and 12,135,000 warrants related to its loans, at a fair value of $689,281 and $2,727,577, respectively, and were recognized as deferred financing costs and amortized using the effective interest method over the term of the associated loan. During the three and nine-month periods ended September 30, 2018, the Company issued 1,000,000 and 1,500,000 warrants to employees at a fair value of $204,730 and $335,891 and 58,824 warrants expired, respectively.

During the three and nine-month periods ended September 30, 2017, 46,875 warrants expired and the Company issued 1,000,000 warrants to the 2017 Lenders, exercisable at a price of $0.35 per share and which expire on August 14, 2020. The fair value of these warrants, which amounted to $104,676, were recognized as deferred financing fees and amortized using the effective interest method over the terms of the associated loan.

As of September 30, 2018, and December 31, 2017, there were 25,045,517 and 11,469,341 warrants issued and outstanding, respectively, with a weighted average price $0.53 and $0.74, respectively.

During the three and nine-month periods ended September 30, 2018 and 2017, the Company recorded expenses of $101,836 and $229,400 and $125,867 and $377,600, respectively.

Options

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Nine-month periods ended September 30,
	2018	2017
Weighted-average grant date fair value	$-	$-
Fair value of options, recognized as selling, general, and administrative expenses	$23,298	$166,397
Number of options granted	-	-

As of September 30, 2018 and December 31, 2017, there were 7,237,500 and 8,302,500 options, respectively, issued and outstanding with a weighted average price of $0.40 and $0.40 respectively.

The total compensation cost related to non-vested awards not yet recognized amounted to $18,457 at September 30, 2018 and the Company expects that it will be recognized over the following 24 months.

NOTE 7: COMPREHENSIVE LOSS

Comprehensive loss includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net loss to comprehensive loss for the three and nine-month periods ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(1,963,137)	$(695,745)	$(4,783,640)	$(1,367,678)
Other comprehensive loss:
Foreign currency translation adjustment	(7,166)	12,841	(20,683)	32,098
Comprehensive loss	$(1,970,303)	$(682,904)	$(4,804,323)	$(1,335,580)

The following table sets forth the balance in accumulated other comprehensive loss as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
Accumulated other comprehensive loss	$(62,223)	$(41,540)

NOTE 8: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the three and nine-month periods ended September 30, 2017 and 2016 were approximately as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	64%	56%	62%	58%
Europe	15%	18%	17%	20%
Other	21%	26%	21%	22%

NOTE 9: COMMITMENTS AND CONTINGENCIES

During August 2017, the Company entered into an amendment to its original January 2014 lease for certain office space in Newport Beach.  Pursuant to the lease amendment, effective March 1, 2018, the premises shall be expanded to include an additional 1,332 usable square feet such that the premises shall consist of 11,728 usable square feet in the aggregate. In addition, pursuant to the terms of the lease amendment, the Company extended the term of the lease agreement until June 30, 2023. Commencing on March 1, 2018, the initial base rent for the premises is $38,702 per month for the first year and increasing to $44,566 per month by the end of the term.

During October 2016, the Company amended its original May 2014 sublease and entered into a 21-month sublease in Newport Beach, effective June 1, 2016. The monthly base rent was approximately $4,100 through the end of the sublease term, in February 2018. As of September 30, 2018, this sublease has expired.

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

On November 29, 2016, the Company entered into the Settlement Agreement with Jeff McCollum, or McCollum, to settle pending litigation between the Company and McCollum in the Superior Court of the State of California related to McCollum’s termination as an executive officer of the Company on September 8, 2014. In connection with the Settlement Agreement, McCollum surrendered to the Company a stock certificate representing 1,890,000 shares of the Company’s Common Stock, or the Shares, and for dismissal with prejudice of the cross-complaint and action against the Company brought by McCollum. The Company agreed to pay McCollum a total of $2,700,000. $1,000,000 of this total has already been paid as of January 18, 2017, of which the Company’s insurance carrier contributed $500,000. The remaining $1,700,000 will be paid in 48 equal monthly installments starting on July 1, 2017. The Company previously cancelled McCollum’s options to purchase up to 6,600,000 shares of the Company’s Common Stock at exercise prices of $0.15 or $0.31 per share. The Company cancelled the 1,890,000 Shares and thereafter the Company’s issued and outstanding common stock decreased by approximately 3%. During 2016, the Company recorded a loss on legal settlement of $2,200,000, net of the reimbursement of $500,000, which the Company received from its insurance carrier in December 2016. The outstanding settlement balance amounted to $1,168,750 and $1,487,500 as of September 30, 2018 and December 31, 2017, respectively, pursuant to the Settlement Agreement, of which $425,000 has been classified as accounts payable and accrued expenses as of September 30, 2018 and December 31, 2017 and $743,750 and $1,062,500, respectively, as other long-term liabilities, in the accompanying condensed consolidated balance sheet.

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

Our training, support personnel, hosting and cloud-based infrastructure contribute to our cost of operating the business. We anticipate spending in these areas will remain approximately constant during the remainder of 2018. In addition, development resources were required to continue to enhance our products. Those resources were used to extend our software platform and to create deeper integrations to third-party technologies that include, but are not limited to, Google AdWords, Bing Ads, Facebook, DoubleClick Campaign Manager (DCM), Marketo and others.

We intend to continue to invest in sales, marketing, product development and innovation. We allocated a portion of our marketing budget to being present at tradeshows, securing coverage in industry publications, and providing the support documentation required by sales initiatives. Additional efforts will be made to speak at industry events, write for media outlets and implement digital marketing campaigns, increasing awareness of the CAKE solutions and the thought leadership driving product development.

Our principal offices are located at 20411 SW Birch Street, Suite 250, Newport Beach, CA 92660. Our telephone number there is: (949) 548-2253. Our corporate website is: www.accelerize.com, the contents of which are not part of this quarterly report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "ACLZ."

Results of Operations

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	Three-month periods				Nine-month periods
	ended September 30,		$	%	ended September 30,		$	%
	2018	2017	Change	Change	2018	2017	Change	Change

Revenues:	$5,292,304	$6,065,674	(773,370)	-12.7%	$16,682,730	$18,016,552	(1,333,822)	-7.4%
Cost of revenue	2,042,435	2,749,975	(707,540)	-25.7%	6,865,431	6,660,684	204,747	3.1%
Gross Profit	3,249,869	3,315,699	(65,830)	-2.0%	9,817,299	11,355,868	(1,538,569)	-13.5%

Operating expenses:
Research and development	1,033,707	1,031,878	1,829	0.2%	3,144,106	3,208,434	(64,328)	-2.0%
Sales and marketing	1,127,055	1,119,302	7,753	0.7%	3,359,247	3,419,095	(59,848)	-1.8%
General and administrative	2,372,359	1,554,982	817,377	52.6%	6,278,522	5,232,896	1,045,626	20.0%
Total operating expenses	4,533,121	3,706,162	826,959	22.3%	12,781,875	11,860,425	921,450	7.8%

Operating loss	(1,283,252)	(390,463)	(892,789)	228.6%	(2,964,576)	(504,557)	(2,460,019)	487.6%

Other income (expense):
Other income	(222)	2	(224)	-11200.0%	564	744	(180)	-24.2%
Other expense	(679,663)	(305,284)	(374,379)	-122.6%	(1,819,628)	(863,865)	(955,763)	-110.6%
Total other expenses	(679,885)	(305,282)	(374,603)	-122.7%	(1,819,064)	(863,121)	(955,943)	-110.8%

Net loss	$(1,963,137)	$(695,745)	(1,267,392)	-182.2%	$(4,783,640)	$(1,367,678)	(3,415,962)	-249.8%

Discussion of Results for Three-Month and Nine-Month Periods Ended September 30, 2018 and 2017

Revenues

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change
Revenues	$5,292,304	$6,065,674	-12.7%	$16,682,730	$18,016,552	-7.4%

We generate revenues from monthly recurring license fees, overage fees (based on volume of transactions processed), training and implementation fees, and in certain cases, professional services fees and royalties. Our revenue breakdown for the three and nine-month periods ended September 30, 2018 and 2017 were as follows.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2018	2017	Change	2018	2017	Change

License	$4,293,722	$4,828,655	-11.1%	$13,427,454	$14,654,627	-8.4%
Overage	774,117	1,000,218	-22.6%	2,528,472	2,656,909	-4.8%
Other	224,464	236,801	-5.2%	726,804	705,016	3.1%
Total	$5,292,304	$6,065,674	-12.7%	$16,682,730	$18,016,552	-7.4%

The decrease in total revenues during the three and nine-month periods ended September 30, 2018, when compared to the same periods in 2017, is mainly due to a decrease in overage fees as a result of our decision to terminate our relationship with a major customer.

The decrease in our software licensing revenues during the three and nine-month periods ended September 30, 2018, when compared to the same periods in 2017, is largely due to our decision to terminate a major customer, combined with reductions in transaction volume for several other customers. Our monthly recurring license fee revenue, which constitutes the contractually recurring portion of our revenue and comprises the bulk of our total revenue, or 80% for the nine-month period ended September 30, 2018, decreased approximately 11% and 8% year over year during the three and nine-month periods ended September 30, 2018, respectively, when compared to the same periods in 2017. In addition to impacting licensing revenues, reduced transaction volume also impacted overage fees, which decreased approximately 23% and 5% year over year during the three and nine-month periods ended September 30, 2018, respectively, when compared to the same periods in 2017. Our average monthly revenue per customer decreased approximately 10% and 4% during the three and nine-month periods ended September 30, 2018, respectively, when compared to the same periods in 2017.

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

Cost of Revenues

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

Cost of revenues	$2,042,435	$2,749,975	-25.7%	$6,865,431	$6,660,684	3.1%

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

During the three and nine-month periods ended September 30, 2018, when compared to the same periods in 2017, cost of revenues decreased reflecting the lower web hosting fees of approximately $313,000 and increased reflecting the higher web hosting fees of approximately $647,000, respectively, incurred to support our customers and platform usage.

We believe that our cost of revenues will remain approximately constant during the remainder of 2018.

Research and Development Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

Research and development	$1,033,707	$1,031,878	0.2%	$3,144,106	$3,208,434	-2.0%

Research and development expenses consist primarily of personnel costs associated with the enhancement and maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses remained constant and slightly decreased during the three and nine-month periods ended September 30, 2018, respectively, when compared to the same periods in 2017. The decrease was mainly due to lower capitalization of software development costs.

We believe that our research and development expenses will slightly increase during the remainder of 2018 as we continue to enhance features of our SaaS platform.

Sales and Marketing Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
Sales and marketing	$1,127,055	$1,119,302	0.7%	$3,359,247	$3,419,095	-1.8%

Sales and marketing expenses consist primarily of personnel costs associated with the sale and marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

We experienced a slight decrease in sales and marketing expenses during the nine-month period ended September 30, 2018, when compared to the same period in 2017, mainly due to a decrease in sales commissions.

We believe that our sales and marketing expenses will increase slightly in 2018 as we continue to execute on proven marketing programs.

General and Administrative Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

General and administrative	$2,372,359	$1,554,982	52.6%	$6,278,522	$5,232,896	20.0%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit and legal fees, as well as professional fees, insurance, investor relations, and other corporate expenses.

The increase in general and administrative expenses during the three and nine-month periods ended September 30, 2018, when compared to the same periods in 2017, is primarily due to higher legal expenses of approximately $267,000, mostly related to work on our credit facility and loans, higher bad debt expenses of approximately $385,000, higher rent expenses of approximately $100,000, and approximately $120,000 in higher compensation related expenses.

We believe that our general and administrative expenses will remain approximately constant during the remainder of 2018.

Other Income

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

Other (loss) income	$(222)	$2	-11200.0%	$564	$744	-24.2%

Other Income during the three and nine-month periods ended September 30, 2018 consisted of small gain or loss on foreign exchange.

Other Expenses

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017

Other expenses	$679,663	$305,284	-122.6%	$1,819,628	$863,865	-110.6%

Other expenses consist of interest charges and amortization of deferred financing costs associated with our credit facility and loans.

The increase in interest expenses during the three and nine-month periods ended September 30, 2018, when compared to the same periods in 2017, is primarily due to higher levels of borrowings we have made from time to time.

Liquidity and Capital Resources

We had a working capital deficit of $2,024,625 and an accumulated deficit of $36,326,324 as of September 30, 2018.  We also had a net loss of $4,783,640 and cash used in operating activities of $2,769,540 as of September 30, 2018.

Our plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from revenue growth and managing and reducing operating and overhead costs. During the second quarter of 2018, we engaged a nationally recognized investment bank to assist us in pursuing strategic transactions including acquisitions, dispositions, capital raising and debt restructuring. However, we cannot provide any assurances that we will be successful in accomplishing our plans. We also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis. These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

	Ending balance at September 30,		Average balance during nine-months ended September 30,
	2018	2017	2018	2017
Cash	$1,808,029	$634,772	$987,456	$1,157,450
Restricted cash	50,000	50,000	50,000	50,000
Accounts receivable	2,130,476	2,474,511	2,411,556	2,352,061
Accounts payable and accrued expenses	2,278,096	2,344,121	2,378,590	2,491,565
Short term credit facility, net of deferred financing cost	3,501,487	2,736,684	3,278,650	2,387,815
Short term loan, net of deferred financing cost	-	839,403	612,097	673,135
Credit facility, net of deferred financing cost	6,404,754	4,498,346	5,403,871	4,543,287
Other loan, related party net of deferred financing cost	369,791	-	184,896	-
Other loan net of deferred financing cost	2,205,795	379,853	1,236,867	189,927
Long term other liabilities	743,750	1,168,750	903,125	1,328,125

At September 30, 2018 and 2017, 44% and 42%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

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

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, we issued to Agility Capital a warrant to purchase up to 69,444 shares of our Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, of which $0 and $3,970 was expensed during the three and nine-month periods ended September 30, 2017, respectively, and $0 was expensed during 2018.

On November 29, 2016, we entered into an amendment of our Agility Loan which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of our entering into the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, we issued to Agility Capital a warrant to purchase up to 187,500 shares of our Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, of which $9,791 and $29,372 was expensed during the three and nine-month periods ended September 30, 2017, respectively, and $0 was expensed during 2018.

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

On January 26, 2018, we repaid the Agility Loan by paying Agility Capital approximately $581,000 which terminated the loan agreement between us and Agility Capital and released Agility Capital’s security interest in our assets. We owed $0 and $600,000 under the Agility Loan at September 30, 2018 and December 31, 2017, respectively.

Credit Facility - SaaS Capital Loan

On May 5, 2016, we entered into the SaaS Capital Loan, with SaaS Capital Funding II, LLC to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount of $5,000,000, on May 5, 2016, was used to repay the outstanding line of credit balance of $4,572,223. A facility fee of $80,000 was paid by us in connection with the initial advance and an additional $80,000 was paid in May 2017. Additionally, we incurred initial financing costs of $160,000 which was capitalized as deferred financing costs, of which $13,333 and $40,000 was expensed during the three and nine-month periods ended September 30, 2018 and 2017, respectively.

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of September 30, 2018, we were in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. We granted SaaS Capital Funding II, LLC a security interest in all of our personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between us and SaaS Capital Funding II, LLC.

On May 5, 2016, in connection with the SaaS Capital Loan, we issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital Funding II, LLC, a warrant to purchase up to 1,333,333 shares of our common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date our equity securities are first listed for trading on NASDAQ. We paid approximately $169,000 in financing costs through December 31, 2016. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, of which $31,927 and $95,781 was expensed during the three and nine-month periods ended September 30, 2018 and 2017, respectively.

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

On January 25, 2018, we entered into the Sixth Amendment to permit the Company to enter into the Beedie Credit Agreement, further described below, and to permit the repayment of Agility Capital and of the 2017 Promissory Notes. The Sixth Amendment also amended our adjusted EBITDA covenant and added covenants requiring a minimum gross margin and specified debt to monthly recurring revenue ratios. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. In connection with the Sixth Amendment, we agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of our Common Stock at an exercise price of $0.35 per share, subject to certain adjustments for dividends, splits or reclassifications. The fair value of the warrant amounted to $56,834 and was capitalized as deferred financing costs, of which $4,736 and $12,629 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

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

On June 13, 2018, we entered into the Eighth Amendment to issue additional 2018 Promissory Notes.

On August 31, 2018, we entered into the Ninth Amendment to permit the issuance of the August 2018 Promissory Notes to amend our minimum adjusted EBITDA, revenue renewal, total debt to monthly recurring revenue and secured debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the facility to $555,000 and to provide for twice monthly reporting of our projected cash flows..

During the nine-month period ended September 30, 2018, we borrowed $350,000 from the SaaS Capital Loan, and made principal payments of $2,402,653.

We owed $5,651,731 and $7,704,384 under the SaaS Capital Loan at September 30, 2018 and December 31, 2017, respectively.

2017 Promissory Notes

On August 14, 2017, we borrowed an aggregate of $1,000,000 from seven lenders and issued promissory notes for the repayment of the amounts borrowed. The 2017 Lenders are all accredited investors, certain of the 2017 Lenders are shareholders of ours, one of the 2017 Lenders is an affiliate of our director, Greg Akselrud, and two of the 2017 Lenders are each affiliated with a partner of Mr. Akselrud’s in the law firm of Stubbs Alderton and Markiles, LLP. The 2017 Promissory Notes are unsecured, have a maturity date of August 14, 2019 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. We also issued to the 2017 Lenders three-year warrants to purchase an aggregate of 1,000,000 shares of our Common Stock at an exercise price of $0.35 per share. The fair value of the warrant amounted to $104,676 and was capitalized as deferred financing costs, of which $0 and $82,868 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $8,723 and $8,723 was expensed during the three and nine-month periods ended September 30, 2017.

On January 26, 2018, we paid approximately $1,074,000 to repay the 2017 Promissory Notes which includes approximately $65,000 in additional interest expenses due to the repayment date which was prior to the maturity date. We owed $0 and $1,000,000 under the 2017 Promissory Notes at September 30, 2018 and December 31, 2017 respectively.

Beedie Credit Agreement

On January 25, 2018, we entered into a non-revolving term credit agreement with Beedie to borrow up to a maximum of $7,000,000. Outstanding principal will accrue interest at the rate of 12% per annum increasing to 14% per annum if our gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal is payable monthly in arrears. We paid Beedie a commitment fee of $175,000 and will pay to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount. Advances may be requested until July 25, 2020 and outstanding principal must be paid in full on January 25, 2021. Prepayment, which if at our option must be made in full and is otherwise required following certain asset dispositions, will be subject to a fee of 24 months accrued interest less all interest previously paid by the Company on the outstanding principal amount if paid prior to January 25, 2020. The initial minimum advance amount of $4,500,000 was advanced on January 26, 2018. Approximately $581,000 of the initial advance was used to repay Agility Capital to terminate the loan agreement between us and Agility dated March 11, 2016, as amended, and to release Agility Capital’s security interest in our assets. Approximately $1,074,000 of the initial advance was used to repay the 2017 Promissory Notes. The $175,000 commitment fee was capitalized as deferred financing costs, of which $14,583 and $38,888 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

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

In connection with the Beedie Credit Agreement, we issued to Beedie a warrant to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 26, 2019. Up to 2,500,000 additional shares of common stock under the Beedie Warrant will be exercisable on a pro rata basis to additional amounts borrowed if and when advanced under the Beedie Credit Agreement. We adopted ASU 2017-11 which revises ASC 815-10-15-74 to allow instruments with a down round features to qualify for equity classification. Under the new guidance, the issuer would recognize the value of the feature only when it is activated and there is an actual reduction of the strike price or conversion feature.  The value of the adjustment is then to be recorded as deemed dividend and a reduction of income available to common stockholders. The fair value of the warrant amounted to $1,099,861 and was capitalized as deferred financing costs, of which $91,655 and $244,413 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

On May 31, 2018, we entered into the First Beedie Amendment to permit the issuance of the 2018 Promissory Notes, to amend our adjusted EBITDA, revenue renewal and total debt to monthly recurring revenue covenants, and to add a secured debt to monthly recurring revenue covenant. In addition, we issued to Beedie a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $120,330 and was capitalized as deferred financing costs, of which $10,027 and $13,370 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

On June 13, 2018, we entered into the Second Beedie Amendment to issue additional 2018 Promissory Notes. In addition, we issued to Beedie a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $24,053 and was capitalized as deferred financing costs, of which $2,004 and $2,672 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

On August 31, 2018, we entered into the Third Beedie Amendment to borrow the second tranche of the term loan facility in the amount of $1,500,000, to permit the issuance of the August 2018 Promissory Notes, to amend the commitment fee, to amend our minimum adjusted EBITDA, revenue renewal, total debt to monthly recurring revenue and secured debt to monthly recurring revenue covenants and to provide for twice monthly reporting of our projected cash flows. In connection with the Third Beedie Amendment, we issued to Beedie a warrant to purchase up to 1,500,000 shares of our common stock and a warrant to purchase up to an additional 835,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. The fair value of these warrants amounted to $412,484 and was capitalized as deferred financing costs, of which $11,458 and $11,458 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

2018 Promissory Notes

On May 31, 2018, and June 15, 2018, we borrowed an aggregate of $1,500,000 and $500,000, respectively, from the 2018 Lenders, and issued the 2018 Promissory Notes for the repayment of the amounts borrowed. The 2018 Lenders are all accredited investors, one of the 2018 Lenders is an affiliate of our director, Greg Akselrud, one of the 2018 Lenders is an affiliate of our Chief Financial Officer, Anthony Mazzarella, two of the 2018 Lenders are related to our Chairman and Chief Executive Officer, Brian Ross, and two of the 2018 Lenders are employees of ours. The 2018 Promissory Notes are unsecured, have a maturity date of May 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. We also issued to the 2018 Lenders six-year warrants to purchase an aggregate of 3,000,000 shares of our Common Stock at an exercise price of $0.35 per share. The fair value of the warrants amounted to $737,218 and was capitalized as deferred financing costs, of which $61,435 and $81,913 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

August 2018 Promissory Notes

On August 31, 2018, we borrowed an aggregate of $1,500,000, from the August 2018 Lenders, and issued promissory notes for the repayment of the amounts borrowed. The August 2018 Lenders are all accredited investors. The August 2018 Promissory Notes are unsecured, have a maturity date of August 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. We also issued to the Lenders six-year warrants to purchase an aggregate of 1,500,000 shares of our common stock exercisable for cash at an exercise price of $0.35 per share. The fair value of the warrants amounted to $276,798 and was capitalized as deferred financing costs, of which $7,689 and $7,689 was expensed during the three and nine-month periods ended September 30, 2018, respectively, and $0 during 2017.

Changes in Cash Flows

	Nine-month periods ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,783,640)	$(1,367,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461,893	612,639
Amortization of debt discount and deferred financing cost	636,125	180,204
Provision for bad debt	(202,221)	(48,586)
Fair value of options and warrants	342,698	633,997
Loss on sale of fixed assets	997	902
Changes in operating assets and liabilities:
Accounts receivable	764,381	(196,315)
Prepaid expenses and other assets	147,888	(129,077)
Accounts payable and accrued expenses	(415,072)	(641,049)
Deferred revenues	264,065	18,213
Other assets	13,346	(20,016)
Net cash used in operating activities	(2,769,540)	(956,766)

Cash flows from investing activities:
Capitalized software for internal use	(1,125,000)	(1,347,075)
Capital expenditures	(31,579)	(44,125)
Proceeds from sale of assets	750	795
Net cash used in investing activities	(1,155,829)	(1,390,405)

Cash flows from financing activities:
Principal repayments of credit facility and loan	(2,402,652)	(1,653,282)
Proceeds from credit facility	5,489,850	1,923,000
Proceeds from promissory notes	3,500,000	1,000,000
Repayments of promissory notes	(1,000,000)	-
Net cash provided by financing activities	5,587,198	1,269,718

Effect of exchange rate changes on cash	(20,683)	32,098

Net increase (decrease) in cash	1,641,146	(1,045,355)

Cash, beginning of period	216,883	1,730,127

Cash, end of period	$1,858,029	$684,772

Changes in Cash Flows During the Nine Months ended September 30, 2018

As of September 30, 2018, we had cash of approximately $1,860,000.

Net cash used in operating activities was approximately $2,770,000 during the nine-month period ended September 30, 2018 compared to net cash used in operations of approximately $957,000 during the same period in 2017. The change in operating cash flow was primarily due to a decrease in accounts payable and accrued expenses.

Net cash used in investing activities was approximately $1,155,000 during the nine-month period ended September 30, 2018 compared to $1,390,000 for the same period in 2017. The decrease in capitalization of development costs for internal-use software of approximately $220,000 and a decrease in capital expenditures of approximately $30,000 accounted for the decrease in cash used in investing activities.

Net cash provided by financing activities was approximately $5,590,000 for the nine-month period ended September 30, 2018 compared to $1,270,000 for the same period in 2017. The increase in cash provided by financing activities was due to approximately $5,600,000 in higher proceeds from our credit facility and promissory notes during the nine-month period ended September 30, 2018 when compared to the same period in 2017, offset with higher credit facility principal payments of approximately $1,300,000.

Exercise of warrants

There were no proceeds generated from the exercise of warrants during the nine-month period ended September 30, 2018.

Other outstanding obligations at September 30, 2018

Warrants

As of September 30, 2018, 25,045,517 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of September 30, 2018, 7,237,500 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2018, we issued 120,000 restricted shares of our Common Stock, vesting in 4 equal quarterly increments commencing on July 1, 2018, to each of our non-employee directors as partial annual compensation for services as a director. These issuances are exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, or the Securities Act, as not involving any public offering.

On August 13, 2018, we issued  warrants to purchase up to an aggregate of 1,000,000 shares of our Common Stock to two employees. The warrants are exercisable in cash or on a cashless basis at an exercise price of $0.50 per share, vest in twelve equal quarterly amounts, and expire on August 13, 2023.  These issuances are exempt from registration pursuant to Section 4(a)(2) under the Securities Act as not involving any public offering.

Item 6.  Exhibits

4.1	Form of Warrant issued on August 31, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2018).

4.2	Form of Warrant issued on August 31, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2018).

10.1	Form of Restricted Stock Agreement entered into on July 1, 2018.*

10.2	Form of Promissory Note issued on August 31, 2018.*

10.3	Ninth Amendment to Loan and Security Agreement between Accelerize Inc. and SaaS Capital Funding II, LLC, dated as of August 31, 2018.*

10.4	Third Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of August 31, 2018.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE INC.

Dated: November 14, 2018	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ Anthony Mazzarella
Anthony Mazzarella
Chief Financial Officer
(Principal Financial Officer)