Form 10-K
period 2018-12-31
Accelerize Inc.
filed 2019-04-16
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer [X]	Smaller reporting company [X]

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

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 29, 2018, the registrant's most recently completed second fiscal quarter, was $16,490,753. For purposes of this calculation, an aggregate of 10,970,531 shares of Common Stock were held by the directors and officers of the registrant on June 29, 2018 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of April 16, 2019: 66,179,709

In this Annual Report on Form 10-K, the terms the “Company,” “Accelerize,” “we,” “us” or “our” refers to Accelerize Inc., unless the context indicates otherwise.

Documents Incorporated by Reference: None

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE,” “EXPECT,” “ANTICIPATE,” “INTEND,” “PLAN,” “ESTIMATE,” “MAY,” “PREDICT,” “WILL,” “POTENTIAL,” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. FOR EXAMPLE, WHEN WE DISCUSS OUR EXPECTATIONS FOR 2019, THE INTERNET MARKET TRENDS, AND SPECIFICALLY, THE GROWTH IN ON-LINE ADVERTISING, PERFORMANCE BASED MARKETING, AND SOFTWARE-AS-A-SERVICE, AND OUR EXPECTATIONS BASED ON SUCH TRENDS, WE ARE USING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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

2018 ANNUAL REPORT ON FORM 10-K

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

On September 12, 2016, we filed a provisional patent application with the U.S. Patent and Trademark Office covering technology of an algorithmic attribution analytics server and method. This application was published by the U.S. Patent and Trademark Office on March 15, 2018. On July 26, 2017, we filed a provisional patent application with the U.S Patent and Trademark Office covering technology of a tuple-based method for data encoding and prediction for sequential data machine learning models. We incorporated this provisional patent application into a utility patent application covering a method for targeting electronic advertising by data encoding and prediction for sequential data machine learning models which we filed with the U.S. Patent and Trademark Office on July 17, 2018.  In May 2018, we filed applications with the U.S. Trademark Office for Journey and Journey by CAKE, which are still pending.

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

Employees

As of December 31, 2018, we had 58 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

Our resources are limited. Our working capital deficiency at December 31, 2018 amounts to approximately $4,448,000. As we implement our growth strategy, poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase as we continue to develop and implement our products and services. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses, or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We have a history of losses.

We have a history of losses and negative cash flows from operations. We had a net loss of approximately $11.4 million in 2018 and a net loss of approximately $2.4 million in 2017. Our operations have been financed primarily through proceeds from the issuance of equity and use of a credit facility. We may continue to incur losses in the future.

We have substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2018, we had total debt outstanding of approximately $14.3 million, of which $10.9 million was long term and $3.4 million was short term.

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

Our independent registered public accounting firm has expressed in its report to our 2018 audited consolidated financial statements a substantial doubt about our ability to continue as a going concern.

We have not generated sufficient revenues from our operations to fund our activities and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain the necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the consolidated financial statements for December 31, 2018, a substantial doubt regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

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

We have invested a substantial amount of time and money in developing and launching our proprietary platform which has resulted in annual revenues of approximately $21.7 million in 2018. We may have difficulties in reaching market acceptance due to potential technical delays and malfunctions which may result in additional expenses and our continual increase in market acceptance will require additional sales, marketing and other customer-acquisition support expenses.

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

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including database software from Microsoft Corporation, and servers hosted at Amazon Web Services. This hardware and software may not continue to be available to us at reasonable prices, or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

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

Dilutive securities may adversely impact our stock price.

As of April 16, 2019, the following securities exercisable into shares of our Common Stock were outstanding:

●	25,045,517 shares of Common Stock issuable pursuant to the exercise of warrants

●	7,232,500 shares of Common Stock issuable pursuant to the exercise of options

These securities represent, as of April 16, 2019, approximately 33% of our Common Stock on a fully diluted, as exercised basis. 4,250,000 of the shares of Common Stock issuable pursuant to the exercise of warrants are beneficially owned by our management. The exercise of any of these options or warrants, both of which have fixed prices, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

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

In October 2016, we amended our original May 2014 sublease and entered into a 21-month sublease in Newport Beach, effective June 1, 2016. The monthly base rent was approximately $4,100 through the end of the sublease term, in February 2018. As of December 31, 2018, this sublease has expired.

In July 2014, our Subsidiary entered into a five-year lease for certain office space in a business center in London, England, which commenced on July 30, 2014. The base rent is GBP 89,667 (approximately $120,000) per year and the estimated service charges for the lease are GBP 45,658 (approximately $60,000) per year. We moved the business of our Subsidiary into this space during July 2014.

In August 2018, we entered into an amendment to our original August 2017 sublease for approximately 1,095 square feet of office space in Santa Monica, California. This facility is used for administrative purposes.  Under the terms of the lease amendment, we are required to pay a monthly base rent of $1,000 and an additional monthly rent of $100 for operating expenses through the end of the sublease agreement on July 31, 2019.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol “ACLZ.” Quotations on the OTCQB Marketplace reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Stockholders

As of April 16, 2019, there were 631 stockholders of record of our Common Stock.

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

Results of Operations

ACCELERIZE INC.

CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,		$ Change 2018	% Change 2018
	2018	2017	vs 2017	vs 2017

Revenue:	$21,729,605	$24,104,624	(2,375,019)	-9.9%
Cost of revenues	9,075,828	9,066,896	8,932	0.1%
Gross Profit	12,653,777	15,037,728	(2,383,951)	-15.9%

Operating expenses:
Research and development	4,165,586	4,414,112	(248,526)	-5.6%
Sales and marketing	4,301,712	4,378,588	(76,876)	-1.8%
General and administrative	8,298,748	7,349,754	948,994	12.9%
Impairment loss	4,724,746	-	4,724,746	100.0%
Total operating expenses	21,490,792	16,142,454	5,348,338	33.1%

Operating loss	(8,837,015)	(1,104,726)	(7,732,289)	-699.9%

Other income (expense):
Other income	621	748	(127)	-17.0%
Interest expense	(2,581,046)	(1,214,476)	(1,366,570)	-112.5%
Loss on extinguishment of debt	-	(106,034)	(106,034)	100.0%
Total other (expense)	(2,580,425)	(1,319,762)	(1,260,663)	-95.5%

Net loss	$(11,417,440)	$(2,424,488)	$(8,992,952)	-370.9%

Revenues

	Years ended December 31,		%
	2018	2017	Change

Revenues	$21,729,605	$24,104,624	-9.9%

We generate revenues from monthly recurring license fees, overage fees (based on volume of clicks, impressions, or leads), training and implementation fees, and in certain cases, professional services fees and royalties. Our revenue breakdown for 2018 and 2017 were as follows.

	Years ended December 31,		%
	2018	2017	Change

License	$17,733,401	$19,493,173	-9.05
Overage	3,046,199	3,672,219	-17.0%
Other	950,005	939,232	1.1%
Total	$21,729,605	$24,104,624	-9.9%

The decrease in total revenues during 2018, when compared to the prior year, is largely due to our decision to terminate a major customer, combined with reductions in transaction volume for several other customers. Our monthly license fee revenue, which constitutes the contractually recurring portion of our revenue and comprises the bulk of our total revenue, or 82% in 2018, decreased 9.0% when compared to 2017. Other revenue, which consists primarily of professional service fees and other partner revenue, increased slightly during 2018. Our number of clients decreased 8% during 2018 when compared to the prior year and our average monthly license revenue per customer decreased 1% during the same period.

We believe that there was substantial uncertainty and caution among some of our customers and our affiliate networks’ customers in reaction to the European Union’s recently instituted General Data Protection Regulation (GDPR). We believe this led to delays in some purchase decisions by new customers, as well as a temporary reduction in advertising activity among some current customers – likely contributing to our decrease in customers, lower transaction volume and associated lower revenue.

Cost of Revenues

	Years ended December 31,		%
	2018	2017	Change

Cost of Revenues	$9,075,828	$9,066,896	0.1%

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

During 2018, cost of revenues was flat as a result of the offset between higher hosting fees incurred to support our clients and platform usage, of approximately $480,000, and lower compensation and client concessions expenses of $370,000 and $80,000, respectively.

We believe that our cost of revenues will remain approximately constant in 2019.

Research and Development Expenses

	Years ended December 31,		% Change
	2018	2017

Research and development	$4,165,586	$4,414,112	-5.6%

Research and development expenses consist primarily of personnel costs associated with the enhancement and maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs, offset by capitalized software development costs.

Our research and development expenses decreased during 2018, when compared to the prior year, mainly due to lower recruiting expense of $125,000, lower professional services expense of $35,000, and lower warrant and option expenses of $405,000, offset by a decrease in capitalization of software development costs of approximately $360,000.

We believe that our research and development expenses will increase gradually during 2019 as we continue to enhance the features of our SaaS platform.

Sales and Marketing Expenses

	Years Ended December 31,		% Change
	2018	2017

Sales and marketing	$4,301,712	$4,378,588	-1.8%

Sales and marketing expenses consist primarily of personnel costs associated with the sales and marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The small decrease in sales and marketing expenses during 2018, when compared to the prior year, is primarily due to decreased sales commissions.

We believe that our sales and marketing expenses will increase gradually during 2019 as we continue to execute on proven marketing programs.

General and Administrative Expenses

	Years Ended December 31,		% Change
	2018	2017

General and administrative	$8,298,748	$7,349,754	12.9%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit fees, accounting services and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

The increase in general and administrative expenses during 2018, when compared with the prior year, is due mainly to increased rent expense of $135,000, increased legal expenses of $460,000, and increased bad debt expense of $235,000.

We believe that our general and administrative expenses will remain approximately constant in 2019.

Impairment Loss - Intangible Assets

	Years Ended December 31,		% Change
	2018	2017

Impairment loss	$4,724,746	$-	100.0%

Our plan to continue as a going concern includes raising capital in the form of debt or equity, increasing gross profit from revenue growth and managing and reducing operating and overhead costs.  During the second quarter of 2018, we engaged a nationally recognized investment bank to assist us in pursuing strategic transactions including acquisitions, dispositions, capital raising and debt restructuring. However, since we cannot provide any assurances that we will be successful in accomplishing our plans, we have impaired the full carrying value of our intangible assets.

Other Income

	Years Ended December 31,		% Change
	2018	2017

Other income	$621	$748	-17.0%

Other income during 2018 consisted mainly of the sale of non-inventory assets and credit card program cash back payments.

Other Expenses

	Years Ended December 31,		% Change
	2018	2017

Other expenses	$(2,581,046)	$(1,214,476)	-112.5%

Other expenses consist of interest charges and amortization of deferred financing costs associated with our loans.

The increase in interest expenses during 2018, when compared to the prior year, is primarily due to higher levels of borrowings we have made from time to time.

Loss on Extinguishment of Debt

	Years Ended December 31,		% Change
	2018	2017

Loss on extinguishment of debt	$-	$106,034	100.0%

Loss on extinguishment of debt in 2017 was due to the difference in fair value of financing cost related to the Agility Loan (as hereinafter defined) and actual financing cost which was fully expensed at December 31, 2017. There was no loss on extinguishment of debt in 2018.

Liquidity and Capital Resources

We had a working capital deficit of $4,447,678 and an accumulated deficit of $42,960,124 as of December 31, 2018.  We also had a net loss of $11,417,440 and cash used in operating activities of $3,460,496.

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

	Ending balance at December 31,		Average balance during years ended December 31,
	2018	2017	2018	2017
Cash	$27,295	$166,883	$97,089	$923,505
Restricted cash	50,000	50,000	50,000	50,000
Accounts receivable	2,081,551	2,692,636	2,387,094	2,461,123
Accounts payable and accrued expenses	3,018,394	2,479,083	2,748,739	2,559,046
Short term credit facility, net of deferred financing cost	3,399,240	3,055,812	3,227,526	2,547,379
Short term loan, net of deferred financing cost	-	1,224,194	612,097	865,531
Credit facility, net of deferred financing cost	5,888,155	4,402,988	5,145,572	4,495,608
Other loan, related party net of deferred financing cost	386,686	-	193,343	-
Other loan, net of deferred financing costs	2,273,402	267,938	1,270,670	133,969
Long term other liabilities	637,500	1,062,500	850,000	1,275,000

At December 31, 2018 and 2017, 84% and 38%, respectively, of our total assets consisted of cash, cash equivalents and accounts receivable.

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

Agility Loan

On March 11, 2016, we entered into a subordinated loan, or the Agility Loan, with Agility Capital II, LLC, or Agility Capital, which provides for total availability of $625,000 and was to originally mature, prior to amendment, on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2017, and at repayment of the Agility Loan, we were in compliance with these covenants.

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, we issued to Agility Capital a warrant to purchase up to 69,444 shares of our Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, of which $0 and $3,970 was expensed at December 31, 2018 and 2017, respectively.

On November 29, 2016, we entered into an amendment of our Agility Loan, or the Agility Loan Amendment, which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of our entering into a settlement agreement with a former officer, or the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, we issued to Agility Capital a warrant to purchase up to 187,500 shares of our Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, of which $0 and $39,163 was expensed at December 31, 2018 and 2017, respectively.

On August 14, 2017, we entered into a consent to waiver of the Agility Loan, to permit the issuance of promissory notes to lenders, or the 2017 Promissory Notes, as further described below.

On November 8, 2017, we entered into a third amendment, or the Third Amendment, of the Agility Loan, whereby Agility Capital agreed to loan an additional $300,000 to us, such that the aggregate principal amount owing to Agility Capital as of November 9, 2017 was $625,000. The Third Amendment extended the maturity date of the Agility Loan from December 31, 2017 to December 31, 2018. A loan modification fee of $125,000 was deducted from the Additional Loan amount. This arrangement was treated as a substantial modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was greater than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt extinguishment and reissuance of a new debt instrument, with the fair value of $606,034 and therefore recorded $106,034 as a loss on debt extinguishment.  The carrying value of the $625,000 did not change as a result of the extinguishment since the discounts recognized at inception of these new notes were fully amortized at the time of the issuance.

On January 26, 2018, we repaid the Agility Loan by paying Agility Capital approximately $581,000 which terminated the loan agreement between us and Agility Capital and released Agility Capital’s security interest in our assets. We owed $0 and $600,000 under the Agility Loan at December 31, 2018 and 2017, respectively.

Credit Facility - SaaS Capital Loan

On May 5, 2016, we entered into a Loan and Security Agreement, or the SaaS Capital Loan, with SaaS Capital Funding II, LLC, or SaaS Capital, to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount of $5,000,000, on May 5, 2016, was used to repay the outstanding Line of Credit balance of $4,572,223. A facility fee of $80,000 was paid by us in connection with the initial advance and an additional $80,000 was paid in May 2017. Additionally, we incurred initial financing costs of $160,000 which was capitalized as deferred financing costs, of which $53,333 was expensed at December 31, 2018 and 2017.

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2018, we were in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. We granted SaaS Capital a security interest in all of our personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between us and SaaS Capital.

On May 5, 2016, in connection with the SaaS Capital Loan, we issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital, a warrant to purchase up to 1,333,333 shares of our common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date our equity securities are first listed for trading on NASDAQ. We paid approximately $169,000 in financing costs through December 31, 2016. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, of which $127,709 was expensed at December 31, 2018 and 2017.

On November 29, 2016, we entered into an amendment of our SaaS Capital Loan, or the First Amendment, to receive consent from SaaS Capital to enter into the Settlement Agreement. The amendment required a loan modification fee of $120,000, payable at $10,000 a month for one year, expensed in the statement of operations. In connection with this amendment, we agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of our Common Stock at an exercise price of $0.36 per share. This warrant expires on November 29, 2026. The fair value of the warrant amounted to $60,185 and was fully expensed at December 31, 2016.

On May 10, 2017, we entered into a second amendment of the SaaS Capital Loan, or the Second Amendment, which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($150,000) until August 31, 2017 to give us added flexibility in completing our hosting migration to a new platform and to allow for potentially augmented marketing and sales efforts.

On June 16, 2017, we entered into a third amendment of the SaaS Capital Loan, or the Third Amendment, to provide that any advance made within 6 months of the final advance date will be for a 36-month period with interest only payments due from the date of advance until the final advance date.

On August 14, 2017, we entered into a fourth amendment of the SaaS Capital Loan, or the Fourth Amendment, to permit the issuance of the 2017 Promissory Notes, further described below.

On November 8, 2017, we entered into a fifth amendment of the SaaS Capital Loan, or the Fifth Amendment, which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($170,000) until October 31, 2017, to ($150,000) from November 1, 2017 to December 31, 2017, to ($100,000) from January 1, 2018 to May 31, 2018, to ($50,000) from June 1, 2018 to August 31, 2018, and to $0 thereafter. The Fifth Amendment added a new minimum liquidity covenant for a cash balance of $600,000 effective January 31, 2018. The Fifth Amendment also memorialized SaaS Capital’s waiver of the Minimum Adjusted EBITDA covenant for September 2017. In connection with the Fifth Amendment, we agreed to pay to SaaS Capital a fee of $375,000 upon the payment in full of all outstanding advances.

On January 25, 2018, we entered into a sixth amendment, or the Sixth Amendment, of the SaaS Capital Loan to permit us to enter into the Beedie Credit Agreement, further described below, and to permit the repayment of Agility Capital and of the 2017 Promissory Notes. The Sixth Amendment also amended our adjusted EBITDA covenant and added covenants requiring a minimum gross margin and specified debt to monthly recurring revenue ratios. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. In connection with the Sixth Amendment, we agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of its Common Stock at an exercise price of $0.35 per share, subject to certain adjustments for dividends, splits or reclassifications. The fair value of the warrant amounted to $56,834 and was capitalized as deferred financing costs, of which $17,366 was expensed at December 31, 2018, and $0 during 2017.

On May 31, 2018, we entered into a seventh amendment, or the Seventh Amendment, of the SaaS Capital Loan to permit the issuance of the 2018 Promissory Notes, as further described below, to amend our adjusted EBITDA, revenue renewal and total debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the facility by $120,000 to $495,000, and to fix prepayment penalties until October 31, 2018.

On June 13, 2018, we entered into an eighth amendment, or the Eighth Amendment, of the SaaS Capital Loan to issue additional 2018 Promissory Notes.

On August 31, 2018, we entered into a ninth amendment, or the Ninth Amendment, of the SaaS Capital Loan to permit the issuance of the August 2018 Promissory Notes, as further described below, to amend our minimum adjusted EBITDA, revenue renewal, total debt to monthly recurring revenue and secured debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the facility to $555,000 and to provide for twice monthly reporting of our projected cash flows.

During 2018, we borrowed $350,000 from the SaaS Capital Loan, and made principal payments of $3,244,249.

We owed $4,810,135 under the SaaS Capital Loan at December 31, 2018.

2017 Promissory Notes

On August 14, 2017, we borrowed an aggregate of $1,000,000 from seven lenders, or the 2017 Lenders, and issued promissory notes, or the 2017 Promissory Notes, for the repayment of the amounts borrowed. The 2017 Lenders are all accredited investors, certain of the 2017 Lenders are our shareholders, one of the 2017 Lenders is an affiliate of our director, Greg Akselrud, and two of the 2017 Lenders are each affiliated with a partner of Mr. Akselrud’s in the law firm of Stubbs Alderton and Markiles, LLP. The 2017 Promissory Notes are unsecured, have a maturity date of August 14, 2019 and all principal is due upon maturity. Amounts borrowed accrued interest at 12% per annum and accrued interest was payable monthly. We also issued to the 2017 Lenders three-year warrants to purchase an aggregate of 1,000,000 shares of our Common Stock at an exercise price of $0.35 per share. The fair value of the warrant amounted to $104,676 and was capitalized as deferred financing costs, of which $82,868 and $21,808 was expensed at December 31, 2018 and 2017, respectively.

On January 26, 2018, we paid approximately $1,074,000 to repay the 2017 Promissory Notes which included approximately $65,000 in additional interest expenses due to the repayment date which was prior to the maturity date. We owed $0 and $1,000,000 under the 2017 Promissory Notes at December 31, 2018 and 2017, respectively.

 Beedie Credit Agreement

On January 25, 2018, we entered into a non-revolving term credit agreement, or the Beedie Credit Agreement, with Beedie Investments Limited, or Beedie, to borrow up to a maximum of $7,000,000. Outstanding principal will accrue interest at the rate of 12% per annum increasing to 14% per annum if our gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal is payable monthly in arrears. We paid Beedie a commitment fee of $175,000 and will pay to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount. Advances may be requested until July 25, 2020 and outstanding principal must be paid in full on January 25, 2021. Prepayment, which if at our option must be made in full and is otherwise required following certain asset dispositions, will be subject to a fee of 24 months accrued interest less all interest previously paid by us on the outstanding principal amount if paid prior to January 25, 2020. The initial minimum advance amount of $4,500,000 was advanced on January 26, 2018. Approximately $581,000 of the initial advance was used to repay Agility Capital to terminate the Agility Loan and to release Agility Capital’s security interest in our assets. Approximately $1,074,000 of the initial advance was used to repay the 2017 Promissory Notes. The $175,000 commitment fee was capitalized as deferred financing costs, of which $53,472 was expensed at December 31, 2018, and $0 during 2017.

The Beedie Credit Agreement contains customary covenants including, but not limited to, covenants to achieve specified adjusted EBITDA levels, to maintain minimum revenue renewal and liquidity levels, to maintain minimum gross margins, to maintain specified debt to monthly recurring revenue ratios, that limit capital expenditures and restrict our ability to pay dividends, purchase and sell assets outside the ordinary course, and that limit our ability to incur additional indebtedness. As of December 31, 2018, we were in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the Beedie Credit Agreement, in addition to other customary events of default. Default interest will be charged at 18% per annum. We granted Beedie a security interest, subordinated to the security interest of SaaS Capital, in all of our assets through a pledge and security agreement, patent security agreement and trademark security agreement, each between us and Beedie. As additional security, our Subsidiary issued an unlimited guarantee to Beedie. Beedie is entitled to board of director observation rights during the term of the Beedie Credit Agreement.

In connection with the Beedie Credit Agreement, we issued to Beedie a warrant, or the Beedie Warrant, to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 26, 2019. Up to 2,500,000 additional shares of common stock under the Beedie Warrant will be exercisable on a pro rata basis to additional amounts borrowed if and when advanced under the Beedie Credit Agreement. We adopted ASU 2017-11 which revises ASC 815-10-15-74 to allow instruments with a down round feature to qualify for equity classification. Under the new guidance, the issuer would recognize the value of the feature only when it is activated and there is an actual reduction of the strike price or conversion feature.  The value of the adjustment is then to be recorded as deemed dividend and a reduction of income available to common stockholders. The fair value of the warrant amounted to $1,099,861 and was capitalized as deferred financing costs, of which $336,069 was expensed at December 31, 2018, and $0 during 2017.

On May 31, 2018, we entered into a first amendment, or the First Beedie Amendment, of the Beedie Credit Agreement to permit the issuance of the 2018 Promissory Notes to amend our adjusted EBITDA, revenue renewal and total debt to monthly recurring revenue covenants, and to add a secured debt to monthly recurring revenue covenant. In addition, we issued to Beedie a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $120,330 and was capitalized as deferred financing costs, of which $23,398 was expensed at December 31, 2018, and $0 during 2017.

On June 13, 2018, we entered into a second amendment, or the Second Beedie Amendment, of the Beedie Credit Agreement to issue additional 2018 Promissory Notes. In addition, we issued to Beedie a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $24,053 and was capitalized as deferred financing costs, of which $4,677 was expensed at December 31, 2018, and $0 during 2017.

On August 31, 2018, we entered into a third amendment, or the Third Beedie Amendment, of the Beedie Credit Agreement to borrow the second tranche of the term loan facility in the amount of $1,500,000, to permit the issuance of the August 2018 Promissory Notes, to amend the commitment fee, to amend our minimum adjusted EBITDA, revenue renewal, total debt to monthly recurring revenue and secured debt to monthly recurring revenue covenants and to provide for twice monthly reporting of our projected cash flows. In connection with the Third Beedie Amendment, we issued to Beedie a warrant to purchase up to 1,500,000 shares of our common stock and a warrant to purchase up to an additional 835,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. The fair value of these warrants amounted to $412,484 and was capitalized as deferred financing costs, of which $56,894 was expensed at December 31, 2018, and $0 during 2017.

2018 Promissory Notes

On May 31, 2018, and June 15, 2018, we borrowed an aggregate of $1,500,000 and $500,000, respectively, from thirteen lenders, or the 2018 Lenders, and issued promissory notes, or the 2018 Promissory Notes, for the repayment of the amounts borrowed. The 2018 Lenders are all accredited investors, one of the 2018 Lenders is an affiliate of our director, Greg Akselrud, two of the 2018 Lenders are related to our Chairman and Chief Executive Officer, Brian Ross, and two of the 2018 Lenders are our employees. The 2018 Promissory Notes are unsecured, have a maturity date of May 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. We also issued to the 2018 Lenders six-year warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.35 per share. The fair value of the warrants amounted to $737,218 and was capitalized as deferred financing costs, of which $143,348 was expensed at December 31, 2018, and $0 during 2017.

August 2018 Promissory Notes

On August 31, 2018, we borrowed an aggregate of $1,500,000 from ten lenders, or the August 2018 Lenders, and issued promissory notes, or the August 2018 Promissory Notes, for the repayment of the amounts borrowed. The August 2018 Lenders are all accredited investors. The August 2018 Promissory Notes are unsecured, have a maturity date of August 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. We also issued to the August 2018 Lenders six-year warrants to purchase an aggregate of 1,500,000 shares of our common stock exercisable for cash at an exercise price of $0.35 per share. The fair value of the warrants amounted to $276,798 and was capitalized as deferred financing costs, of which $30,755 was expensed at December 31, 2018, and $0 during 2017.

Changes in Cash Flows

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,417,440)	$(2,424,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	604,258	707,081
Impairment of intangible assets	4,724,746	-
Amortization of deferred financing cost	943,377	249,125
Provision for bad debt	(225,408)	(116,511)
Fair value of options and warrants	469,041	862,859
(Gain) loss on sale of fixed assets	997	10,027
Amortization of debt discount fair value	-	18,966
Loss on debt extinguishment	-	106,034
Changes in operating assets and liabilities:
Accounts receivable	836,493	(346,515)
Prepaid expenses	223,583	(150,156)
Accounts payable and accrued expenses	221,234	(612,543)
Deferred revenues	143,713	246,487
Other assets	14,910	(20,548)
Net cash used in operating activities	(3,460,496)	(1,470,182)

Cash flows used in investing activities:
Capitalized software for internal use	(1,353,613)	(1,713,759)
Capital expenditures	(36,017)	(63,429)
Proceeds from sale of assets	750	895
Net cash used in investing activities	(1,388,880)	(1,776,293)

Cash flows provided by financing activities:
Principal repayments of credit facility	(3,244,248)	(2,055,558)
Proceeds from credit facility	5,489,850	2,703,000
Proceeds from promissory notes	3,500,000	1,000,000
Proceeds from sale of common stock	-	125,000
Proceeds from short-term loan	-	175,000
Repayments of short-term loan	-	(250,000)
Repayments of promissory notes	(1,000,000)	-
Net cash provided by financing activities	4,745,602	1,697,442

Effect of exchange rate changes on cash	(35,814)	35,789

Net decrease in cash, cash equivalents and restricted cash	(139,588)	(1,513,244)

Cash, cash equivalents and restricted cash, beginning of year	216,883	1,730,127

Cash, cash equivalents and restricted cash, end of year	$77,295	$216,883

Comparison of Year Ended December 31, 2018 to December 31, 2017

As of December 31, 2018, we had cash of approximately $80,000.

Net cash used in operating activities was approximately $3.5 million for the year ended December 31, 2018 compared to net cash provided by operations of approximately $1.5 million for the same period in 2017. The change in operating cash flow was primarily due to higher operating losses and increased interest expenses in 2018.

Net cash used in investing activities was $1.4 million for the year ended December 31, 2018 compared to $1.8 million for the same period in 2017. The decrease in capitalization of development costs for internal-use software of approximately $350,000 accounted for the majority of the decrease.

Net cash provided by financing activities was $4.7 million for the year ended December 31, 2018 compared to $1.7 million for the same period in 2017. The increase in cash provided by financing activities is primarily due to $5.0 million in higher proceeds from our credit facility and promissory notes, offset with higher credit facility principal repayments of $1.2 million and prepayment of promissory notes of $1.0 million.

Exercise of warrants and options

We had no proceeds generated from the exercise of options or warrants during 2018 or 2017.

Other outstanding obligations at December 31, 2018

Warrants

As of December 31, 2018, 25,045,517 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of December 31, 2018, 7,232,500 shares of our Common Stock are issuable pursuant to the exercise of options.

Stock awards

As of December 31, 2018, 120,000 shares of our Common Stock are subject to the vesting of stock awards.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

Share-Based Payment

We account for stock-based compensation in accordance with ASC, Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is the vesting period. See Note 6 in the footnotes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding our stock-based compensation assumptions and expenses.

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

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers for all open contracts and related amendments using the modified retrospective method.  The adoption had no impact to the reported results. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

We recognize revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as we satisfy a performance obligation.

We account for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Payment terms vary by client and the services offered.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were effective as of December 31, 2018 (the end of the period covered by this report).

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management has not identified any material weaknesses in our internal control over financial reporting as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of April 16, 2019:

Name	Age	Position
Brian Ross	44	Chairman of the Board, President, Chief Executive Officer, Treasurer
Santi Pierini	55	Chief Operating Officer, President of our CAKE division
Damon Stein	43	General Counsel and Secretary
Paul Dumais	55	Senior Vice President Product Development
Mario Marsillo Jr.	50	Director
Gregory Akselrud	43	Director

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

We believe that Mr. Ross is qualified to serve as a director for the following reasons: Mr. Ross, who is one of our founders, is an Internet industry veteran with over two decades of experience.  He has been our Chief Executive Officer for more than ten years and he has a proven track record with the aforementioned companies, which were all operating in online marketing solutions and e-commerce. Additionally, Mr. Ross has played an important role in the development and growth of various Internet companies, taking them from start-up companies through the various stages of their growth cycle.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such executive officers, directors and ten percent stockholders are also required by the SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that they were not required to file a Form 5, we believe that, during the fiscal year ended December 31, 2018, with the exception of a Form 3 that should have been filed on August 31, 2018 by Beedie and its affiliates, as a ten percent stockholder, our executive officers, directors and ten percent stockholders complied with all Section 16(a) filing requirements applicable to such persons.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total ($)
Brian Ross,	2018	312,159 (3)	-	-	-	-	-	22,942	335,101
Chief Executive Officer	2017	309,515	35,000	-	-	-	-	16,842	361,357
Damon Stein,	2018	312,159 (3)	-	-	-	-	-	22,942	335,101
General Counsel and Secretary	2017	309,515	20,000	-	-	-	-	16,842	346,357
Paul Dumais,	2018	254,616	-	-	131,161 (4)	-	-	11,119	396,896
Sr. VP Product Development	2017	247,200	-	-	92,761 (5)	-	-	11,564	351,525

(1)

The grant date fair dollar value recognized for the stock option awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 6 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)	Includes health-related insurance paid by us on behalf of the officer.
(3)	Excludes $6,642 in deferred compensation during the year.
(4)	5-year warrant to purchase up to 500,000 shares of our Common Stock at an exercise price of $0.50 granted on May 11, 2018, vesting quarterly over three years.
(5)	5-year warrant to purchase up to 750,000 shares of our Common Stock at an exercise price of $0.50 granted on November 9, 2017, vesting quarterly over three years.

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2018 by our Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Brian Ross	3,100,000		-		$0.31	5/24/2022
Damon Stein	3,100,000		-		$0.31	5/24/2022
	275,000		-		$0.55	12/04/2019
Paul Dumais	499,950	(1)	250,050	(1)	$0.50	11/09/2022
	81,650	(2)	418,350	(2)	$0.50	5/11/2023

(1)	Consists of warrants to purchase 750,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on October 1, 2016.
(2)	Consists of warrants to purchase 500,000 shares of our Common Stock vesting on a quarterly basis over a period of 36 months commencing on April 1, 2018.

Director Compensation

The following table presents the compensation paid as of December 31, 2018 to our non-employee Directors.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	Option awards ($)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mario Marsillo, Jr.	60,000	60,000					120,000
Gregory Akselrud	60,000	60,000					120,000

(1)

The grant date fair dollar value recognized for the stock awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 6 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

Our non-employee directors, Mario Marsillo Jr. and Gregory Akselrud, receive an annual compensation of $120,000 a year in consideration of their service to us as directors. Half of such compensation is in the form of restricted stock, consisting of 120,000 shares of our Common Stock at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2018.

The Chairman of our Board of Directors, Mr. Brian Ross, does not receive any additional compensation for his services as a director.  Mr. Ross is a current executive officer. Mr. Ross' compensation is fully reflected in the Summary Compensation Table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of April 16, 2019 we had 66,179,709 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 16, 2019 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our directors;

●	each of our executive officers named in the compensation tables in Item 11; and

●	all of our executive officers and directors as a group.

	COMMON STOCK

	# OF	% OF
NAME	SHARES	CLASS
Brian Ross (1)	10,860,000	15.6%
Damon Stein (2)	5,579,711	8.0%
Paul Dumais (3)	791,625	1.2%
Mario Marsillo Jr. (4)	1,379,724	2.1%
Gregory Akselrud (5)	285,553	0.4%
All current officers and directors as a group (6 persons) (6)	20,790,268	27.5%

(1)

Includes 3,100,000 options held by Mr. Ross and 150,000 warrants vested held by Mr. Ross’ spouse and that will vest within the next 60 days. Mr. Ross disclaims beneficial ownership of the 150,000 warrants vested except to the extent of his pecuniary interest therein.

(2)	Includes 3,375,000 options vested and that will vest within the next 60 days.
(3)	Includes 791,625 warrants vested and that will vest within the next 60 days.
(4)	Includes 60,000 options vested and that will vest within the next 60 days.
(5)	Includes 60,000 options and 75,000 warrants vested and that will vest within the next 60 days.
(6)	Includes 6,595,000 options and 2,891,625 warrants vested and that will vest within the next 60 days.

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of RBSM LLP, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2018	2017

Audit Fees (1)	$90,500	$90,500
Audit Related Fees (2)	25,000	-
Tax Fees (3)	12,500	12,500
All Other Fees (4)	-	-

Total Fees	$128,000	$103,000

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

b.	Exhibits

EXHIBIT NO.	DESCRIPTION

3.1**	Composite Copy of Certificate of Incorporation, as amended as of October 10, 2014 and February 4, 2019.

3.2	Certificate of Designation of 10% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.3	Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007).

3.4	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.5	Certificate of Amendment to the Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

4.2*	Form of Warrant to Purchase Stock issued September 18, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

4.3*	Form of Warrant to Purchase Stock issued December 12, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

4.4*	Form of Warrant to Purchase Stock issued December 12, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 19, 2015).

4.5	Form of Warrant to Purchase Stock issued March 27, 2015 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

4.6	Form of Warrant to Purchase Stock issued May 5, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 5, 2016).

4.7*	Form of Warrant to Purchase Stock issued on June 9, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016).

4.8	Form of Warrant to Purchase Stock issued on June 30, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016).

4.9	Form of Warrant to Purchase Stock issued November 29, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

4.10	Form of Warrant to Purchase Stock issued November 29, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

4.11	Form of Warrant to Purchase Stock issued on August 14, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 16, 2017).

4.12*	Form of Warrant to Purchase Stock issued on November 9, 2017 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

4.13*	Form of Warrant to Purchase Stock issued on November 9, 2017 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

4.14	Form of Warrant to Purchase Stock issued on January 25, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2018).

4.15	Form of Warrant to Purchase Stock issued on January 25, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2018).

4.16	Form of Warrant to Purchase Stock issued on May 31, 2018 and June 15, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2018).

4.17	Form of Warrant to Purchase Stock issued on May 31, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2018).

4.18	Form of Warrant to Purchase Stock issued on August 31, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 5, 2018).

4.19	Form of Warrant to Purchase Stock issued on August 31, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 5, 2018).

10.1*	Employment Agreement, dated November 9, 2012, between Accelerize New Media, Inc. and Brian Ross (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012).

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

10.35

Sixth Amendment to Loan and Security Agreement, dated January 25, 2018, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2018).

10.36

Seventh Amendment to Loan and Security Agreement, dated January 25, 2018, between Accelerize Inc. and SaaS Capital Funding II, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2018).

10.37

Eighth Amendment to Loan and Security Agreement between Accelerize Inc. and SaaS Capital Funding II, LLC, dated as of June 13, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 18, 2018).

10.38

Ninth Amendment to Loan and Security Agreement between Accelerize Inc. and SaaS Capital Funding II, LLC, dated as of August 31, 2018 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.39**	Tenth Amendment to Loan and Security Agreement between Accelerize Inc. and SaaS Capital Funding II, LLC, dated as of January 23, 2019.

10.40**	Payment Deferral Agreement between Accelerize Inc. and Saas Captial Funding II, LLC, dated as of March 1, 2019.

10.41*	Form of Restricted Stock Agreement entered into on July 1, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016).

10.42*	Form of Restricted Stock Agreement entered into on July 1, 2017 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

10.43*	Form of Restricted Stock Agreement entered into on July 1, 2018 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.44

Confidential Settlement Agreement and Release, dated November 29, 2016, between Accelerize Inc. and Jeff McCollum (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

10.45	Form of Promissory Note issued on August 14, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2017).

10.46	Credit Agreement, dated January 25, 2018, between Accelerize Inc. and Beedie Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2018).

10.47

Pledge and Security Agreement, dated January 25, 2018, between Accelerize Inc. and Beedie Investments Limited (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2018).

10.48	Guarantee Made by Cake Marketing UK Ltd. in favor of Beedie Investments Limited, dated January 25, 2018 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 27, 2018).

10.49

Form of Promissory Note issued on May 31, 2018 and June 15, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2018).

10.50	Form of Promissory Note issued on August 31, 2018 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.51	First Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of May 31, 2018 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 6, 2018).

10.52

Second Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of June 13, 2018 (incorporated by reference to the Company’s Annual Report on Form 8-K filed on June 18, 2018).

10.53

Third Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of August 31, 2018 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.54**	Fourth Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of January 23, 2019.

10.55**	Fifth Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of March 1, 2019.

23.1**	Consent of RBSM LLP.

31.1**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

101.1**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

Date: April 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Brian Ross	Chairman of the Board, President and Chief Executive Officer	April 16, 2019
Brian Ross	(Principal executive officer, principal financial officer and principal accounting officer)

By: /s/ Mario Marsillo Jr.	Director	April 16, 2019
Mario Marsillo Jr.

By: /s/ Gregory Akselrud	Director	April 16, 2019
Gregory Akselrud

ACCELERIZE INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 and 2017

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:
Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-3
Consolidated Statements of Operations for the years ended December 31, 2018 and 2017	F-4
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018 and 2017	F-5
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2018 and 2017	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017	F-7
Notes to Consolidated Financial Statements	F-8 – F-21

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Accelerize Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Accelerize Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and will require additional capital to continue as a going concern.  This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2012.

New York, NY

April 16, 2019

ACCELERIZE INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current Assets:
Cash	$27,295	$166,883
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for bad debt of $245,736 and $471,144, respectively	2,081,551	2,692,636
Prepaid expenses and other assets	254,760	548,343
Total current assets	2,413,606	3,457,862

Property and equipment, net of accumulated depreciation of $783,275 and $775,152, respectively	52,035	69,405
Intangible assets, net of impairment and accumulated amortization of $4,724,746 and $2,512,203, respectively	-	3,925,523
Other assets	108,211	123,124
Total assets	$2,573,852	$7,575,914

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$3,018,394	$2,479,083
Deferred revenues	443,650	299,937
Credit facility, short term	3,399,240	3,055,812
Other short-term loan, net of unamortized deferred financing cost of $0 and $0, respectively	-	1,224,194
Total current liabilities	6,861,284	7,059,026
Credit facility, net of unamortized deferred financing cost of $1,522,740 and $245,584, respectively	5,888,155	4,402,988
Other loan, related party net of unamortized deferred financing cost of $163,314 and $0, respectively	386,686	-
Other long-term loan, net of unamortized deferred financing cost of $676,598 and $82,868, respectively	2,273,402	267,938
Other liabilities	637,500	1,062,500
Total liabilities	16,047,027	12,792,452

Stockholders' Deficit:
Series A Preferred stock; $0.001 par value; 54,000 shares authorized; None issued and outstanding.	-	-
Series B Preferred stock; $0.001 par value; 1,946,000 shares authorized; None issued and outstanding.	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 66,179,709 and 65,939,709 shares issued and outstanding, respectively	66,179	65,938
Additional paid-in capital	29,498,125	26,301,748
Accumulated deficit	(42,960,124)	(31,542,684)
Accumulated other comprehensive loss	(77,355)	(41,540)

Total stockholders’ deficit	(13,473,175)	(5,216,538)

Total liabilities and stockholders’ deficit	$2,573,852	$7,575,914

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Revenues:	$21,729,605	$24,104,624
Cost of revenue	9,075,828	9,066,896
Gross profit	12,653,777	15,037,728

Operating expenses:
Research and development	4,165,586	4,414,112
Sales and marketing	4,301,712	4,378,588
General and administrative	8,298,748	7,349,754
Impairment loss	4,724,746	-
Total operating expenses	21,490,792	16,142,454

Operating loss	(8,837,015)	(1,104,726)

Other income (expense):
Other income	621	748
Interest expense	(2,581,046)	(1,214,476)
Loss on extinguishment of debt	-	(106,034)
Total other (expenses)	(2,580,425)	(1,319,762)

Net loss	$(11,417,440)	$(2,424,488)

Net loss per share:
Basic	$(0.17)	$(0.04)
Diluted	$(0.17)	$(0.04)

Basic weighted average common shares outstanding	66,060,038	65,413,094
Diluted weighted average common shares outstanding	66,060,038	65,413,094

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2018	2017

Net loss:	$(11,417,440)	$(2,424,488)

Foreign currency translation (loss) gain	(35,815)	35,789
Total other comprehensive (loss) gain	(35,815)	35,789

Comprehensive loss	$(11,453,255)	$(2,388,699)

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

From January 1, 2017 to December 31, 2018

	Common Stock		Additional		Accumulated Other	Total Stockholders'
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Deficit

Balance, January 1, 2017	63,415,254	$63,414	$25,211,737	$(29,118,196)	$(77,329)	$(3,920,374)
Cashless exercise of options and warrants	1,867,788	1,868	(1,868)	-	-	-
Fair value of options and restricted stock awards	-	-	295,999	-	-	295,999
Fair value of warrants	-	-	566,860	-	-	566,860
Fair value of warrants issued in connection with promissory notes	-	-	104,676	-	-	104,676
Stock issuance in conjunction with vested stock awards	240,000	240	(240)	-	-	-
Sale of common stock in cash	416,667	417	124,583	-	-	125,000
Net loss	-	-	-	(2,424,488)	-	(2,424,488)
Foreign currency translation	-	-	-	-	35,789	35,789
Ending balance, December 31, 2017	65,939,709	65,939	26,301,747	(31,542,684)	(41,540)	(5,216,538)
Fair value of options and restricted stock awards	-	-	150,600	-	-	150,600
Fair value of warrants	-	-	318,441	-	-	318,441
Fair value of warrants issued in connection with promissory notes	-	-	2,727,577	-	-	2,727,577
Stock issuance in conjunction with vested stock awards	240,000	240	(240)	-	-	-
Net loss	-	-	-	(11,417,440)	-	(11,417,440)
Foreign currency translation	-	-	-	-	(35,815)	(35,815)
Ending balance, December 31, 2018	66,179,709	$66,179	$29,498,125	$(42,960,124)	$(77,355)	$(13,473,175)

See Notes to Consolidated Financial Statements

ACCELERIZE INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,417,440)	$(2,424,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	604,258	707,081
Impairment of intangible assets	4,724,746	-
Amortization of deferred financing cost	943,377	249,125
Provision for bad debt	(225,408)	(116,511)
Fair value of options and warrants	469,041	862,859
(Gain) loss on sale of fixed assets	997	10,027
Amortization of debt discount fair value	-	18,966
Loss on debt extinguishment	-	106,034
Changes in operating assets and liabilities:
Accounts receivable	836,493	(346,515)
Prepaid expenses	223,583	(150,156)
Accounts payable and accrued expenses	221,234	(612,543)
Deferred revenues	143,713	246,487
Other assets	14,910	(20,548)
Net cash used in operating activities	(3,460,496)	(1,470,182)

Cash flows used in investing activities:
Capitalized software for internal use	(1,353,613)	(1,713,759)
Capital expenditures	(36,017)	(63,429)
Proceeds from sale of assets	750	895
Net cash used in investing activities	(1,388,880)	(1,776,293)

Cash flows provided by financing activities:
Principal repayments of credit facility	(3,244,248)	(2,055,558)
Proceeds from credit facility	5,489,850	2,703,000
Proceeds from promissory notes	3,500,000	1,000,000
Proceeds from sale of common stock	-	125,000
Proceeds from short-term loan	-	175,000
Repayments of short-term loan	-	(250,000)
Repayments of promissory notes	(1,000,000)	-
Net cash provided by financing activities	4,745,602	1,697,442

Effect of exchange rate changes on cash	(35,814)	35,789

Net decrease in cash, cash equivalents and restricted cash	(139,588)	(1,513,244)

Cash, cash equivalents and restricted cash, beginning of year	216,883	1,730,127

Cash, cash equivalents and restricted cash, end of year	$77,295	$216,883

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,578,878	$851,544
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with promissory notes and credit facility	$2,727,577	$104,676
Repayment of Agility Loan, included in accounts payable	$-	$25,000
Stock issuance in conjunction with vested stock awards and cashless exercise of options	$-	$1,868
Accrued payables and short-term loan directly paid off by credit facility	$680,149	$-
Prepaid expenses reclassed to deferred financing cost	$70,000	$-
Deferred financing cost incurred in connection with promissory notes	$75,000	$-

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$166,883	$1,680,127
Restricted cash at beginning of period	$50,000	$50,000
Cash and cash equivalents and restricted cash at beginning of period	$216,883	$1,730,127
Cash and cash equivalents at end of period	$27,295	$166,883
Restricted cash at end of period	$50,000	$50,000
Cash and cash equivalents and restricted cash at end of period	$77,295	$216,883

See Notes to Consolidated Financial Statements.

ACCELERIZE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $4,447,678 and an accumulated deficit of $42,960,124 as of December 31, 2018.  The Company also had a net loss of $11,417,440 and cash used in operating activities of $3,460,496.

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

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank. The bank requires a collateral which is placed in a money market account and can be increased or decreased at any time at the discretion of the Company. The Company’s restricted cash amounted to $50,000 at December 31, 2018 and 2017.

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

	December 31, 2018	December 31, 2017

Allowance for doubtful accounts	$245,736	$471,144

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash, cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During 2017 and 2018, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of financial institutions in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. None of the Company’s customers accounted for more than 10% of its accounts receivable at December 31, 2018 and 2017. The Company does not require any collateral from its customers.

Revenue Recognition

On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers for all open contracts and related amendments using the modified retrospective method.  The adoption had no impact to the reported results. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

The Company accounts for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Payment terms vary by client and the services offered.

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

Advertising

The Company expenses advertising costs as incurred.

	2018	2017

Advertising expense	$742,200	$604,300

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

Software Development Costs

Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Costs associated with the application development stage of new software products and significant upgrades and enhancements thereto are capitalized when 1) management implicitly or explicitly authorizes and commits to funding a software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. The Company capitalized internal-use software development costs of approximately $1,350,000 during 2018. The Company amortizes such costs once the new software products and significant upgrades and enhancements are completed. The Company’s amortization expenses associated with capitalized software development costs amounted to approximately $554,000 during 2018 and is reflected in cost of revenues. The unamortized internal-use software development costs amounted to approximately $4,725,000 at December 31, 2018 of which the entire amount was impaired at December 31, 2018.

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

Segment Reporting

The Company generated revenues from one source, its SaaS business, during 2018 and 2017. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company is currently evaluating the impact that the new standard will have to the Company’s consolidated financial statements.

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

	2018	2017
Numerator:
Net loss	$(11,417,440)	$(2,424,488)

Denominator:
Denominator for basic earnings per share--weighted average shares	66,060,038	65,413,094
Effect of dilutive securities- when applicable:
Stock options	-	-
Warrants	-	-
Denominator for diluted earnings per share--adjusted weighted-average shares and assumed conversions	66,060,038	65,413,094

Loss per share:
Basic	$(0.17)	$(0.04)
Diluted	$(0.17)	$(0.04)

Weighted-average anti-dilutive common share equivalents	27,626,932	17,273,444

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	December 31, 2018	December 31, 2017
Computer equipment and software	$422,441	$431,497
Office furniture and equipment	123,932	120,420
Leasehold improvements	288,937	292,640
	835,310	844,557
Accumulated depreciation	(783,275)	(775,152)
Total	$52,035	$69,405

Intangible assets	-	6,437,726
Accumulated amortization	-	(2,512,203)

Total	$-	$3,925,523

	2018	2017
Depreciation expense	$49,868	$130,037
Amortization expense of internal software	$554,389	$572,246

During the year ended December 31, 2018, the Company impaired the carrying value of its intangible assets.

During the year ended December 31, 2017, the Company disposed of and sold approximately $7,500 in computer equipment with a net book value of approximately $1,700 for proceeds of approximately $800.

NOTE 3: PREPAID EXPENSES AND OTHER ASSETS

At December 31, 2018 and 2017, the Company’s prepaid expenses consisted primarily of prepaid insurance and tradeshow costs.

NOTE 4: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	December 31, 2018	December 31, 2017

Deferred revenues	$443,650	$299,937

NOTE 5: LINE OF CREDIT AND LOANS

Agility Loan

	December 31, 2018	December 31, 2017
Agility Loan	625,000	625,000
Amendment, added to balance	400,000	400,000
Principal Payment of Agility Loan	(1,025,000)	(425,000)
Less: Deferred financing cost	-	-
Balance	$-	$600,000

On March 11, 2016, the Company entered into the Agility Loan with Agility Capital, which provides for total availability of $625,000 and was to originally mature, prior to amendment, on March 31, 2017. The Agility Loan has a fixed interest rate of 12% per year and requires $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also requires fees of approximately $130,000 over the life of the loan and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contains covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2017, and at repayment of the Agility Loan, the Company was in compliance with these covenants.

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, the Company issued to Agility Capital a warrant to purchase up to 69,444 shares of the Company’s Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, of which $0 and $3,970 was expensed at December 31, 2018 and 2017, respectively.

On November 29, 2016, the Company entered into the Agility Loan Amendment, which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of the Company entering into of the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, the Company issued to Agility Capital a warrant to purchase up to 187,500 shares of the Company’s Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, of which $0 and $39,163 was expensed at December 31, 2018 and 2017, respectively.

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

On January 26, 2018, the Company repaid the Agility Loan by paying Agility Capital approximately $581,000 which terminated the loan agreement between the Company and Agility Capital and released Agility Capital’s security interest in the Company’s assets. The Company owed $0 and $600,000 under the Agility Loan at December 31, 2018 and 2017, respectively.

Credit Facility - SaaS Capital Loan

	December 31, 2018	December 31, 2017
SaaS Capital Loan	10,253,000	9,903,000
Principal Payment of SaaS Capital Loan	(5,442,865)	(2,198,616)
Less: Deferred financing cost	(100,867)	(245,584)
Less: SaaS Capital Loan, short term	(3,399,240)	(3,055,812)
Balance	$1,310,028	$4,402,988

On May 5, 2016, the Company entered into the SaaS Capital Loan, with SaaS Capital, to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount of $5,000,000, on May 5, 2016, was used to repay the outstanding Line of Credit balance of $4,572,223. A facility fee of $80,000 was paid by the Company in connection with the initial advance and an additional $80,000 was paid in May 2017. Additionally, the Company incurred initial financing costs of $160,000 which was capitalized as deferred financing costs, of which $53,333 was expensed at December 31, 2018 and 2017.

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of December 31, 2018, the Company was in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. The Company granted SaaS Capital a security interest in all of the Company's personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between the Company and SaaS Capital.

On May 5, 2016, in connection with the SaaS Capital Loan, the Company issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital, a warrant to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The Warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date the Company’s equity securities are first listed for trading on NASDAQ. The Company paid approximately $169,000 in financing costs through December 31, 2016. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, of which $127,709 was expensed at December 31, 2018 and 2017.

On November 29, 2016, the Company entered into the First Amendment to receive consent from SaaS Capital to enter into the Settlement Agreement. The amendment required a loan modification fee of $120,000, payable at $10,000 a month for one year, expensed in the statement of operations. In connection with this amendment, the Company agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of our Common Stock at an exercise price of $0.36 per share. This warrant expires on November 29, 2026. The fair value of the warrant amounted to $60,185 and was fully expensed at December 31, 2016.

On May 10, 2017, the Company entered into the Second Amendment which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($150,000) until August 31, 2017 to give the Company added flexibility in completing our hosting migration to a new platform and to allow for potentially augmented marketing and sales efforts.

On June 16, 2017, the Company entered into the Third Amendment to provide that any advance made within 6 months of the final advance date will be for a 36-month period with interest only payments due from the date of advance until the final advance date.

On August 14, 2017, the Company entered into the Fourth Amendment to permit the issuance of promissory notes to lenders, further described below.

On November 8, 2017, the Company entered into the Fifth Amendment which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($170,000) until October 31, 2017, to ($150,000) from November 1, 2017 to December 31, 2017, to ($100,000) from January 1, 2018 to May 31, 2018, to ($50,000) from June 1, 2018 to August 31, 2018, and to $0 thereafter. The Fifth Amendment added a new minimum liquidity covenant for a cash balance of $600,000 effective January 31, 2018. The Fifth Amendment also memorialized SaaS Capital’s waiver of the Minimum Adjusted EBITDA covenant for September 2017. In connection with the Fifth Amendment, the Company agreed to pay to SaaS Capital a fee of $375,000 upon the payment in full of all outstanding advances.

On January 25, 2018, the Company entered into the Sixth Amendment to permit the Company to enter into the Beedie Credit Agreement and to permit the repayment of Agility Capital and of the 2017 Promissory Notes. The Sixth Amendment also amended the Company’s adjusted EBITDA covenant and added covenants requiring a minimum gross margin and specified debt to monthly recurring revenue ratios. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. In connection with the Sixth Amendment, the Company agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of its Common Stock at an exercise price of $0.35 per share, subject to certain adjustments for dividends, splits or reclassifications. The fair value of the warrant amounted to $56,834 and was capitalized as deferred financing costs, of which $17,366 was expensed at December 31, 2018, and $0 during 2017.

On May 31, 2018, the Company entered into the Seventh Amendment to permit the issuance of the 2018 Promissory Notes to amend the Company’s adjusted EBITDA, revenue renewal and total debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the facility by $120,000 to $495,000, and to fix prepayment penalties until October 31, 2018.

On June 13, 2018, the Company entered into the Eighth Amendment to issue additional 2018 Promissory Notes.

On August 31, 2018, the Company entered into the Ninth Amendment to permit the issuance of the August 2018 Promissory Notes to amend the Company’s minimum adjusted EBITDA, revenue renewal, total debt to monthly recurring revenue and secured debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the facility to $555,000 and to provide for twice monthly reporting of the Company’s projected cash flows.

During 2018, the Company borrowed $350,000 from the SaaS Capital Loan, and made principal payments of $3,244,249.

The Company owed $4,810,135 under the SaaS Capital Loan at December 31, 2018.

2017 Promissory Notes

	December 31, 2018	December 31, 2017
2017 Promissory Notes, Total	$1,000,000	1,000,000
Principal Payment of 2017 Promissory Notes	(1,000,000)	-
2017 Promissory Notes, Outstanding balance	-	1,000,000
Less: Deferred financing cost	-	(82,868)
Less: 2017 Promissory Notes, short term	-	(649,194)
Balance	$-	$267,938

On August 14, 2017, the Company borrowed an aggregate of $1,000,000 from the 2017 Lenders, and issued the 2017 Promissory Notes, for the repayment of the amounts borrowed. The 2017 Lenders are all accredited investors, certain of the 2017 Lenders are shareholders of the Company, one of the 2017 Lenders is an affiliate of the Company’s director, Greg Akselrud, and two of the 2017 Lenders are each affiliated with a partner of Mr. Akselrud’s in the law firm of Stubbs Alderton and Markiles, LLP. The 2017 Promissory Notes are unsecured, have a maturity date of August 14, 2019 and all principal is due upon maturity. Amounts borrowed accrued interest at 12% per annum and accrued interest was payable monthly. The Company also issued to the 2017 Lenders three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share. The fair value of the warrant amounted to $104,676 and was capitalized as deferred financing costs, of which $82,868 and $21,808 was expensed at December 31, 2018 and 2017, respectively.

On January 26, 2018, the Company paid approximately $1,074,000 to repay the 2017 Promissory Notes which included approximately $65,000 in additional interest expenses due to the repayment date which was prior to the maturity date. The Company owed $0 and $1,000,000 under the 2017 Promissory Notes at December 31, 2018 and 2017, respectively.

Beedie Credit Agreement

	December 31, 2018	December 31, 2017
Beedie Credit Agreement advances	6,000,000	-
Principal Payment of Beedie Credit Agreement	-	-
Less: Deferred financing cost	(1,421,873)	-
Balance	$4,578,127	$-

On January 25, 2018, the Company entered into the Beedie Credit Agreement with Beedie, to borrow up to a maximum of $7,000,000. Outstanding principal will accrue interest at the rate of 12% per annum increasing to 14% per annum if the Company’s gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal is payable monthly in arrears. The Company paid Beedie a commitment fee of $175,000 and will pay to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount. Advances may be requested until July 25, 2020 and outstanding principal must be paid in full on January 25, 2021. Prepayment, which if at the Company’s option must be made in full and is otherwise required following certain asset dispositions, will be subject to a fee of 24 months accrued interest less all interest previously paid by the Company on the outstanding principal amount if paid prior to January 25, 2020. The initial minimum advance amount of $4,500,000 was advanced on January 26, 2018. Approximately $581,000 of the initial advance was used to repay Agility Capital to terminate the Agility Loan and to release Agility Capital’s security interest in the Company’s assets. Approximately $1,074,000 of the initial advance was used to repay the 2017 Promissory Notes. The $175,000 commitment fee was capitalized as deferred financing costs, of which $53,472 was expensed at December 31, 2018, and $0 during 2017.

The Beedie Credit Agreement contains customary covenants including, but not limited to, covenants to achieve specified adjusted EBITDA levels, to maintain minimum revenue renewal and liquidity levels, to maintain minimum gross margins, to maintain specified debt to monthly recurring revenue ratios, that limit capital expenditures and restrict our ability to pay dividends, purchase and sell assets outside the ordinary course, and that limit the Company’s ability to incur additional indebtedness. As of December 31, 2018, the Company was in compliance with such covenants. The occurrence of a material adverse change will be an event of default under the Beedie Credit Agreement, in addition to other customary events of default. Default interest will be charged at 18% per annum. The Company granted Beedie a security interest, subordinated to the security interest of SaaS Capital, in all of the Company’s assets through a pledge and security agreement, patent security agreement and trademark security agreement, each between the Company and Beedie. As additional security, the Company’s Subsidiary issued an unlimited guarantee to Beedie. Beedie is entitled to board of director observation rights during the term of the Beedie Credit Agreement.

In connection with the Beedie Credit Agreement, the Company issued to Beedie the Beedie Warrant, to purchase up to 4,500,000 shares of the Company’s common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 26, 2019. Up to 2,500,000 additional shares of common stock under the Beedie Warrant will be exercisable on a pro rata basis to additional amounts borrowed if and when advanced under the Beedie Credit Agreement. The Company adopted ASU 2017-11 which revises ASC 815-10-15-74 to allow instruments with a down round feature to qualify for equity classification. Under the new guidance, the issuer would recognize the value of the feature only when it is activated and there is an actual reduction of the strike price or conversion feature.  The value of the adjustment is then to be recorded as deemed dividend and a reduction of income available to common stockholders. The fair value of the warrant amounted to $1,099,861 and was capitalized as deferred financing costs, of which $336,069 was expensed at December 31, 2018, and $0 during 2017.

On May 31, 2018, the Company entered into the First Beedie Amendment to permit the issuance of the 2018 Promissory Notes to amend the Company’s adjusted EBITDA, revenue renewal and total debt to monthly recurring revenue covenants, and to add a secured debt to monthly recurring revenue covenant. In addition, the Company issued to Beedie a warrant to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $120,330 and was capitalized as deferred financing costs, of which $23,398 was expensed at December 31, 2018, and $0 during 2017.

On June 13, 2018, the Company entered into the Second Beedie Amendment to issue additional 2018 Promissory Notes. In addition, the Company issued to Beedie a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $24,053 and was capitalized as deferred financing costs, of which $4,677 was expensed at December 31, 2018, and $0 during 2017.

On August 31, 2018, the Company entered into the Third Beedie Amendment to borrow the second tranche of the term loan facility in the amount of $1,500,000, to permit the issuance of the August 2018 Promissory Notes to amend the commitment fee, to amend the Company’s minimum adjusted EBITDA, revenue renewal, total debt to monthly recurring revenue and secured debt to monthly recurring revenue covenants and to provide for twice monthly reporting of our projected cash flows. In connection with the Third Beedie Amendment, the Company issued to Beedie a warrant to purchase up to 1,500,000 shares of the Company’s common stock and a warrant to purchase up to an additional 835,000 shares of the Company’s common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. The fair value of these warrants amounted to $412,484 and was capitalized as deferred financing costs, of which $56,894 was expensed at December 31, 2018, and $0 during 2017.

2018 Promissory Notes

	December 31, 2018	December 31, 2017
2018 Promissory Notes, Total	$2,000,000	$-
Principal Payment of 2018 Promissory Notes	-	-
2018 Promissory Notes, Outstanding Balance	2,000,000	-
Less: Deferred Financing Cost	(593,870)	-
Less: Related Party Portion	(550,000)
Balance	$856,130	$-

On May 31, 2018, and June 15, 2018, the Company borrowed an aggregate of $1,500,000 and $500,000, respectively, from the 2018 Lenders, and issued the 2018 Promissory Notes, for the repayment of the amounts borrowed. The 2018 Lenders are all accredited investors, one of the 2018 Lenders is an affiliate of the Company’s director, Greg Akselrud, two of the 2018 Lenders are related to the Company’s Chairman and Chief Executive Officer, Brian Ross, and two of the 2018 Lenders are the Company’s employees. The 2018 Promissory Notes are unsecured, have a maturity date of May 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. The Company also issued to the 2018 Lenders six-year warrants to purchase an aggregate of 3,000,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share. The fair value of the warrants amounted to $737,218 and was capitalized as deferred financing costs, of which $143,348 was expensed at December 31, 2018, and $0 during 2017.

August 2018 Promissory Notes

	December 31, 2018	December 31, 2017
August 2018 Promissory Notes, Total	$1,500,000	$-
Principal Payment of August 2018 Promissory Notes	-	-
August 2018 Promissory Notes, Outstanding balance	1,500,000	-
Less: Deferred financing cost	(246,042)	-
Balance	$1,253,958	$-

On August 31, 2018, the Company borrowed an aggregate of $1,500,000 from the August 2018 Lenders and issued the August 2018 Promissory Notes for the repayment of the amounts borrowed. The August 2018 Lenders are all accredited investors. The August 2018 Promissory Notes are unsecured, have a maturity date of August 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. The Company also issued to the August 2018 Lenders six-year warrants to purchase an aggregate of 1,500,000 shares of the Company’s common stock exercisable for cash at an exercise price of $0.35 per share. The fair value of the warrants amounted to $276,798 and was capitalized as deferred financing costs, of which $30,755 was expensed at December 31, 2018, and $0 during 2017.

The Company recognized amortization and interest expenses in connection with the credit facility and loans for 2018 and 2017 as follows.

	2018	2017

Amortization expense associated with credit facility and loan	$943,377	$249,125
Interest expense associated with the credit facility and loan	$1,578,878	$851,544
Other finance fees associated with credit facility and loan	$-	$125,000

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

There were no exercises of options in 2018.

During 2017, the Company issued 1,707,692 and 160,096 shares of its Common Stock pursuant to the cashless exercise of 2,400,000 options and 225,000 warrants.

During 2017, the Company sold 416,667 shares of its Common Stock in cash for the total consideration of $125,000.

Restricted Stock

During the year ended December 31, 2018, the Company issued 120,000 restricted shares of its Common Stock, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2018, to each of its non-employee directors as partial annual compensation for services as a director. As of December 31, 2018, these restricted shares were fully issued and the Company recorded expenses of $60,000 during the year ended December 31, 2018 and $60,000 remained as unvested stock award expenses to be amortized over next six months.

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

Warrants

The following is a summary of the Company’s activity related to its warrants between January 1, 2017 and December 31, 2018:

	Warrants	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term
Balance, January 1, 2017	7,991,216	$0.85	4.39
Granted	3,750,000	0.46
Exercised	(225,000)	0.15
Forfeitures	(46,875)	1.60
Outstanding at December 31, 2017	11,469,341	$0.74	3.89
Granted	13,635,000	0.37
Exercised	-	-
Forfeitures	(58,824)	1.53
Outstanding at December 31, 2018	25,045,517	$0.53	4.16

The fair value of the warrants granted during 2018 and 2017 is based on the BSM model using the following assumptions:

	2018			2017
Effective Exercise price	$0.35	-	$0.50	$0.35	-	$0.50
Effective Market price	$0.35	-	$0.50	$0.35	-	$0.50
Volatility	67.73	-	68.48%	67.73	-	68.48%
Risk-free interest	1.48	-	2.33%	1.48	-	2.33%
Terms (years)	5	-	10	5	-	10
Expected dividend rate		0%			0%

During the year ended December 31, 2018, the Company issued 200,000 warrants to one of the lenders, exercisable at a price of $0.35 per share and which expire on January 25, 2028. The fair value of these warrants, which amounted to $56,834, were recognized as deferred financing fees and amortized using the effective interest method over the terms of the associated loan.

During the year ended December 31, 2018, the Company issued 7,435,000 warrants to one of the lenders, exercisable at a price of $0.35 per share and which expire on January 25, 2024. The fair value of these warrants, which amounted to $1,656,728, were recognized as deferred financing fees and amortized using the effective interest method over the terms of the associated loan.

During the year ended December 31, 2018, the Company issued 1,500,000 warrants to employees, exercisable at a price of $0.50 per share of which 500,000 expire on May 11, 2023 and 1,000,000 expire on August 13, 2023. The fair value of these warrants, which amounted to $335,891, will be accounted over the vesting terms.

During the year ended December 31, 2018, the Company issued 4,500,000 warrants to promissory note holders, exercisable at a price of $0.35 per share of which 3,000,000 expire on May 31, 2024 and 1,500,000 expire on August 31, 2024. The fair value of these warrants, which amounted to $1,014,015, were recognized as deferred financing fees and amortized using the effective interest method over the terms of the associated loan.

During the years ended December 31, 2018 and 2017, the Company recorded expenses of $74,243 and $566,860, respectively, related to warrants granted to employees.

During the years ended December 31, 2018 and 2017, 0 and 225,000 warrants were exercised and 58,824 and 46,875 warrants were forfeited, respectively.

As of December 31, 2018, and 2017, there were 25,045,517 and 11,469,341 warrants issued and outstanding, respectively, with a weighted average price of $0.53 and $0.74, respectively.

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

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options. There were no options granted during 2018 or 2017.

	Options	Weighted Average Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, January 1, 2017	13,125,000	$0.39	5.10	$1,760,425
Granted	-
Exercised (1)	(2,400,000)	0.15
Forfeitures	(2,422,500)	0.57
Outstanding at December 31, 2017	8,302,500	$0.40	4.42	$-
Granted	-
Exercised	-
Forfeitures	(1,070,000)	0.39
Outstanding at December 31, 2018	7,232,500	$0.40	3.45	$-
Exercisable at December 31, 2018	$7,219,731	$0.40	3.44	$-

(1)   Consists of cashless exercise of 2,400,000 options and 225,000 warrants in exchange for 1,707,692 and 160,096 shares of Common Stock, respectively

The share-based payment is based on the fair value of the outstanding options amortized over the requisite period of service for option holders, which is generally the vesting period of the options.

	2018	2017
Weighted-average grant date fair value	$-	$-
Fair value of options	$30,600	$175,999

The total compensation cost related to non-vested awards not yet recognized amounted to approximately $10,636 at December 31, 2018 and the Company expects that it will be recognized over the following weighted-average period of 21 months.

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

NOTE 7: INCOME TAXES

The Company did not have material income tax provision (benefit) because of net loss and valuation allowances against deferred income tax provision for the years ended December 31, 2018 and 2017.

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended December 31,
	2018	2017
Statutory federal rate	21.0%	21.0%
State income taxes net of federal income tax benefit	0.0%	0.0%
Permanent differences for tax purposes	-0.1%	-0.3%
Federal rate reduction	0.0%	-120.7%
Change in valuation allowance	-20.9%	100.0%
Effective income tax rate:	0.0%	0.0%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryovers	$6,012,765	$4,377,202
Stock-based compensation	2,025,227	1,886,250
Other temporary differences	2,733,185	1,058,115
Total deferred tax assets	10,771,177	7,321,567
Valuation allowance	(10,771,177)	(7,321,567)
Net deferred tax asset	$-	$-

At December 31, 2018, the Company had available net operating loss carryovers of approximately $19.8 million that may be applied against future taxable income and expires at various dates between 2026 and 2038, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized. The net change in the valuation allowance is primarily due to the net loss in 2018, which increased net operating loss carryforward in 2018 compared to 2017.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax years ended 2015 and later and by California authorities for tax years ended 2013 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2018, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 8: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region during 2018 and 2017 were approximately as follows:

	2018	2017
United States	62%	57%
Europe	16%	20%
Other	22%	23%

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

Future annual minimum payments required under operating lease obligations at December 31, 2018 are as follows:

Future Minimum Lease Payments
2018	$466,000
2019	$650,000

The Company entered into certain employment agreements with two of its executive officers which are still effective as of December 31, 2018. One of the agreements provides that it will generally terminate on December 31, 2019 and the other will generally terminate on June 30, 2021. Under the agreements, the executive officers are entitled to annual base salaries of $309,515. Additionally, the agreements initially provided for an increase in base salary of 3% on January 1, 2014 and every year thereafter. If the Company elects to terminate the agreement(s) without cause, the respective executive officer is entitled to a severance payment of the greater of one-year annual base salary or the remaining payments due based on the agreement.

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

NOTE 10: SUBSEQUENT EVENTS

On January 23, 2019, the Company entered into a fourth amending agreement of the Beedie Credit Agreement (the “Fourth Beedie Amendment”) to, among other things, defer the Company’s January 31, 2019 interest payment to Beedie and add it to the amount due at maturity, amend the Company’s minimum adjusted EBITDA, revenue renewal, and secured debt to monthly recurring revenue covenants and to provide for weekly reporting of the Company’s projected cash flows. The Company will pay to Beedie a fee of $50,000 for the Fourth Beedie Amendment to be paid on or before the maturity date of the Beedie Credit Agreement.

Also on January 23, 2019, the Company entered into a tenth amendment of the SaaS Capital Loan to, among other things, defer the Company’s January 15, 2019 principal payment until the earlier of March 15, 2019 or payment of the SaaS Capital Loan in full, amend the Company’s minimum adjusted EBITDA, revenue renewal, and secured debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the SaaS Capital Loan to $605,000 and to provide for weekly reporting of the Company’s projected cash flows.

On February 4, 2019, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware increasing the Company’s authorized shares of common stock, par value $0.001 per share (the “Common Stock”), from 100,000,000 to 500,000,000 shares of Common Stock (the “Amendment”). The Amendment was approved by the written consent of the majority of the Company’s issued and outstanding shares of Common Stock. The Company’s issued and outstanding shares of Common Stock were not affected by the Amendment.

On March 1, 2019, the Company entered into a fifth amending agreement (the “Fifth Beedie Amendment”) of the Beedie Credit Agreement to, among other things, borrow the third tranche of the term loan facility in the amount of $500,000. The Fifth Beedie Amendment changed the prepayment fee of the Beedie Credit Agreement such that the Company will pay to Beedie a fee of approximately $720,000 upon prepayment of the Beedie Credit Agreement. In connection with the Fifth Beedie Amendment, the Company changed the exercise price of the 7,435,000 warrants to purchase common stock previously issued to Beedie from $0.35 per share to $0.15 per share and issued to Beedie a warrant (the “2019 Beedie Warrant”) to purchase up to 500,000 shares of the Company's common stock at an exercise price of $0.15 per share subject to certain adjustments for dividends, splits or reclassifications. The 2019 Beedie Warrant is exercisable for cash until January 25, 2024. The 2019 Beedie Warrant will be exercisable on a cashless basis at its expiration if notice of expiration is not timely provided by the Company to Beedie. The 2019 Beedie Warrant was issued under the exemption provided by section 4(a)(2) of the Securities Act as not involving a public offering.

Also on March 1, 2019, the Company entered into a payment deferral agreement with respect to the SaaS Capital Loan to, among other things, defer a portion of the Company’s January, February and March 2019 principal payments until the earlier of May 15, 2019 or payment of the SaaS Capital Loan in full.