Form 10-Q
period 2019-03-31
Accelerize Inc.
filed 2019-05-20
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 20, 2019, was 66,179,709.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our pursuit of strategic transactions including acquisitions, dispositions, capital raising and debt restructuring, our expectations for 2019, and that we intend to invest in sales, marketing, product development and innovation, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on April 16, 2019. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	Unaudited
ASSETS

Current Assets:
Cash	$544,346	$27,295
Restricted cash	50,000	50,000
Accounts receivable, net of allowance for bad debt of $281,688 and $245,736, respectively	2,232,745	2,081,551
Prepaid expenses and other assets	165,658	254,760
Total current assets	2,992,749	2,413,606

Property and equipment, net of accumulated depreciation of $787,718 and $783,275, respectively	42,130	52,035
Operating lease right-of-use asset	1,503,669	-
Other assets	109,766	108,211
Total assets	$4,648,314	$2,573,852

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$4,112,359	$3,018,394
Deferred revenues	239,029	443,650
Credit facility, short term	2,902,259	3,399,240
Operating lease liability, short-term	296,461	-
Total current liabilities	7,550,108	6,861,284
Credit facility, net of unamortized deferred financing cost of $1,441,763 and $1,522,740, respectively	6,668,493	5,888,155
Other loan, related party net of unamortized deferred financing cost of $146,420 and $163,314, respectively	403,580	386,686
Other long-term loan, net of unamortized deferred financing cost of $608,991 and $676,598, respectively	2,341,009	2,273,402
Operating lease liability, long-term	1,362,750	-
Other liabilities	531,250	637,500
Total liabilities	18,857,190	16,047,027

Stockholders' Deficit:
Series A Preferred stock; $0.001 par value; 54,000 shares authorized; None issued and outstanding.	-	-
Series B Preferred stock; $0.001 par value; 1,946,000 shares authorized; None issued and outstanding.	-	-
Common stock; $0.001 par value; 500,000,000 shares authorized; 66,179,709 and 66,179,709 shares issued and outstanding, respectively	66,179	66,179
Additional paid-in capital	29,773,130	29,498,125
Accumulated deficit	(43,973,761)	(42,960,124)
Accumulated other comprehensive loss	(74,424)	(77,355)

Total stockholders’ deficit	(14,208,876)	(13,473,175)

Total liabilities and stockholders’ deficit	$4,648,314	$2,573,852

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-month periods ended March 31,
	2019	2018

Revenues:	$4,825,822	$5,992,748
Cost of revenue	1,829,373	2,353,860
Gross profit	2,996,449	3,638,888

Operating expenses:
Research and development	779,248	1,122,623
Sales and marketing	856,439	1,170,484
General and administrative	1,649,282	1,999,886
Total operating expenses	3,284,969	4,292,993

Operating loss	(288,520)	(654,105)

Other income (expense):
Other income	56	761
Other expense	(725,173)	(603,115)
Total other expenses	(725,117)	(602,354)

Net loss	$(1,013,637)	$(1,256,459)

Net loss per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	66,179,709	65,939,709
Diluted weighted average common shares outstanding	66,179,709	65,939,709

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three-month periods ended March 31,
	2019	2018

Net loss:	$(1,013,637)	$(1,256,459)

Foreign currency translation loss	2,931	17,630
Total other comprehensive loss	2,931	17,630

Comprehensive loss	$(1,010,706)	$(1,238,829)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit

Balance, December 31, 2017	65,939,709	$65,938	$26,301,747	$(31,542,684)	$(41,540)	$(5,216,538)
Fair value of options and restricted stock awards	-	-	38,303	-	-	38,303
Fair value of warrants	-	-	61,050	-	-	61,050
Fair value of warrants issued in connection with promissory notes	-	-	1,156,695	-	-	1,156,695
Net loss	-	-	-	(1,256,459)	-	(1,256,459)
Foreign currency translation	-	-	-	-	17,630	17,630
Balance, March 31, 2018	65,939,709	$65,938	$27,557,795	$(32,799,143)	$(23,910)	$(5,199,320)

Balance, December 31, 2018	66,179,709	$66,179	$29,498,125	$(42,960,124)	$(77,355)	$(13,473,175)
Fair value of options and restricted stock awards	-	-	36,578	-	-	36,578
Fair value of warrants	-	-	89,119	-	-	89,119
Fair value of warrants issued in connection with loan	-	-	44,670	-	-	44,670
Fair value of warrants repricing adjustment	-	-	104,638	-	-	104,638
Net loss	-	-	-	(1,013,637)	-	(1,013,637)
Foreign currency translation	-	-	-	-	2,931	2,931
Balance, March 31, 2019	66,179,709	$66,179	$29,773,130	$(43,973,761)	$(74,424)	$(14,208,876)

See Notes to Unaudited Condensed Consolidated Financial Statements.

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-month periods ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,013,637)	$(1,256,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,367	119,059
Amortization of deferred financing cost	314,787	202,898
Provision for bad debt	35,952	(235,441)
Fair value of options and warrants	125,696	99,352
Changes in operating assets and liabilities:
Accounts receivable	(187,146)	71,925
Prepaid expenses	89,102	32,894
Accounts payable and accrued expenses	1,049,631	(308,112)
Deferred revenues	(204,621)	176,894
Other liabilities	155,542	-
Other assets	(1,533)	(2,783)
Net cash provided by (used in) operating activities	374,140	(1,099,773)

Cash flows from investing activities:
Capitalized software for internal use	-	(375,000)
Capital expenditures	-	(13,402)
Net cash used in investing activities	-	(388,402)

Cash flows from financing activities:
Principal repayment of credit facility and loan	(360,000)	(662,058)
Proceeds from credit facility	499,980	3,771,600
Repayments of promissory notes	-	(1,000,000)
Net cash provided by financing activities	139,980	2,109,542

Effect of exchange rate changes on cash	2,931	17,630

Net increase in cash, cash equivalents and restricted cash	517,051	638,997

Cash, cash equivalents and restricted cash, beginning of period	77,295	216,883

Cash, cash equivalents and restricted cash, end of period	$594,346	$855,880

Supplemental disclosures of cash flow information:
Cash paid for interest	$407,074	$373,257
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued in connection with credit facility	$44,670	$1,156,695
Recorded lease right-of-use asset and related lease liability	$155,542	$-
Accrued interest reclassed to credit facility	$62,379	$-
Capital expenditure included in payables	$-	$6,622
Accrued payables and short-term loan directly paid off by credit facility	$-	$623,399
Prepaid expenses reclassed to deferred financing cost	$-	$70,000
Warrant repricing adjustment	$104,638	$-

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents at beginning of period	$27,295	$166,883
Restricted cash at beginning of period	$50,000	$50,000
Cash and cash equivalents and restricted cash at beginning of period	$77,295	$216,883
Cash and cash equivalents at end of period	$544,346	$805,880
Restricted cash at end of period	$50,000	$50,000
Cash and cash equivalents and restricted cash at end of period	$594,346	$855,880

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2018 and 2017, respectively, which are included in the Company’s December 31, 2018 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 16, 2019.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of results for the entire year ending December 31, 2019.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $4,557,359 and an accumulated deficit of $43,973,761 as of March 31, 2019.  The Company also had a net loss of $1,013,637 and cash provided by operating activities of $374,140 during the three months ended March 31, 2019.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from revenue growth and managing and reducing operating and overhead costs.  During the second quarter of 2018, the Company engaged a nationally recognized investment bank to assist management in pursuing strategic transactions including acquisitions, dispositions, capital raising and debt restructuring. On May 15, 2019, the Company entered into an asset purchase agreement to sell substantially all of the Company’s assets. This agreement is subject to stockholder approval (see Note 10, Subsequent Events). However, management cannot provide any assurances that the Company will be successful in accomplishing its plans. Management also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets, borrowing rate considered for operating lease right-of-use asset and related operating lease liability, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank. The bank requires a collateral which is placed in a money market account and can be increased or decreased at any time at the discretion of the Company. The Company’s restricted cash amounted to $50,000 at March 31, 2019 and December 31, 2018.

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

	March 31, 2019	December 31, 2018

Allowance for doubtful accounts	$281,688	$245,736

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. During the three-month period ended March 31, 2019, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

The Company's accounts receivable are due from customers, generally located in the United States, Europe, Asia, and Canada. The Company had a customer who accounted for 17% of its accounts receivable at March 31, 2019 and none at December 31, 2018.  The Company does not require any collateral from its customers.

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

Advertising

The Company expenses advertising costs as incurred.

	Three-month periods ended March 31,
	2019	2018

Advertising expense	$98,967	$133,548

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

Software Development Costs

At December 31, 2018, the Company impaired the entire balance of unamortized internal-use software development costs which amounted to approximately $4,725,000 and did not capitalize internal-use software development costs in 2019. Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Prior to the December 31, 2018 impairment, costs associated with the application development stage of new software products and significant upgrades and enhancements thereto were capitalized when 1) management implicitly or explicitly authorized and committed to funding a software project and 2) it was probable that the project would be completed and the software would be used to perform the function intended. The Company capitalized internal-use software development costs of $375,000 during the three-month period ended March 31, 2018. The Company amortized such costs once the new software products and significant upgrades and enhancements were completed. The unamortized internal-use software development costs amounted to approximately $4,196,000 at March 31, 2018. The Company’s amortization expenses associated with capitalized software development costs amounted to approximately $105,000 during the three-month period ended March 31, 2018 and was reflected in cost of revenues. There were no expenses associated with capitalized software development costs during the three-month period ended March 31, 2019.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. This update to this standard has no impact in the Company’s Condensed Consolidated Financial Statements.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 6, Stockholders’ Deficit.

Segment Reporting

The Company generated revenues from one source, its SaaS business, during the three-month periods ended March 31, 2019 and 2018. The Company's chief operating decision maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. The Company has adopted this standard on January 1, 2019 and has recognized assts and liabilities arising from any leases that meet the requirements under this standard on the adoption date and included qualitative and quantitative disclosures in the Company’s Notes to the Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the goodwill impairment test. The effective date for ASU 2017-04 is for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This standard has no impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. The guidance is effective in the first quarter of fiscal 2019. Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option. This standard has no impact on the Company’s financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. This update to this standard has no impact in the Company’s Condensed Consolidated Financial Statements.

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

	Three-month periods ended March 31,
	2019	2018
Numerator:
Net loss	$(1,013,637)	$(1,256,459)

Denominator:
Denominator for basic earnings per share-weighted average shares	66,179,709	65,939,709
Effect of dilutive securities-when applicable:
Stock options	-	-
Warrants	-	-
Denominator for diluted earnings per share-adjusted weighted-average shares and assumed conversions	66,179,709	65,939,709

Loss per share:

Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted-average anti-dilutive common share equivalents	32,044,290	23,063,359

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Property and equipment consist of the following at:

	March 31, 2019	December 31, 2018
Computer equipment and software	$415,968	$422,441
Office furniture and equipment	123,530	123,932
Leasehold improvements	290,350	288,937
	829,848	835,310
Accumulated depreciation	(787,718)	(783,275)
Total	$42,130	$52,035

	Three-month periods ended March 31,
	2019	2018

Depreciation expense	$10,368	$14,059
Amortization expense on internal software	$-	$105,000

During the three-month period ended March 31, 2019, the Company disposed of approximately $9,000 in computer equipment with a net book value of approximately $1,400. There were no such disposals in 2018.

Leases

The Company has identified all leases and reviewed the leases to determine the impact of ASC 842 on its consolidated financial statements. The Company has elected to apply the practical expedient to certain classes of leases, whereby the separation of components of leases into lease and non-lease components is not required and all of the practical expedients to all leases, which include not reassessing (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The adoption of the new standard resulted in the recording of a right-of-use asset at January 1, 2019 of $1,569,100 and a lease liability at January 1, 2019 of $1,725,375 and the subsequent amortization of the asset of $65,431 and the lease liability of $66,164. The adoption of ASU 2016-02, as amended, has had no impact on the unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows.

	March 31, 2019	December 31, 2018
Operating lease right-of-use asset, January 1, 2019	$1,569,100	$-
Operating lease right-of-use asset, amortization	65,431	-
Operating lease right-of-use asset, March 31, 2019	$1,503,669	$-

Operating lease liability, January 1, 2019	$1,725,375	$-
Operating lease liability, amortization	66,164	-
Operating lease liability, March 31, 2019 (1)	$1,659,211	$-

(1) Includes short-term portion of $296,461 and long-term portion of $1,362,750.

Amount of future annual minimum payments under operating lease obligations at March 31, 2019 are as follows:

Lease Payments
Remainder of 2019	$358,877
2020	$490,230
2021	$504,304
2022	$518,378
2023	$265,053

NOTE 3: PREPAID EXPENSES

At March 31, 2019 and December 31, 2018, the Company’s prepaid expenses consisted primarily of prepaid insurance and tradeshow costs.

NOTE 4: DEFERRED REVENUES

The Company’s deferred revenues consist of prepayments made by certain of the Company’s customers and undelivered implementation and training fees.  The Company decreases the deferred revenues by the amount of the services it renders to such clients when provided.

	March 31, 2019	December 31, 2018

Deferred revenues	$239,029	$443,650

NOTE 5: CREDIT FACILITY AND LOAN

Agility Loan

	March 31, 2019	December 31, 2018
Agility Loan	-	625,000
Amendment, added to balance	-	400,000
Principal Payment of Agility Loan	-	(1,025,000)
Balance	$-	$-

On March 11, 2016, the Company entered into a subordinated loan, or the Agility Loan with Agility Capital II, LLC, or Agility, which provided for total availability of $625,000 and was to originally mature, prior to amendment, on March 31, 2017. The Agility Loan had a fixed interest rate of 12% per year and required $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also required fees of approximately $130,000 over the life of the loan and is subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contained covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. At the time of repayment of the Agility Loan, in January 2018, the Company was in compliance with these covenants.

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, the Company issued to Agility Capital a warrant to purchase up to 69,444 shares of the Company’s Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, the entirety of which was expensed prior to 2018.

On November 29, 2016, the Company entered into an amendment of the Agility Loan which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of the entering into of the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance and shall accrue interest, expensed in the statement of operations. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, the Company issued to Agility Capital a warrant to purchase up to 187,500 shares of the Company’s Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, the entirety of which was expensed prior to 2018.

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

On January 26, 2018, the Company repaid the Agility Loan by paying Agility Capital approximately $581,000 which terminated the loan agreement between the Company and Agility Capital and released Agility Capital’s security interest in Company assets. The Company owed $0 under the Agility Loan at March 31, 2019 and December 31, 2018.

Credit Facility - SaaS Capital Loan

	March 31, 2019	December 31, 2018
SaaS Capital Loan, Total advances	$10,253,000	$10,253,000
Principal Payment of SaaS Capital Loan	(5,802,865)	(5,442,865)
Less: Deferred financing cost	(50,084)	(100,867)
Less: SaaS Capital Loan, short term	(2,902,259)	(3,399,240)
Balance	$1,497,792	$1,310,028

On May 5, 2016, the Company entered into a loan and security agreement, or the SaaS Capital Loan, with SaaS Capital Funding II, LLC, or SaaS Capital, to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount of $5,000,000, on May 5, 2016, was used to repay the outstanding Line of Credit balance of $4,572,223. A facility fee of $80,000 was paid by the Company in connection with the initial advance and an additional $80,000 was paid on May 2017. Additionally, the Company incurred initial financing costs of $160,000 which were capitalized as deferred financing costs, of which $13,333 was expensed at March 31, 2019 and 2018.

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting the Company's ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of March 31, 2019, the Company was in compliance with such covenants, except for the minimum liquidity and secured debt covenants, defaults relating to which have been waived by SaaS Capital. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. The Company granted SaaS Capital a security interest in all of the Company's personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between the Company and SaaS Capital.

On May 5, 2016, in connection with the SaaS Capital Loan, the Company issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital, a warrant to purchase up to 1,333,333 shares of the Company's common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date the Company’s equity securities are first listed for trading on NASDAQ. The Company paid approximately $169,000 in financing costs and $9,430 was capitalized as deferred financing costs, of which $786 was expensed during the three-month periods ended March 31, 2019 and 2018. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, of which $31,927 was expensed during the three-month periods ended March 31, 2019 and 2018.

On November 29, 2016, the Company entered into an amendment of the SaaS Capital Loan to receive consent from SaaS Capital to enter into a litigation settlement agreement with a former officer, or the Settlement Agreement. The amendment required a loan modification fee of $120,000, payable at $10,000 a month for one year, expensed in the statement of operations. In connection with this amendment, the Company agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of the Company’s Common Stock at an exercise price of $0.36 per share. This warrant expires on November 29, 2026. The fair value of the warrant amounted to $60,185 which was fully expensed at December 31, 2016.

On May 10, 2017, the Company entered into a second amendment of the SaaS Capital Loan, or the Second Amendment, which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($150,000) until August 31, 2017 to give the Company added flexibility in completing our hosting migration to a new platform and to allow for potentially augmented marketing and sales efforts.

On June 16, 2017, the Company entered into a third amendment of the SaaS Capital Loan, or the Third Amendment, to provide that any advance made within 6 months of the final advance date will be for a 36-month period with interest only payments due from the date of advance until the final advance date.

On August 14, 2017, the Company entered into a fourth amendment of the SaaS Capital Loan, or the Fourth Amendment, to permit the issuance of the 2017 Promissory Notes, further described below.

On November 8, 2017, the Company entered into a fifth amendment of the SaaS Capital Loan, or the Fifth Amendment, which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($170,000) until October 31, 2017, to ($150,000) from November 1, 2017 to December 31, 2017, to ($100,000) from January 1, 2018 to May 31, 2018, to ($50,000) from June 1, 2018 to August 31, 2018, and to $0 thereafter. The Fifth Amendment added a new minimum liquidity covenant for a cash balance of $600,000 effective January 31, 2018. The Fifth Amendment also memorialized SaaS Capital’s waiver of the Minimum Adjusted EBITDA covenant for September 2017. In connection with the Fifth Amendment, the Company agreed to pay to SaaS Capital a fee of $375,000 upon the payment in full of all outstanding advances.

On January 25, 2018, the Company entered into a sixth amendment of the SaaS Capital Loan, or the Sixth Amendment, to permit the Company to enter into the Beedie Credit Agreement, further described below, and to permit the repayment of Agility Capital and of the 2017 Promissory Notes. The Sixth Amendment also amended the Company’s adjusted EBITDA covenant and added covenants requiring a minimum gross margin and specified debt to monthly recurring revenue ratios. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. In connection with the Sixth Amendment, the Company agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of its Common Stock at an exercise price of $0.35 per share, subject to certain adjustments for dividends, splits or reclassifications. The fair value of the warrant amounted to $56,834 and was capitalized as deferred financing costs, of which $4,736 and $3,157 was expensed during the three-month period ended March 31, 2019 and 2018, respectively.

On May 31, 2018, the Company entered into a seventh amendment of the SaaS Capital Loan, or the Seventh Amendment, to permit the issuance of the 2018 Promissory Notes, as further described below, to amend the Company’s adjusted EBITDA, revenue renewal and total debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the facility by $120,000 to $495,000, and to fix prepayment penalties until October 31, 2018.

On June 13, 2018, the Company entered into an eighth amendment of the SaaS Capital Loan, or the Eighth Amendment, to issue additional 2018 Promissory Notes.

On August 31, 2018, the Company entered into a ninth amendment of the SaaS Capital Loan, or the Ninth Amendment, to permit the issuance of the August 2018 Promissory Notes, as further described below, to amend the Company’s minimum adjusted EBITDA, revenue renewal, total debt to monthly recurring revenue and secured debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the facility to $555,000 and to provide for twice monthly reporting of the Company’s projected cash flows.

On January 23, 2019, the Company entered into a tenth amendment of the SaaS Capital Loan, or the Tenth Amendment, to, among other things, defer the Company’s January 15, 2019 principal payment until the earlier of March 15, 2019 or payment of the SaaS Capital Loan in full, amend the Company’s minimum adjusted EBITDA, revenue renewal, and secured debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the SaaS Capital Loan to $605,000 and to provide for weekly reporting of the Company’s projected cash flows.

On March 1, 2019, the Company entered into a payment deferral agreement with respect to the SaaS Capital Loan to, among other things, defer a portion of the Company’s January, February and March 2019 principal payments until the earlier of May 15, 2019 or payment of the SaaS Capital Loan in full.

During the three months ended March 31, 2019, the Company borrowed $0 from the SaaS Capital Loan, and made principal payments of $360,000.

The Company owed $4,450,135 and $4,810,135 under the SaaS Capital Loan at March 31, 2019 and December 31, 2018, respectively.

2017 Promissory Notes

	March 31, 2019	December 31, 2018
2017 Promissory Notes, Total	$-	$1,000,000
Principal Payment of 2017 Promissory Notes	-	(1,000,000
2017 Promissory Notes, Outstanding balance	-	-
Less: Deferred financing cost	-	-
Less: 2017 Promissory Notes, short term	-	-
Balance	$-	$-

On August 14, 2017, the Company borrowed an aggregate of $1,000,000 from seven lenders, or the 2017 Lenders, and issued promissory notes, or the 2017 Promissory Notes, for the repayment of the amounts borrowed. The 2017 Lenders are all accredited investors, certain of the 2017 Lenders are shareholders of the Company, one of the 2017 Lenders is an affiliate of the Company’s director, Greg Akselrud, and two of the 2017 Lenders are each affiliated with a partner of Mr. Akselrud’s in the law firm of Stubbs Alderton and Markiles, LLP. The 2017 Promissory Notes are unsecured, have a maturity date of August 14, 2019 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. The Company also issued to the 2017 Lenders three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share. The fair value of the warrant amounted to $104,676 and was capitalized as deferred financing costs, of which $0 and $82,868 was expensed during the three-month period ended March 31, 2019 and 2018, respectively.

On January 26, 2018, the Company paid approximately $1,074,000 to repay the 2017 Promissory Notes issued to the 2017 Lenders, which includes approximately $65,000 in additional interest expenses due to the repayment date which was prior to the maturity date. The Company owed $0 under the 2017 Promissory Notes at March 31, 2019 and December 31, 2018.

Beedie Credit Agreement

	March 31, 2019	December 31, 2018
Total advances	$6,500,000	$6,000,000
Deferred interest reclassed to principal	62,379	-
Principal Payment of Loan	-	-
Less: Deferred financing cost	(1,391,678)	(1,421,873)
Balance	$5,170,701	$4,578,127

On January 25, 2018, the Company entered into a non-revolving term credit agreement, or the Beedie Credit Agreement, with Beedie Investments Limited, or Beedie, to borrow up to a maximum of $7,000,000. Outstanding principal will accrue interest at the rate of 12% per annum increasing to 14% per annum if the Company’s gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal is payable monthly in arrears. The Company paid Beedie a commitment fee of $175,000 and will pay to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount. Advances may be requested until July 25, 2020 and outstanding principal must be paid in full on January 25, 2021. Prepayment, which if at the Company’s option must be made in full and is otherwise required following certain asset dispositions, will be subject to a fee of 24 months accrued interest less all interest previously paid by the Company on the outstanding principal amount if paid prior to January 25, 2020. The initial minimum advance amount of $4,500,000 was advanced on January 26, 2018. Approximately $581,000 of the initial advance was used to repay Agility Capital to terminate the loan agreement between the Company and Agility dated March 11, 2016, as amended, and to release Agility Capital’s security interest in Company assets. Approximately $1,074,000 of the initial advance was used to repay the 2017 Promissory Notes issued to the 2017 Lenders on August 14, 2017. The $175,000 commitment fee was capitalized as deferred financing costs, of which $14,583 and $9,722 was expensed during the three-month period ended March 31, 2019 and 2018, respectively.

The Beedie Credit Agreement contains customary covenants including, but not limited to, covenants to achieve specified adjusted EBITDA levels, to maintain minimum revenue renewal and liquidity levels, to maintain minimum gross margins, to maintain specified debt to monthly recurring revenue ratios, that limit capital expenditures and restrict the Company's ability to pay dividends, purchase and sell assets outside the ordinary course, and that limit the Company’s ability to incur additional indebtedness. As of March 31, 2019, the Company was in compliance with such covenants, except for the minimum liquidity and secured debt covenants, defaults relating to which have been waived by Beedie. The occurrence of a material adverse change will be an event of default under the Beedie Credit Agreement, in addition to other customary events of default. Default interest will be charged at 18% per annum. The Company granted Beedie a security interest, subordinated to the security interest of SaaS Capital, in all of the Company's assets through a pledge and security agreement, patent security agreement and trademark security agreement, each between the Company and Beedie. As additional security, the Company’s Subsidiary issued an unlimited guarantee to Beedie. Beedie is entitled to board of director observation rights during the term of the Beedie Credit Agreement.

In connection with the Beedie Credit Agreement, the Company issued to Beedie a warrant, or the Beedie Warrant, to purchase up to 4,500,000 shares of the Company's common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 26, 2019. Up to 2,500,000 additional shares of common stock under the Beedie Warrant will be exercisable on a pro rata basis to additional amounts borrowed if and when advanced under the Beedie Credit Agreement. The Company adopted ASU 2017-11 which revises ASC 815-10-15-74 to allow instruments with a down round features to qualify for equity classification. Under the new guidance, the issuer would recognize the value of the feature only when it is activated and there is an actual reduction of the strike price or conversion feature.  The value of the adjustment is then to be recorded as deemed dividend and a reduction of income available to common stockholders. The fair value of the warrant amounted to $1,099,861 and was capitalized as deferred financing costs, of which $91,655 and $61,103 was expensed during the three-month period ended March 31, 2019 and 2018, respectively.

On May 31, 2018, the Company entered into a first amendment, or the First Beedie Amendment, of the Beedie Credit Agreement to permit the issuance of the 2018 Promissory Notes, as further described below, to amend the Company’s adjusted EBITDA, revenue renewal and total debt to monthly recurring revenue covenants, and to add a secured debt to monthly recurring revenue covenant. In addition, the Company issued to Beedie a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $120,330 and was capitalized as deferred financing costs, of which $10,027 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively.

On June 13, 2018, the Company entered into a second amendment, or the Second Beedie Amendment, of the Beedie Credit Agreement to issue additional 2018 Promissory Notes, as further described below. In addition, the Company issued to Beedie a warrant to purchase up to 100,000 shares of the Company's common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $24,053 and was capitalized as deferred financing costs, of which $2,004 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively.

On August 31, 2018, the Company entered into a third amendment, or the Third Beedie Amendment, of the Beedie Credit Agreement to borrow the second tranche of the term loan facility in the amount of $1,500,000, to permit the issuance of the August 2018 Promissory Notes, as further described below, to amend the commitment fee, to amend the Company’s minimum adjusted EBITDA, revenue renewal, total debt to monthly recurring revenue and secured debt to monthly recurring revenue covenants and to provide for twice monthly reporting of the Company’s projected cash flows. In connection with the Third Beedie Amendment, the Company issued to Beedie a warrant to purchase up to 1,500,000 shares of the Company's common stock and a warrant to purchase up to an additional 835,000 shares of the Company’s common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. The fair value of these warrants amounted to $412,484 and was capitalized as deferred financing costs, of which $42,671 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively. A commitment fee of $75,000 was capitalized as deferred financing costs, of which $7,759 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively.

On January 23, 2019, the Company entered into a fourth amendment, or the Fourth Beedie Amendment, of the Beedie Credit Agreement to, among other things, defer the Company’s January 31, 2019 interest payment to Beedie and add it to the amount due at maturity, amend the Company’s minimum adjusted EBITDA, revenue renewal, and secured debt to monthly recurring revenue covenants and to provide for weekly reporting of the Company’s projected cash flows. The Company will pay to Beedie a fee of $50,000 for the Fourth Beedie Amendment to be paid on or before the maturity date of the Beedie Credit Agreement.

On March 1, 2019, the Company entered into a fifth amendment, or the Fifth Beedie Amendment, of the Beedie Credit Agreement to borrow the third tranche of the term loan facility in the amount of $500,000. In connection with the Fifth Beedie Amendment, the Company issued to Beedie a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $0.15 per share subject to certain adjustments for dividends, splits or reclassifications. The fair value of these warrants amounted to $44,670 and was capitalized as deferred financing costs, of which $1,942 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively. Additionally, per the down round feature of the Beedie Warrants, pursuant to ASU 2017-11 which allows instruments with a down round feature to qualify for equity classification, the Company recognized the value of the feature when it was activated and there was an actual reduction of the strike price or conversion feature. The fair value of the reduction in income of all previously issued warrants to Beedie amounted to $104,638 and was capitalized as deferred financing costs, of which $8,861 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively.

The Company owed $6,562,379 and $6,000,000 under the Beedie Loan at March 31, 2019 and December 31, 2018, respectively

2018 Promissory Notes

On May 31, 2018, and June 15, 2018, the Company borrowed an aggregate of $1,500,000 and $500,000, respectively, from thirteen lenders, or the 2018 Lenders, and issued promissory notes, or the 2018 Promissory Notes, for the repayment of the amounts borrowed. The 2018 Lenders are all accredited investors, one of the 2018 Lenders is an affiliate of the Company’s director, Greg Akselrud, two of the 2018 Lenders are related to the Company’s Chairman and Chief Executive Officer, Brian Ross, and two of the 2018 Lenders are the Company’s employees. The 2018 Promissory Notes are unsecured, have a maturity date of May 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. The Company also issued to the 2018 Lenders six-year warrants to purchase an aggregate of 3,000,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share. The fair value of the warrants amounted to $737,218 and was capitalized as deferred financing costs, of which $61,435 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively.

August 2018 Promissory Notes

On August 31, 2018, the Company borrowed an aggregate of $1,500,000 from ten lenders, or the August 2018 Lenders and issued promissory notes, or the August 2018 Promissory Notes for the repayment of the amounts borrowed. The August 2018 Lenders are all accredited investors. The August 2018 Promissory Notes are unsecured, have a maturity date of August 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. The Company also issued to the August 2018 Lenders six-year warrants to purchase an aggregate of 1,500,000 shares of the Company’s common stock exercisable for cash at an exercise price of $0.35 per share. The fair value of the warrants amounted to $276,798 and was capitalized as deferred financing costs, of which $23,066 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively.

The Company recognized amortization and interest expenses in connection with the above credit facility and loans as follows.

	Three-month periods ended
	March 31,
	2019	2018

Amortization expense associated with the credit facility and loan	$314,787	$202,898
Interest expense associated with the credit facility and loan	$407,074	$373,257
Other finance fees associated with the credit facility and loan	$5,609	$28,655

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

There were no exercises of options during the three-month periods ended March 31, 2019 or 2018.

As of March 31, 2019, and December 31, 2018, there were 66,179,709 shares of Common Stock issued and outstanding.

Restricted Stock

During 2018 and 2017, the Company issued 120,000 restricted shares of its Common Stock, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2018 and July 1, 2017, to each of its non-employee directors as partial annual compensation for services as a director. As of March 31, 2019 and 2018, these restricted shares were fully issued. The Company recorded expenses of $30,000 during the three-month periods ended March 31, 2019 and 2018. $30,000 remained unvested as of March 31, 2019 and 2018.

Warrants

There were no exercises of warrants during the three-month period ended March 31, 2019 or 2018.

During the three months ended March 31, 2019, the Company issued 500,000 warrants exercisable at a price of $0.15 per share which expire on January 25, 2024. The fair value of these warrants amounted to $44,670, and was recognized as deferred financing costs using the effective interest method during the three-month period ended March 31, 2019. Additionally, per the down round feature of the Beedie Warrants, pursuant to ASU 2017-11 which allows instruments with a down round feature to qualify for equity classification, the Company recognized the value of the feature when it was activated and there was an actual reduction of the strike price or conversion feature. The reduction in income of all previously issued warrants to Beedie amounted to $104,638 and was capitalized as deferred financing costs during the three-month period ended March 31, 2019.

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

As of March 31, 2019, and December 31, 2018, there were 25,545,517 and 16,110,517 warrants issued and outstanding, respectively, with a weighted average price $0.53 and $0.62, respectively.

The Company recorded expenses of $89,119 and $61,050 during the three months ended March 31, 2019 and 2018, respectively, related to warrants granted.

Options

The Company generally recognizes its share-based payment over the vesting terms of the underlying options.

	Three-month periods ended March 31,
	2019	2018
Weighted-average grant date fair value	$0.39	$0.40
Fair value of options, recognized as selling, general, and administrative expenses	$6,578	$8,303
Number of options granted	-	-
Number of options expired or forfeited	(102,500)	(45,000)

As of March 31, 2019 and December 31, 2018, there were 7,130,000 and 8,257,500 options, respectively, issued and outstanding with a weighted average price of $0.39.

The total compensation cost related to non-vested awards not yet recognized amounted to $2,095 at March 31, 2019 and the Company expects that it will be recognized over the following 18 months.

NOTE 7: COMPREHENSIVE LOSS

Comprehensive loss includes changes in equity related to foreign currency translation adjustments. The following table sets forth the reconciliation from net loss to comprehensive loss for the three-month periods ended March 31, 2019 and 2018:

	Three-month periods ended March 31,
	2019	2018
Net loss	$(1,013,637)	$(1,256,459)
Other comprehensive loss:
Foreign currency translation adjustment	2,931	17,630
Comprehensive loss	$(1,010,706)	$(1,238,829)

The following table sets forth the balance in accumulated other comprehensive loss as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
Accumulated other comprehensive loss	$(74,424)	$(77,355)

NOTE 8: SEGMENTS

The Company operates in one business segment. Percentages of sales by geographic region for the three-month periods ended March 31, 2019 and 2018 were approximately as follows:

	Three-month periods ended March 31,
	2019	2018
United States	63%	60%
Europe	13%	20%
Other	24%	20%

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

During October 2016, the Company amended its original May 2014 sublease and entered into a 21-month sublease in Newport Beach, effective June 1, 2016. The monthly base rent was approximately $4,100 through the end of the sublease term, in February 2018. As of March 31, 2019, this sublease has expired.

During July 2014, the Company entered into a five-year lease for certain office space in a business center in London, England, which commenced on July 30, 2014. The base rent is GBP 89,667 (approximately $115,000) per year and the estimated service charges for the lease are GBP 45,658 (approximately $56,000) per year. This lease expires during 2019 and thus is not affected by ASC 842.

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

NOTE 10: SUBSEQUENT EVENTS

On May 1, 2019, the Company entered into a sixth amendment of the Beedie Credit Agreement to, among other things, borrow the fourth tranche of the term loan facility in the amount of $400,000 and to grant a waiver of two events of default relating to breaches of the Company’s minimum liquidity and secured debt covenants under the Beedie Credit Agreement.

On May 2, 2019, the Company entered into a payment deferral agreement with respect to the SaaS Capital Loan to, among other things, defer a portion of the Company’s January, February, March, April and May 2019 principal payments until the earlier of May 30, 2019 or payment of the SaaS Capital Loan in full and to grant a waiver of two events of default relating to breaches of the Company’s minimum liquidity and secured debt covenants under the SaaS Capital Loan.

On May 15, 2019, the Company entered into an asset purchase agreement, or the Asset Purchase Agreement, with CAKE Software, Inc., a Delaware corporation and a subsidiary of Constellation Software Inc., an Ontario, Canada corporation (TSX: CSU), or Constellation, pursuant to which the Company has agreed to sell substantially all of the assets associated with its CAKE and Journey by CAKE business, or the Business, to Constellation for a base purchase price of $19,400,000 plus or minus an estimated closing date adjustment based on the net tangible assets of the Business at the closing, a holdback of $500,000 adjusted pursuant to the terms of the Asset Purchase Agreement and payable on the first anniversary of the closing date, and a three year earnout equal to 30% of the amount that the annual net revenue of the Business exceeds $13,750,000 and payable within 120 days on each of the first, second and third end of month anniversaries of the closing date.

Under the Asset Purchase Agreement, Constellation will acquire all of the assets used by the Company in the Business and will assume the Company’s post-closing obligations under certain vendor, customer and other commercial contracts related to the Business, including the Company’s lease for its headquarters in Newport Beach, California and its Subsidiary’s office in the United Kingdom. The Company’s cash and cash equivalents, and the assets associated with its Accelerize trademark, are excluded from the sale of the Business. Constellation will offer employment to certain of the Company’s employees following the closing date.

Under the Asset Purchase Agreement, the consummation of the sale of the Business is subject to satisfaction or waiver of certain closing conditions, including the approval of the sale of the Business by the Company’s stockholders, the payment of the outstanding principal amount of indebtedness due to Beedie and SaaS Capital and the release of their security interest in the assets related to the Business, the accuracy in material respects of the parties’ representations and warranties and material compliance with covenants, the absence of any legal process that prevents or adversely affects the sale of the Business and the delivery of certain other agreements and consents.  The Company and its Chief Executive Officer have agreed not to compete with the Business for a period of five years from the closing date and not to solicit from the Business employees, customers, vendors and others with a business relationship with the Business for a period of two years.

The Asset Purchase Agreement prohibits the Company and its directors, officers, employees and other representatives from soliciting or facilitating an alternative proposal for the acquisition of the Business, however, such parties may engage in discussions pursuant to unsolicited third party offers to the extent necessary to satisfy their fiduciary obligations to the Company’s stockholders, subject to notice to Constellation of such discussions. The Asset Purchase Agreement may be terminated under certain circumstances including mutual agreement of the parties, the material breach of the agreement by a party, or to the extent the closing has not occurred by June 30, 2019, subject to extension related to the approval of the sale of the Business by the Company’s stockholders. In the event that the Asset Purchase Agreement is terminated as a result of a superior offer, or the breach of certain closing conditions, the party responsible for the termination will be required to pay damages in the amount of $1,000,000 to the other. In the event that the Asset Purchase Agreement is terminated as a result of the failure of the Company’s stockholders to approve the sale of the Business, the Company will pay to Constellation damages in the amount of $194,000.

The Company intends to use the proceeds from the sale of the Business to pay the outstanding principal amount of indebtedness due to Beedie and SaaS Capital, to repay the outstanding principal amount of indebtedness due to certain of the 2018 Lenders and August 2018 Lenders, to pay transaction expenses, and for general corporate purposes.

On May 15, 2019, the Company entered into an asset purchase agreement, or the Emerging Growth Agreement, with Emerging Growth LLC, or the Seller, pursuant to which the Company will acquire certain assets from the Seller related to its sponsored content and marketing business for a purchase price consideration consisting of $420,000 in cash, 30,000,000 shares of the Company’s common stock and preferred stock of a class to be created, with an aggregate stated value of $3,000,000, which will bear interest at 6% per annum and be convertible into the Company’s common stock at a conversion price to be mutually agreed in the future, without voting rights or a liquidation preference except with respect to default interest.  The securities to be issued will be issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act. The Emerging Growth Agreement is subject to satisfaction or waiver of certain closing conditions, including the closing of the sale of the Business under the Asset Purchase Agreement with Constellation and the delivery of certain other agreements and consents. The closing of the Emerging Growth Agreement is expected to occur contemporaneously with the closing of the Asset Purchase Agreement with Constellation.

On May 15, 2019, the Company entered into amendments of the 2018 Promissory Notes and the August 2018 Promissory Notes with 13 of the 2018 Lenders and the August 2018 Lenders, respectively, holding an aggregate principal balance of $2,450,000 to revise the terms of prepayment of the 2018 Promissory Notes and the August 2018 Promissory Notes such that upon prepayment in full, instead of paying two years of accrued but unpaid interest, the Company shall issue to each such 2018 Lender or August 2018 Lender one share of the Company’s common stock for each dollar of original principal under its 2018 Promissory Note or August 2018 Promissory Note.  In addition, on May 15, 2019 the Company entered into an exchange agreement with the remaining 2018 Lenders and August 2018 Lenders, whereby an aggregate of $500,000 of principal under the 2018 Promissory Notes and the August 2018 Promissory Notes will be cancelled and exchanged for 50,000 shares of preferred stock of a class to be created, with a stated value per share of $1,000 which will bear interest at 12% per annum, be convertible into the Company’s common stock at the election of the holder at a conversion price per share of common stock equal to the ten day volume weighted average price per share immediately prior to conversion, and be redeemable at the Company’s option following the third year after issuance, without voting rights or a liquidation preference.  The 2018 Lenders and August 2018 Lenders holding the remaining aggregate principal balance of $550,000 of 2018 Promissory Notes and the August 2018 Promissory Notes will cancel their existing notes and be issued new promissory notes substantially similar to the 2018 Promissory Notes and the August 2018 Promissory Notes but with the amended prepayment provision described above.  The securities to be issued will be issued pursuant to an exemption under Section 4(a)(2) of the Securities Act. The foregoing amendments and exchanges are expected to occur contemporaneously with the closing of the Asset Purchase Agreement with Constellation.

On May 15, 2019, the Company entered into a seventh amendment of the Beedie Credit Agreement to, among other things, provide that upon the closing of the Asset Purchase Agreement with Constellation, the Company will pay to Beedie the outstanding principal balance and accrued but unpaid interest due under the Beedie Credit Agreement, Beedie will release its liens related to the Business, Beedie’s warrants to purchase an aggregate of 7,935,000 shares of the Company’s common stock will be cancelled, and fees payable under the terms of the Beedie Credit Agreement in the aggregate amount of $1,015,861.69 will be payable to Beedie from the holdback and earnout payments payable by Constellation under the Asset Purchase Agreement.

On May 15, 2019, the Company entered into a consent letter, agreement and waiver of the SaaS Capital Loan to, among other things, provide that upon the closing of the Asset Purchase Agreement with Constellation, the Company will pay to SaaS Capital the outstanding principal balance and accrued but unpaid interest due under the SaaS Capital Loan plus $250,000 in fees, SaaS Capital will release its liens related to the Business, SaaS Capital’s warrants to purchase an aggregate of 1,733,333 shares of the Company’s common stock will be cancelled, and fees payable under the terms of the SaaS Capital Loan in the aggregate amount of $495,185.84 will be payable to SaaS Capital from the holdback and earnout payments payable by Constellation under the Asset Purchase Agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2018. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Results of Operations

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	Three-month periods ended
	March 31,		$	%
	2019	2018	Change	Change

Revenues	$4,825,822	$5,992,748	$(1,166,926)	-19.5%
Cost of revenues	1,829,373	2,353,860	(524,487)	-22.3%
Gross Profit	2,996,449	3,638,888	(642,439)	-17.7%

Operating expenses:
Research and development	779,248	1,122,623	(343,375)	-30.6%
Sales and marketing	856,439	1,170,484	(314,045)	-26.8%
General and administrative	1,649,282	1,999,886	(350,604)	-17.5%
Total operating expenses	3,284,969	4,292,993	(1,008,024)	-23.5%

Operating loss	(288,520)	(654,105)	365,585	-55.9%

Other income (expense):
Other income	56	761	(705)	-92.6%
Other expense	(725,173)	(603,115)	(122,058)	-20.2%
Total other expenses	(725,117)	(602,354)	(122,763)	-20.4%

Net loss	$(1,013,637)	$(1,256,459)	$242,822	19.3%

Discussion of Results for Three-Month Periods Ended March 31, 2019 and 2018

Revenues

	Three Months Ended March 31,		%
	2019	2018	Change

Revenues	$4,825,822	$5,992,748	-19.5%

We generate revenues from monthly recurring license fees, overage fees (based on volume of clicks, impressions, or leads), training and implementation fees, and in certain cases, professional services fees and royalties. Our revenue breakdown for the three-month periods ended March 31, 2019 and 2018 were as follows.

	Three Months Ended March 31,		%
	2019	2018	Change

License	$4,182,285	$4,650,688	-10.1%
Overage	455,711	1,075,618	-57.6%
Other	187,826	266,442	-29.5%
Total	$4,825,822	$5,992,748	-19.5%

The decrease in total revenues during the three-month period ended March 31, 2019, when compared to the same period in 2018, is mainly due to a 58% decrease in overage fees from our existing customers resulting from the termination of some customers combined with reductions in transaction volume for several other customers. Our monthly license fee revenue constitutes the contractually recurring portion of our revenue and comprises the bulk of our total revenue, or 87% during the three-month period ended March 31, 2019. Our number of clients decreased 9% during the three-month period ended March 31, 2019, when compared to the same period in 2018 and our average monthly license revenue per customer decreased 1% during the three-month period ended March 31, 2019 when compared to the same period in 2018.

Cost of Revenues

	Three Months Ended March 31,		%
	2019	2018	Change

Cost of revenues	$1,829,373	$2,353,860	-22.3%

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

During the three-month period ended March 31, 2019, when compared to the same period in 2018, cost of revenues decreased mainly as a result of lower web hosting fees incurred to support our operations of approximately $175,000, and lower compensation and client concessions expense of approximately $90,000 and $145,000, respectively.

We believe that our cost of revenues will remain approximately constant during the remainder of 2019.

Research and Development Expenses

	Three Months Ended March 31,		%
	2019	2018	Change

Research and development	$779,248	$1,122,623	-30.6%

Research and development expenses consist primarily of personnel costs associated with the enhancement and the maintenance of our SaaS product offerings, consisting of salaries, benefits, and related infrastructure costs.

Our research and development expenses decreased during the three-month period ended March 31, 2019, when compared to the same period in 2018 mainly due to lower compensation expenses offset by capitalized software expenses of approximately $320,000.

We believe that our research and development expenses will increase gradually during the remainder of 2019 as we continue to enhance the features of our SaaS platform.

 Sales and Marketing Expenses

	Three Months Ended March 31,		%
	2019	2018	Change

Sales and marketing	$856,439	$1,170,484	-26.8%

Sales and marketing expenses primarily consist of personnel costs associated with the sale and the marketing of our SaaS products, including salaries, benefits, and related infrastructure, as well as the costs of related marketing programs, such as trade shows and public relations.

The decrease in sales and marketing expenses during the three-month period ended March 31, 2019, when compared to the same period in 2018 is primarily due to a decrease in compensation expense of approximately $130,000 and a decrease in marketing expenses of approximately $160,000.

We believe that our sales and marketing expenses will increase gradually during the remainder of 2019 as we continue to execute on proven marketing programs.

General and Administrative Expenses

	Three Months Ended March 31,		%
	2019	2018	Change

General and administrative	$1,649,282	$1, 999,886	-17.5%

General and administrative expenses primarily consist of personnel costs associated with the support of our operations consisting of salaries, benefits, and related infrastructure. Also included are non-personnel costs, such as audit and legal fees, as well as professional fees, insurance and other corporate expenses such as investor relations.

General and administrative expenses during the three-month period ended March 31, 2019, when compared to the same period in 2018, decreased primarily due to a decrease in compensation expense of approximately $155,000 and a decrease in legal expenses of approximately $160,000.

We believe that our general and administrative expenses will remain approximately constant during the remainder of 2019.

Other Income

	Three Months Ended March 31,		%
	2019	2018	Change

Other income	$56	$761	-92.6%

Other income during the three-month periods ended March 31, 2019 and 2018 consisted mainly of credit card program cash back payments and the sale of non-inventory assets, respectively.

Other Expense

	Three Months Ended March 31,		%
	2019	2018	Change

Other expense	$725,173	$603,115	-20.2%

Other expenses consist of interest charges and amortization of deferred financing costs associated with our loans.

The increase in interest expenses during the three-month period ended March 31, 2019 when compared to the same period in 2018, is primarily due to higher levels of borrowings we have made from time to time.

Liquidity and Capital Resources

We had a working capital deficit of $4,557,359 and an accumulated deficit of $43,973,761 as of March 31, 2019.  We also had a net loss of $1,013,637 and cash provided by operating activities of $374,140.

Our plan to continue as a going concern includes raising capital in the form of debt or equity, increased gross profit from revenue growth and managing and reducing operating and overhead costs. During the second quarter of 2018, we engaged a nationally recognized investment bank to assist us in pursuing strategic transactions including acquisitions, dispositions, capital raising and debt restructuring. On May 15, 2019, we entered into an asset purchase agreement to sell substantially all of our assets. This agreement is subject to stockholder approval (see Note 10, Subsequent Events). However, we cannot provide any assurances that we will be successful in accomplishing our plans. We also cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

	Ending balance at March 31,		Average balance during three months ended March 31,
	2019	2018	2019	2018
Cash	$544,346	$805,880	$285,821	$486,382
Restricted cash	50,000	50,000	50,000	50,000
Accounts receivable	2,232,745	2,856,152	2,462,691	2,774,394
Accounts payable and accrued expenses	4,112,359	2,242,116	3,565,377	2,360,600
Short term credit facility, net of deferred financing cost	2,902,259	3,243,367	3,150,750	3,149,590
Short term loan, net of deferred financing cost	-	-	-	612,097
Credit facility, net of deferred financing cost	6,668,493	6,841,709	6,278,324	5,622,349
Other loan, related party net of deferred financing cost	403,580	-	395,133	-
Other loan, net of deferred financing cost	2,341,009	-	2,307,206	133,969
Long term other liabilities	531,250	956,250	584,375	1,009,375

At March 31, 2019 and 2018, 61% and 43%, respectively, of our total assets consisted of cash and cash equivalents and accounts receivable.

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

Agility Loan

On March 11, 2016, we entered into the Agility Loan with Agility Capital which provided for total availability of $625,000 and was to originally mature, prior to amendment, on March 31, 2017. The Agility Loan had a fixed interest rate of 12% per year and required $25,000 monthly amortization payments beginning on June 1, 2016. The Agility Loan also required fees of approximately $130,000 over the life of the loan and was subject to a total aggregate minimum interest of $50,000 in the event of a prepayment. The Agility Loan contained covenants to achieve specified Adjusted EBITDA levels, as defined, limiting capital expenditures, restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. At the time of repayment of the Agility Loan, in January 2018, we were in compliance with these covenants.

In connection with the Agility Loan, on June 30, 2016, as a result of outstanding amounts under the Agility Loan, we issued to Agility Capital a warrant to purchase up to 69,444 shares of our Common Stock at an exercise price of $0.45 per share. This warrant expires on March 11, 2021. The fair value of the warrant amounted to $15,880 and was capitalized as deferred financing costs, the entirety of which was expensed prior to 2018.

On November 29, 2016, we entered into an amendment of our Agility Loan which waived any event of default and the breach of any covenant, representation, warranty, and any other agreement contained in the Agility Loan as a result of our entering into the Settlement Agreement. On the date of the amendment, a loan modification fee in the amount of $100,000, fully earned and non-refundable, was added to the outstanding loan balance and shall accrue interest, expensed in the statement of operations. Additionally, the maturity date was extended to December 31, 2017. On November 29, 2016, we issued to Agility Capital a warrant to purchase up to 187,500 shares of our Common Stock at an exercise price of $0.40 per share. This warrant expires on November 29, 2021. The fair value of the warrant amounted to $42,427 and was capitalized as deferred financing costs, the entirety of which was expensed prior to 2018.

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

On January 26, 2018, we repaid the Agility Loan by paying Agility Capital approximately $581,000 which terminated the loan agreement between us and Agility Capital and released Agility Capital’s security interest in our assets. We owed $0 under the Agility Loan at March 31, 2019 and December 31, 2018.

Credit Facility - SaaS Capital Loan

On May 5, 2016, we entered into the SaaS Capital Loan, with SaaS Capital to borrow up to a maximum of $8,000,000. Initial amounts borrowed will accrue interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed is payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively. Advances may be requested until May 5, 2018. The initial minimum advance amount of $5,000,000, on May 5, 2016, was used to repay the outstanding Line of Credit balance of $4,572,223. A facility fee of $80,000 was paid by us in connection with the initial advance and an additional $80,000 is payable on May 5, 2017. Additionally, we incurred initial financing costs of $160,000 which was capitalized as deferred financing costs, of which $13,333 was expensed at March 31, 2019 and December 31, 2018.

The SaaS Capital Loan contains customary covenants including, but not limited to, covenants to achieve specified Adjusted EBITDA levels and revenue renewal levels, limiting capital expenditures and restricting our ability to pay dividends, purchase and sell assets outside the ordinary course and incur additional indebtedness. As of March 31, 2019, we were in compliance with such covenants, except for the minimum liquidity and secured debt covenants, defaults relating to which have been waived by SaaS Capital. The occurrence of a material adverse change will be an event of default under the SaaS Capital Loan, in addition to other customary events of default. We granted SaaS Capital a security interest in all of our personal property and intellectual property through the SaaS Capital Loan and the Patent, Trademark and Copyright Security Agreement between us and SaaS Capital.

On May 5, 2016, in connection with the SaaS Capital Loan, we issued to SaaS Capital Partners II, LP, an affiliate of SaaS Capital, a warrant to purchase up to 1,333,333 shares of our common stock at an exercise price of $0.45 per share subject to certain adjustments for dividends, splits or reclassifications. The warrant is exercisable until the earlier of May 5, 2026, or the date that is 5 years from the date our equity securities are first listed for trading on NASDAQ. We paid approximately $169,000 in financing costs and $9,430 was capitalized as deferred financing costs, of which $786 was expensed during the three-month periods ended March 31, 2019 and 2018. The fair value of the warrant amounted to $383,128 and was capitalized as deferred financing costs, of which $31,927 was expensed during the three-month periods ended March 31, 2019 and 2018.

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

On May 10, 2017, we entered into the Second Amendment which adjusted the Minimum Adjusted EBITDA covenant of the SaaS Capital Loan from $0 to ($150,000) until August 31, 2017 to give us added flexibility in completing our hosting migration to a new platform and to allow for potentially augmented marketing and sales efforts.

On June 16, 2017, we entered into the Third Amendment to provide that any advance made within 6 months of the final advance date will be for a 36-month period with interest only payments due from the date of advance until the final advance date.

On August 14, 2017, we entered into the Fourth Amendment to permit the issuance of the 2017 Promissory Notes.

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

On January 25, 2018, we entered into the Sixth Amendment to permit us to enter into the Beedie Credit Agreement and to permit the repayment of Agility Capital and of the 2017 Promissory Notes. The Sixth Amendment also amended our adjusted EBITDA covenant and added covenants requiring a minimum gross margin and specified debt to monthly recurring revenue ratios. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (“ASC 470-50”). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. In connection with the Sixth Amendment, we agreed to issue SaaS Capital a warrant to purchase up to 200,000 shares of our Common Stock at an exercise price of $0.35 per share, subject to certain adjustments for dividends, splits or reclassifications. The fair value of the warrant amounted to $56,834 and was capitalized as deferred financing costs, of which $4,736 and $3,157 was expensed during the three-month period ended March 31, 2019 and 2018, respectively.

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

On June 13, 2018, we entered into the Eighth Amendment to issue additional 2018 Promissory Notes.

On August 31, 2018, we entered into the Ninth Amendment to permit the issuance of the August 2018 Promissory Notes, as further described below, to amend our minimum adjusted EBITDA, revenue renewal, total debt to monthly recurring revenue and secured debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the facility to $555,000 and to provide for twice monthly reporting of our projected cash flows.

On January 23, 2019, we entered into the Tenth Amendment to, among other things, defer our January 15, 2019 principal payment until the earlier of March 15, 2019 or payment of the SaaS Capital Loan in full, amend our minimum adjusted EBITDA, revenue renewal, and secured debt to monthly recurring revenue covenants, to increase the success fee payable upon repayment of the SaaS Capital Loan to $605,000 and to provide for weekly reporting of our projected cash flows.

On March 1, 2019, we entered into a payment deferral agreement with respect to the SaaS Capital Loan to, among other things, defer a portion of our January, February and March 2019 principal payments until the earlier of May 15, 2019 or payment of the SaaS Capital Loan in full.

During the three months ended March 31, 2019, we borrowed $0 from the SaaS Capital Loan, and made principal payments of $360,000.

We owed $4,450,135 and $4,810,135 under the SaaS Capital Loan at March 31, 2019 and December 31, 2018, respectively.

2017 Promissory Notes

On August 14, 2017, we borrowed an aggregate of $1,000,000 from the 2017 Lenders, and issued the 2017 Promissory Notes for the repayment of the amounts borrowed. The 2017 Lenders are all accredited investors, certain of the 2017 Lenders are our shareholders, one of the 2017 Lenders is an affiliate of our director, Greg Akselrud, and two of the 2017 lenders are each affiliated with a partner of Mr. Akselrud’s in the law firm of Stubbs Alderton and Markiles, LLP. The 2017 Promissory Notes are unsecured, have a maturity date of August 14, 2019 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. We also issued to the 2017 Lenders three-year warrants to purchase an aggregate of 1,000,000 shares of our Common Stock at an exercise price of $0.35 per share. The fair value of the warrant amounted to $104,676 and was capitalized as deferred financing costs, of which $82,868 and $0 was expensed during the three-month period ended March 31, 2018 and 2017, respectively.

On January 26, 2018, we paid approximately $1,074,000 to repay the 2017 Promissory Notes issued to the 2017 Lenders, which includes approximately $65,000 in additional interest expenses due to the repayment date which was prior to the maturity date. We owed $0 under the 2017 Promissory Notes at March 31, 2019 and December 31, 2018.

Beedie Credit Agreement

On January 25, 2018, we entered into the Beedie Credit Agreement to borrow up to a maximum of $7,000,000. Outstanding principal will accrue interest at the rate of 12% per annum increasing to 14% per annum if our gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal is payable monthly in arrears. We paid Beedie a commitment fee of $175,000 and will pay to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount. Advances may be requested until July 25, 2020 and outstanding principal must be paid in full on January 25, 2021. Prepayment, which if at our option must be made in full and is otherwise required following certain asset dispositions, will be subject to a fee of 24 months accrued interest less all interest previously paid by us on the outstanding principal amount if paid prior to January 25, 2020. The initial minimum advance amount of $4,500,000 was advanced on January 26, 2018. Approximately $581,000 of the initial advance was used to repay Agility Capital to terminate the loan agreement between us and Agility Capital dated March 11, 2016, as amended, and to release Agility Capital’s security interest in our assets. Approximately $1,074,000 of the initial advance was used to repay the 2017 Promissory Notes issued to the 2017 Lenders on August 14, 2017. The $175,000 commitment fee was capitalized as deferred financing costs, of which $14,583 and $9,722 was expensed during the three-month period ended March 31, 2019 and 2018, respectively.

The Beedie Credit Agreement contains customary covenants including, but not limited to, covenants to achieve specified adjusted EBITDA levels, to maintain minimum revenue renewal and liquidity levels, to maintain minimum gross margins, to maintain specified debt to monthly recurring revenue ratios, that limit capital expenditures and restrict the Company's ability to pay dividends, purchase and sell assets outside the ordinary course, and that limit the Company’s ability to incur additional indebtedness. As of March 31, 2019, we were in compliance with these covenants, except for the minimum liquidity and secured debt covenants, defaults relating to which have been waived by Beedie. The occurrence of a material adverse change will be an event of default under the Beedie Credit Agreement, in addition to other customary events of default. Default interest will be charged at 18% per annum. We granted Beedie a security interest, subordinated to the security interest of SaaS Capital, in all of our assets through a pledge and security agreement, patent security agreement and trademark security agreement, each between us and Beedie. As additional security, the Subsidiary issued an unlimited guarantee to Beedie. Beedie is entitled to board of director observation rights during the term of the Beedie Credit Agreement.

In connection with the Beedie Credit Agreement, we issued the Beedie Warrant to purchase up to 4,500,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 26, 2019. Up to 2,500,000 additional shares of common stock under the Beedie Warrant will be exercisable on a pro rata basis to additional amounts borrowed if and when advanced under the Beedie Credit Agreement. We adopted ASU 2017-11 which revises ASC 815-10-15-74 to allow instruments with a down round features to qualify for equity classification. Under the new guidance, the issuer would recognize the value of the feature only when it is activated and there is an actual reduction of the strike price or conversion feature.  The value of the adjustment is then to be recorded as deemed dividend and a reduction of income available to common stockholders. The fair value of the warrant amounted to $1,099,861 and was capitalized as deferred financing costs, of which $91,655 and $61,103 was expensed during the three-month period ended March 31, 2019 and 2018, respectively.

On May 31, 2018, we entered into the First Beedie Amendment to permit the issuance of the 2018 Promissory Notes, to amend our adjusted EBITDA, revenue renewal and total debt to monthly recurring revenue covenants, and to add a secured debt to monthly recurring revenue covenant. In addition, we issued to Beedie a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $120,330 and was capitalized as deferred financing costs, of which $10,027 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively.

On June 13, 2018, we entered into the Second Beedie Amendment to issue additional 2018 Promissory Notes. In addition, we issued to Beedie a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. This arrangement was treated as a normal modification of existing debt pursuant to the guidance of ASC 470-50 “Debt – Modifications and Extinguishments” (ASC 470-50). Because the net present value of the modified notes was lesser than 10% of the present value of the remaining cash flows under the old debt, the transaction was treated as a debt modification. The fair value of the warrant amounted to $24,053 and was capitalized as deferred financing costs, of which $2,004 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively.

On August 31, 2018, we entered into the Third Beedie Amendment to borrow the second tranche of the term loan facility in the amount of $1,500,000, to permit the issuance of the August 2018 Promissory Notes, to amend the commitment fee, to amend our minimum adjusted EBITDA, revenue renewal, total debt to monthly recurring revenue and secured debt to monthly recurring revenue covenants and to provide for twice monthly reporting of our projected cash flows. In connection with the Third Beedie Amendment, we issued to Beedie a warrant to purchase up to 1,500,000 shares of our common stock and a warrant to purchase up to an additional 835,000 shares of our common stock at an exercise price of $0.35 per share subject to certain adjustments for dividends, splits or reclassifications, and a weighted average adjustment for certain issuances of common stock below the exercise price prior to January 25, 2019. The fair value of these warrants amounted to $412,484 and was capitalized as deferred financing costs, of which $42,671 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively. A commitment fee of $75,000 was capitalized as deferred financing costs, of which $7,759 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively.

On January 23, 2019, we entered into the Fourth Beedie Amendment to, among other things, defer our January 31, 2019 interest payment to Beedie and add it to the amount due at maturity, amend our minimum adjusted EBITDA, revenue renewal, and secured debt to monthly recurring revenue covenants and to provide for weekly reporting of our projected cash flows. We will pay to Beedie a fee of $50,000 for the Fourth Beedie Amendment to be paid on or before the maturity date of the Beedie Credit Agreement.

On March 1, 2019, we entered into the Fifth Beedie Amendment to borrow the third tranche of the term loan facility in the amount of $500,000. In connection with the Fifth Beedie Amendment, we issued to Beedie a warrant to purchase up to 500,000 shares of our common stock at an exercise price of $0.15 per share subject to certain adjustments for dividends, splits or reclassifications. The fair value of these warrants amounted to $44,670 and was capitalized as deferred financing costs, of which $1,942 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively. Additionally, per the down round feature of the Beedie Warrants, pursuant to ASU 2017-11 which allows instruments with a down round feature to qualify for equity classification, we recognized the value of the feature when it was activated and there was an actual reduction of the strike price or conversion feature. The fair value of the reduction in income of all previously issued warrants to Beedie amounted to $104,638 and was capitalized as deferred financing costs, of which $8,861 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively.

2018 Promissory Notes

On May 31, 2018, and June 15, 2018, we borrowed an aggregate of $1,500,000 and $500,000, respectively, from the 2018 Lenders, and issued the 2018 Promissory Notes, for the repayment of the amounts borrowed. The 2018 Lenders are all accredited investors, one of the 2018 Lenders is an affiliate of our director, Greg Akselrud, two of the 2018 Lenders are related to our Chairman and Chief Executive Officer, Brian Ross, and two of the 2018 Lenders are our employees. The 2018 Promissory Notes are unsecured, have a maturity date of May 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. We also issued to the 2018 Lenders six-year warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.35 per share. The fair value of the warrants amounted to $737,218 and was capitalized as deferred financing costs, of which $61,435 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively.

August 2018 Promissory Notes

On August 31, 2018, we borrowed an aggregate of $1,500,000 from the August 2018 Lenders, and issued the August 2018 Promissory Notes, for the repayment of the amounts borrowed. The August 2018 Lenders are all accredited investors. The August 2018 Promissory Notes are unsecured, have a maturity date of August 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. We also issued to the August 2018 Lenders six-year warrants to purchase an aggregate of 1,500,000 shares of our common stock exercisable for cash at an exercise price of $0.35 per share. The fair value of the warrants amounted to $276,798 and was capitalized as deferred financing costs, of which $23,066 and $0 was expensed during the three-month periods ended March 31, 2019 and 2018, respectively.

Changes in Cash Flows

	Three-month periods ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,013,637)	$(1,256,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,367	119,059
Amortization of deferred financing cost	314,787	202,898
Provision for bad debt	35,952	(235,441)
Fair value of options and warrants	125,696	99,352
Changes in operating assets and liabilities:
Accounts receivable	(187,146)	71,925
Prepaid expenses	89,102	32,894
Accounts payable and accrued expenses	1,049,631	(308,112)
Deferred revenues	(204,621)	176,894
Other liabilities	155,542	-
Other assets	(1,533)	(2,783)
Net cash provided by (used in) operating activities	374,140	(1,099,773)

Cash flows from investing activities:
Capitalized software for internal use	-	(375,000)
Capital expenditures	-	(13,402)
Net cash used in investing activities	-	(388,402)

Cash flows from financing activities:
Principal repayment of credit facility and loan	(360,000)	(662,058)
Proceeds from credit facility	499,980	3,771,600
Repayments of promissory notes		(1,000,000)
Net cash provided by financing activities	139,980	2,109,542

Effect of exchange rate changes on cash	2,931	17,630

Net increase in cash, cash equivalents and restricted cash	517,051	638,997

Cash, cash equivalents and restricted cash, beginning of period	77,295	216,883

Cash, cash equivalents and restricted cash, end of period	$594,346	$855,880

Comparison of three months ended March 31, 2019 to March 31, 2018

As of March 31, 2019, we had cash of approximately $600,000.

Net cash provided by operating activities was approximately $0.4 million during the three-month period ended March 31, 2019 compared to net cash used in operations of approximately $1.1 million during the same period in 2018. The change in operating cash flow was primarily due to the increase in accounts payable and accrued expenses.

There was no cash provided by or used in investing activities during the three-month period ended March 31, 2019 compared to net cash used in investing activities of approximately $390,000 for the three-month period ended March 31, 2018. There were no capital expenditures during the three-month period ended March 31, 2019 and internal use software is not capitalized after the full impairment at December 31, 2018.

Net cash provided by financing activities was approximately $0.1 million for the three-month period ended March 31, 2019 compared to net cash provided by financing activities of approximately $2.1 million for the same period in 2018. The decrease in cash provided by financing activities is primarily due to proceeds from our credit facility of $4.5 million, offset by related financing costs of $175,000 and repayments of short-term loan and promissory notes of approximately $1.6 million in the first quarter of 2018.

Exercise of warrants and options

There were no proceeds generated from the exercise of warrants or options during the three-month period ended March 31, 2019.

Other outstanding obligations at March 31, 2019

Warrants

As of March 31, 2019, 25,545,517 shares of our Common Stock are issuable pursuant to the exercise of warrants.

Options

As of March 31, 2019, 7,130,000 shares of our Common Stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures are effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information.

Given the timing of the events, the following information is included in this Form 10-Q pursuant to Item 1.01 “Entry into a Material Definitive Agreement,” and Item 2.03 “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant,” of Form 8-K in lieu of filing a Form 8-K.

On May 15, 2019, we entered into the Asset Purchase Agreement with Constellation pursuant to which we have agreed to sell substantially all of the assets associated with our CAKE and Journey by CAKE Business, to Constellation for a base purchase price of $19,400,000 plus or minus an estimated closing date adjustment based on the net tangible assets of the Business at the closing, a holdback of $500,000 adjusted pursuant to the terms of the Asset Purchase Agreement and payable on the first anniversary of the closing date, and a three year earnout equal to 30% of the amount that the annual net revenue of the Business exceeds $13,750,000 and payable within 120 days on each of the first, second and third end of month anniversaries of the closing date.

Under the Asset Purchase Agreement, Constellation will acquire all of the assets used by us in the Business and will assume our post-closing obligations under certain vendor, customer and other commercial contracts related to the Business, including the lease for our headquarters in Newport Beach, California and the Subsidiary’s office in the United Kingdom. Our cash and cash equivalents, and the assets associated with our Accelerize trademark, are excluded from the sale of the Business. Constellation will offer employment to certain of our employees following the closing date.

Under the Asset Purchase Agreement, the consummation of the sale of the Business is subject to satisfaction or waiver of certain closing conditions, including the approval of the sale of the Business by our stockholders, the payment of the outstanding principal amount of indebtedness due to Beedie and SaaS Capital and the release of their security interest in the assets related to the Business, the accuracy in material respects of the parties’ representations and warranties and material compliance with covenants, the absence of any legal process that prevents or adversely affects the sale of the Business and the delivery of certain other agreements and consents.  We and our Chief Executive Officer have agreed not to compete with the Business for a period of five years from the closing date and not to solicit from the Business employees, customers, vendors and others with a business relationship with the Business for a period of two years.

The Asset Purchase Agreement prohibits the us and our directors, officers, employees and other representatives from soliciting or facilitating an alternative proposal for the acquisition of the Business, however, such parties may engage in discussions pursuant to unsolicited third party offers to the extent necessary to satisfy their fiduciary obligations to our stockholders, subject to notice to Constellation of such discussions. The Asset Purchase Agreement may be terminated under certain circumstances including mutual agreement of the parties, the material breach of the agreement by a party, or to the extent the closing has not occurred by June 30, 2019, subject to extension related to the approval of the sale of the Business by our stockholders. In the event that the Asset Purchase Agreement is terminated as a result of a superior offer or the breach of certain closing conditions, the party responsible for the termination will be required to pay damages in the amount of $1,000,000 to the other. In the event that the Asset Purchase Agreement is terminated as a result of the failure of our stockholders to approve the sale of the Business, we will pay to Constellation damages in the amount of $194,000.

We intend to use the proceeds from the sale of the Business to pay the outstanding principal amount of indebtedness due to Beedie and SaaS Capital, to repay the outstanding principal amount of indebtedness due to certain of the 2018 Lenders and August 2018 Lenders, to pay transaction expenses, and for general corporate purposes.

On May 15, 2019, we entered into the Emerging Growth Agreement with the Seller, pursuant to which we will acquire certain assets from the Seller related to its sponsored content and marketing business for a purchase price consideration consisting of $420,000 in cash, 30,000,000 shares of our common stock, and preferred stock of a class to be created, with an aggregate stated value of $3,000,000, which will bear interest at 6% per annum and be convertible into our common stock at a conversion price to be mutually agreed in the future, without voting rights or a liquidation preference except with respect to default interest.  The securities to be issued will be issued pursuant to an exemption under Section 4(a)(2) of the Securities Act. The Emerging Growth Agreement is subject to satisfaction or waiver of certain closing conditions, including the closing of the sale of the Business under the Asset Purchase Agreement with Constellation and the delivery of certain other agreements and consents.  The closing of the Emerging Growth Agreement is expected to occur contemporaneously with the closing of the Asset Purchase Agreement with Constellation.

On May 15, 2019, we entered into amendments of the 2018 Promissory Notes and the August 2018 Promissory Notes with 13 of the 2018 Lenders and the August 2018 Lenders, respectively, holding an aggregate principal balance of $2,450,000 to revise the terms of prepayment of the 2018 Promissory Notes and the August 2018 Promissory Notes such that upon prepayment in full, instead of paying two years of accrued but unpaid interest, we shall issue to each such 2018 Lender or August 2018 Lender one share of our common stock for each dollar of original principal under its 2018 Promissory Note or August 2018 Promissory Note.  In addition, on May 15, 2019 we entered into an exchange agreement with the remaining 2018 Lenders and August 2018 Lenders, whereby an aggregate of $500,000 of principal under the 2018 Promissory Notes and the August 2018 Promissory Notes will be cancelled and exchanged for 50,000 shares of preferred stock of a class to be created with a stated value per share of $1,000, which will bear interest at 12% per annum, be convertible into our common stock at the election of the holder at a conversion price per share of common stock equal to the ten day volume weighted average price per share immediately prior to conversion, and be redeemable at our option following the third year after issuance, without voting rights or a liquidation preference.  The 2018 Lenders and August 2018 Lenders holding the remaining aggregate principal balance of $550,000 of 2018 Promissory Notes and the August 2018 Promissory Notes will cancel their existing notes and be issued new promissory notes substantially similar to the 2018 Promissory Notes and the August 2018 Promissory Notes but with the amended prepayment provision described above.  The securities to be issued will be issued pursuant to an exemption under Section 4(a)(2) of the Securities Act. The foregoing amendments and exchanges are expected to occur contemporaneously with the closing of the Asset Purchase Agreement with Constellation.

On May 15, 2019, we entered into a seventh amendment of the Beedie Credit Agreement to, among other things, provide that upon the closing of the Asset Purchase Agreement with Constellation, we will pay to Beedie the outstanding principal balance and accrued but unpaid interest due under the Beedie Credit Agreement, Beedie will release its liens related to the Business, Beedie’s warrants to purchase an aggregate of 7,935,000 shares of our common stock will be cancelled, and fees payable under the terms of the Beedie Credit Agreement in the aggregate amount of $1,015,861.69 will be payable to Beedie from the holdback and earnout payments payable by Constellation under the Asset Purchase Agreement.

On May 15, 2019, we entered into a consent letter, agreement and waiver of the SaaS Capital Loan to, among other things, provide that upon the closing of the Asset Purchase Agreement with Constellation, we will pay to SaaS Capital the outstanding principal balance and accrued but unpaid interest due under the SaaS Capital Loan plus $250,000 in fees, SaaS Capital will release its liens related to the Business, SaaS Capital’s warrants to purchase an aggregate of 1,733,333 shares of our common stock will be cancelled, and fees payable under the terms of the SaaS Capital Loan in the aggregate amount of $495,185.84 will be payable to SaaS Capital from the holdback and earnout payments payable by Constellation under the Asset Purchase Agreement.

The foregoing descriptions of the agreements and transactions do not purport to be complete and are qualified in their entirety by reference to the full text of the related agreements and documents, which are attached as exhibits to this Quarterly Report on Form 10-Q and are incorporated in this report by reference. Each of the Asset Purchase Agreement and Emerging Growth Agreement has been attached to provide investors with information regarding its terms and is not intended to provide any other factual information about the parties to such agreement. The representations and warranties of each party set forth in such agreements have been made solely for the benefit of the other party thereto for the purpose of allocating contractual risk between the parties and not for the purpose of establishing matters as to fact. In particular, the assertions embodied in the representations and warranties contained in the agreements (i) may have been qualified, modified, or excepted by confidential disclosures made to the other party for the purpose of allocation of contractual risk, (ii) are subject to materiality qualifications contained in the agreements which may differ from what may be viewed as material by investors and (iii) were made only as of the date of the agreements or such other date as is specified in the therein. Accordingly, the representations and warranties in the agreements should not be viewed or relied upon as characterizations of the actual state of facts about the parties thereto.

Item 6.  Exhibits

2.1	Asset Purchase Agreement, dated May 15, 2019, by and between Accelerize Inc. and CAKE Software Inc.*; ***

2.2	Asset Purchase Agreement, dated May 15, 2019, between Emerging Growth LLC and Accelerize Inc.*;***

10.1

Fourth Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of January 23, 2019 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 16, 2019).

10.2

Tenth Amendment to Loan and Security Agreement between Accelerize Inc. and SaaS Capital Funding II, LLC, dated as of January 23, 2019 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 16, 2019).

10.3

Fifth Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of March 1, 2019 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 16, 2019).

10.4

Payment Deferral Agreement between Accelerize Inc. and Saas Captial Funding II, LLC, dated as of March 1, 2019 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 16, 2019).

10.5	Sixth Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of May 1, 2019.*

10.6	Payment Deferral Agreement between Accelerize Inc. and Saas Captial Funding II, LLC, dated as of May 2, 2019.*

10.7	Form of Amendment to Promissory Note.*

10.8	Form of Exchange Agreement.*

10.9	Seventh Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of May 15, 2019.*

10.10	Consent Letter, Agreement and Waiver between Accelerize Inc. and SaaS Capital Funding II, LLC, dated as of May 15, 2019.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.
***	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish on a supplemental basis a copy of any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE INC.

Dated: May 20, 2019	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)