Form 10-Q
period 2019-06-30
Accelerize Inc.
filed 2019-08-16
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number: 000-52635

ACCELERIZE INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3858769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2601 OCEAN PARK BOULEVARD, SUITE 310

SANTA MONICA,

CALIFORNIA 90405

 (Address of principal executive offices) (Zip code)

(310) 314-8804

 (Registrant’s Telephone Number, including Area Code)

20411 SW BIRCH STREET, SUITE 250

NEWPORT BEACH

CALIFORNIA 92660
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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 16, 2019, was 99,679,709.

When used in this quarterly report, the terms “Accelerize,” “the Company,” “we,” “our,” and “us” refer to Accelerize Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations for 2019, our expectations for revenue sources, costs of revenue and expenses going forward, and that we will continue to pursue strategic transactions and opportunities, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of Accelerize Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” contained herein and in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on April 16, 2019. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

ACCELERIZE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERIZE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets
Cash	$1,251,087	$27,295
Restricted cash	50,000	50,000
Accounts receivable, net	51,560	-
Prepaid expenses and other current assets	32,500	-
Current assets of discontinued operations	40,710	2,336,311
Total current assets	1,425,857	2,413,606

Other assets
Property and equipment	3,738	-
Goodwill	3,804,817
Noncurrent assets of discontinued operations	-	160,246
Total other assets	3,808,555	160,246
Total assets	$5,234,412	$2,573,852

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$152,633	$-
Deferred revenues	21,340	-
Current liabilities of discontinued operations	383,023	6,861,284
Total current liabilities	556,996	6,861,284
Noncurrent liabilities of discontinued operations	-	9,185,743
Total liabilities	556,996	16,047,027

Commitments and contingencies

Stockholders' equity (deficit)
Series A Preferred stock, $0.001 par value, 500 shares authorized, 500 and 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	-
Series B Preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 and 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 99,679,709 and 66,179,709 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	99,679	66,179
Additional paid-in capital	34,013,702	29,498,125
Accumulated deficit	(29,362,096)	(42,960,124)
Accumulated other comprehensive income	(73,873)	(77,355)
Total stockholders' equity (deficit)	4,677,416	(13,473,175)
Total liabilities and stockholders' equity (deficit)	$5,234,412	$2,573,852

See accompanying notes to unaudited condensed consolidated financial statements

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Net revenues	$62,720	$-	$62,720	$-
Cost of revenue	33,449	-	33,449	-
Gross profit	29,271	-	29,271	-

Operating expenses:
Selling, general and administrative	605,828	245,125	894,829	702,832
Total operating expenses	605,828	245,125	894,829	702,832

Loss from operations	(576,557)	(245,125)	(865,558)	(702,832)

Other income (expense):
Interest income	56	25	112	36
Total other income (expense)	56	25	112	36

Net loss before provision for income taxes	(576,501)	(245,100)	(865,446)	(702,796)
Provision for (benefit from) income taxes	-	-	-	-
Net income (loss) from continuing operations	(576,501)	(245,100)	(865,446)	(702,796)
Gain (loss) from discontinued operations, net of tax	15,194,741	(1,318,944)	14,470,049	(2,117,707)
Net income (loss)	$14,618,240	$(1,564,044)	$13,604,603	$(2,820,503)
Preferred stock interest	6,575	-	6,575	-
Net income (loss) available to common shareholders	$14,611,665	$(1,564,044)	$13,598,028	$(2,820,503)

Net loss from continuing operations per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Net income (loss) from discontinued operations per share, basic and diluted	$0.22	$(0.02)	$0.21	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	69,861,028	65,939,709	68,030,538	65,939,709

See accompanying notes to unaudited condensed consolidated financial statements

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Net income (loss)	$14,618,240	$(1,564,044)	$13,604,603	$(2,820,503)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	551	(31,147)	3,482	(13,517)
Total other comprehensive income (loss), net of tax	551	(31,147)	3,482	(13,517)
Comprehensive income (loss)	$14,618,791	$(1,595,191)	$13,608,085	$(2,834,020)

See accompanying notes to unaudited condensed consolidated financial statements

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Three and Six Month period Ended June 30, 2019 and 2018

									Accumulated
							Additional		Other
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2017	-	$-	-	$-	65,939,709	$65,938	$26,301,747	$(31,542,684)	$(41,540)	$(5,216,539)

Fair value of options and restricted stock awards	-	-	-	-	-	-	38,303	-	-	38,303
Fair value of warrants	-	-	-	-	-	-	61,050	-	-	61,050
Fair value of warrants issued with promissory notes	-	-	-	-	-	-	1,156,695	-	-	1,156,695
Net loss	-	-	-	-	-	-	-	(1,256,459)	-	(1,256,459)
Foreign currency translation	-	-	-	-	-	-	-	-	17,630	17,630
Balance, March 31, 2018	-	-	-	-	65,939,709	65,938	27,557,795	(32,799,143)	(23,910)	(5,199,320)

Fair value of options and restricted stock awards	-	-	-	-	-	-	37,619	-	-	37,619
Fair value of warrants	-	-	-	-	-	-	66,515	-	-	66,515
Fair value of warrants issued with promissory notes	-	-	-	-	-	-	881,600	-	-	881,600
Net loss	-	-	-	-	-	-	-	(1,564,044)	-	(1,564,044)
Foreign currency translation	-	-	-	-	-	-	-	-	(31,147)	(31,147)
Balance, June 30, 2018	-	$-	-	$-	65,939,709	$65,938	$28,543,529	$(34,363,187)	$(55,057)	$(5,808,777)

Balance, December 31, 2018	-	$-	-	$-	66,179,709	$66,179	$29,498,125	$(42,960,124)	$(77,355)	$(13,473,175)

Fair value of options and restricted stock awards	-	-	-	-	-	-	36,578	-	-	36,578
Fair value of warrants	-	-	-	-	-	-	89,119	-	-	89,119
Fair value of warrants issued with promissory notes	-	-	-	-	-	-	44,670	-	-	44,670
Fair value of repricing adjustment	-	-	-	-	-	-	104,638	-	-	104,638
Net loss	-	-	-	-	-	-	-	(1,013,637)	-	(1,013,637)
Foreign currency translation	-	-	-	-	-	-	-	-	2,931	2,931
Balance, March 31, 2019	-	-	-	-	66,179,709	66,179	29,773,130	(43,973,761)	(74,424)	(14,208,876)

Conversion of debt into Series A Preferred Stock	500	1	-	-	-	-	499,999	-	-	500,000
Issuance of Series B Preferred Stock for acquisition of CFN	-	-	3,000	3	-	-	686,997	-	-	687,000
Issuance of common stock for acquistion of CFN	-	-	-	-	30,000,000	30,000	2,670,000	-	-	2,700,000
Issuance of common stock as payment of interest	-	-	-	-	3,500,000	3,500	311,500	-	-	315,000
Fair value of options and restricted stock awards	-	-	-	-	-	-	34,385	-	-	34,385
Fair value of warrants	-	-	-	-	-	-	37,691	-	-	37,691
Preferred stock interest	-	-	-	-	-	-	-	(6,575)	-	(6,575)
Net income	-	-	-	-	-	-	-	14,618,240	-	14,618,240
Foreign currency translation	-	-	-	-	-	-	-	-	551	551
Balance, June 30, 2019	500	$1	3,000	$3	99,679,709	$99,679	$34,013,702	$(29,362,096)	$(73,873)	$4,677,416

See accompanying notes to unaudited condensed consolidated financial statements

ACCELERIZE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,	June 30,
	2019	2018

Cash flows from operating activities
Net income (loss)	$13,604,603	$(2,820,503)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	31,563	346,858
Gain on sale of CAKE Business	(19,473,080)	-
Amortization of deferred financing cost	2,511,960	384,407
Provision for bad debt	54,264	(335,801)
Fair value of options and warrants	197,773	203,486
Issuance of common stock as payment of interest	315,000	-

Changes in operating assets and liabilities:
Accounts receivable	(3,615)	129,609
Prepaid expenses and other current assets	172,155	(40,214)
Other assets	28,095	12,388
Accounts payable and accrued expenses	(1,928,243)	(188,443)
Deferred revenue	(284,198)	-
Other liabilities	(602,083)	416,393

Net cash (used in) operating activities	$(5,375,806)	$(1,891,820)

Cash flows from investing activities
Capitalized software for internal use	-	(750,000)
Purchase of property and equipment	(1,751)	(28,698)
Proceeds from sale of CAKE Business	20,892,667	-
Payments for acquisition of subsidiary	(420,000)	-
Net cash provided by (used in) investing activities	$20,470,916	$(778,698)

Cash flows from financing activities
Principal repayments of credit facility and loan	(11,772,514)	(2,163,212)
Proceeds from credit facility	900,000	4,702,197
Proceeds from promissory notes	-	1,000,000
Repayment of related party notes	(300,000)
Repayment of promissory notes	(2,700,000)	-

Net cash (used in) provided by financing activities	$(13,872,514)	$3,538,985

Effect of exchange rate fluctuations on cash	1,196	(13,517)

Net change in cash and restricted cash	1,223,792	854,950
Cash and restricted cash, beginning of the period	77,295	216,883
Cash and restricted cash, end of the period	$1,301,087	$1,071,833

Supplemental disclosure of cash flow information:
Interest paid	$946,691	$711,627
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Fair value of warrants issued in connection with line of credit and promissory notes	$44,670	$2,038,296
Capital expenditure included in accounts payable	$-	$1,299
Accrued payables and short-term note directly paid off by credit facility	$-	$623,399
Prepaid expenses reclassified to deferred financing costs	$-	$70,000
Accrual of preferred stock interest	$6,575	$-
Accrued interest reclassed to credit facility	$62,379	$-
Warrant repricing adjustment	$104,638	$-
Conversion of notes payable to Series A Preferred Stock	$500,000	$-
Issuance of Series B Preferred Stock for acquisition of subsidiary	$687,000	$-
Issuance of common stock for acquisition of subsidiary	$2,700,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

ACCELERIZE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Organization

Accelerize Inc., a Delaware corporation, incorporated on November 22, 2005, or the Company, owned and operated CAKE, a Software-as-a-Service platform providing online tracking and analytics solutions for advertisers and online marketers. The Company provided software solutions for businesses interested in expanding their online advertising spend.

On May 15, 2019, the Company entered into an asset purchase agreement, or the Asset Purchase Agreement, with CAKE Software, Inc., a Delaware corporation and a subsidiary of Constellation Software Inc., an Ontario, Canada corporation (TSX: CSU), or Constellation, pursuant to which the Company agreed to sell substantially all of the assets associated with its CAKE and Journey by CAKE business, or the CAKE Business, to Constellation for a base purchase price of $19,400,000 plus or minus an estimated closing date adjustment based on the net tangible assets of the CAKE Business at the closing, a holdback of $500,000 adjusted pursuant to the terms of the Asset Purchase Agreement and payable on the first anniversary of the closing date, and a three year earnout equal to 30% of the amount that the annual net revenue of the CAKE Business exceeds $13,750,000 and payable within 120 days on each of the first, second and third end of month anniversaries of the closing date. The sale of the assets of the CAKE Business pursuant to the Asset Purchase Agreement closed on June 18, 2019, and the Company received proceeds of $20,892,667, net of the estimated closing date adjustment.

As of the closing date, Constellation acquired all of the assets used by the Company in the CAKE Business and assumed the Company’s post-closing obligations under certain vendor, customer and other commercial contracts related to the CAKE Business, including the Company’s lease for its headquarters in Newport Beach, California. The Company’s cash and cash equivalents, and the assets associated with its Accelerize trademark, are excluded from the sale of the CAKE Business. Constellation offered employment to certain of the Company’s employees following the closing date.

On May 15, 2019, the Company entered into the Emerging Growth Agreement with Emerging Growth, LLC, or the Seller, pursuant to which the Company acquired certain assets from the Seller related to its sponsored content and marketing business for a purchase price consideration consisting of $420,000 in cash, 30,000,000 shares of the Company’s common stock, and 3,000 shares of Series B preferred stock with a total stated value of $3,000,000 which bears interest at 6% per annum and is convertible into the Company’s common stock at a conversion price to be mutually agreed in the future, without voting rights or a liquidation preference except with respect to default interest. The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. The closing of the purchase of the assets pursuant to the Emerging Growth Agreement occurred on June 20, 2019.

Subsequent to the closing of the Asset Purchase Agreement on June 18, 2018, the Company’s continuing operations consist of the sponsored content and marketing business from the assets acquired pursuant to the Emerging Growth Agreement.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had working capital of $868,861 and an accumulated deficit of $29,362,096 as of June 30, 2019.  The Company also had a net loss from continuing operations of $865,446 during the six months ended June 30, 2019.

As discussed above, on May 15, 2019, the Company entered into the Asset Purchase Agreement with Constellation under which all the net assets associated with the CAKE Business were sold. The proceeds from the Asset Purchase Agreement were used to pay off the Company’s existing debt, as well as to acquire certain assets in the Emerging Growth Agreement from the Seller related to its sponsored content and marketing business. Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the business acquired under the Emerging Growth Agreement and managing and reducing operating and overhead costs. The Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company and Cake Marketing UK Ltd., or the Subsidiary. The Company discontinued its operations associated with its CAKE Business and the operations of its Subsidiary in May 2019. These accounts have been presented as discontinued operations in the accompanying unaudited condensed consolidated financial statements. Continuing operations presented in periods prior reflect administrative expenses associated with business insurance, legal and accounting fees that the Company will continue to incur. All material intercompany accounts and transactions between the Company and its Subsidiary have been eliminated in consolidation.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2018 and 2017, respectively, which are included in the Company’s December 31, 2018 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 16, 2019.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended June 30, 2019 are not necessarily indicative of results for the entire year ending December 31, 2019.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets, borrowing rate considered for operating lease right-of-use asset and related operating lease liability, and assumptions used in Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these unaudited condensed consolidated financial statements to conform to current period classifications. The prior year amounts have also been reclassified in these financial statements to properly report amounts under current operations and discontinued operations (see note 6).

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank. The bank requires a collateral which is placed in a money market account and can be increased or decreased at any time at the discretion of the Company.  The Company’s restricted cash amounted to $50,000 at June 30, 2019 and December 31, 2018.  The restricted cash balance of $50,000 is included as a component of total cash and restricted cash in the beginning and ending balances as presented on the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2019 and 2018.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. There was no allowance for doubtful accounts as of June 30, 2019 or December 31, 2018.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. From time-to-time, the Company’s bank balances exceed the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits. The Company had cash balances of approximately $1,034,000 at June 30, 2019 that exceeded the FDIC insurance limit.

The Company's accounts receivable are due from customers located in the United States. The Company had two customers who each accounted for 11.4% of its accounts receivable at June 30, 2019 and none at December 31, 2018.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

The Company accounts for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Payment terms vary by client and the services offered.

Prior to the Company discontinuing the operations of its CAKE Business in May 2019, the Company’s SaaS revenues were generated from implementation and training fees and a monthly license fee, supplemented by per transaction fees paid by customers for monthly platform usage. The initial term of the customer contract were generally one year with one of two general cancellation policies. Each party could cancel the contract within the initial period or after the initial period, with 30-days’ prior notice. The Company did not provide any general right of return for its delivered items. Services associated with the implementation and training fees had standalone value to the Company’s customers, as there are third-party vendors who offer similar services to the Company’s services. Accordingly, they qualified as separate units of accounting. The Company allocated a fair value to each element deliverable at the recognition date and recognized such value when the services are provided. The Company bases the fair value of the implementation and training fees on third-party evidence and the monthly license fee on vendor-specific objective evidence. Fees charged by third-party vendors for implementation and training services do not vary significantly from the fees charged by the Company. Services associated with implementation and training fees were generally rendered within a month from the initial contract date. The value attributed to the monthly license fees as well as the fees associated with monthly transaction-based platform usage were recognized in the corresponding period.

Subsequent to the closing of the Emerging Growth Agreement on June 20, 2019, the Company’s revenue is generated from the sale of promotional service packages to its customers ranging from 3 to 6 months. The Company offers different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity. The services provided by the Company include advertising, publishing of interviews and articles across its network and featuring of client content on its newsletters and social media. The packages all have fixed prices that are billed monthly over the terms of the agreement in even amounts. The Company recognizes revenue for its performance obligation associated with its contracts with customers over time as work is performed, which is deemed to occur evenly throughout the duration of the contract. This also reflects the pattern in which costs are incurred on performing the contracts. To the extent revenue recognized on contracts at each period end exceeds collections, the amounts are reflected as accounts receivable. To the extent collections on contracts at each period end exceeds revenue recognized, the amounts are reflected as deferred revenue.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses amounted to $60,698 and $142,449 for the three months ended June 30, 2019 and 2018, respectively. Advertising expenses amounted to $159,665 and $276,107 for the six months ended June 30, 2019 and 2018, respectively. These advertising expenses are all reported as a component of discontinued operations for the three and six months ended June 30, 2019 and 2018.

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The functional currency of the Company’s Subsidiary in the United Kingdom was British Pounds. The translation from British Pounds to U.S. dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet date, equity accounts using historical exchange rates or rates in effect at the balance sheet date, and for revenue and expense accounts using the average exchange rate in effect during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss). Foreign currency translation gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Software Development Costs

At December 31, 2018, the Company impaired the entire balance of unamortized internal-use software development costs which amounted to approximately $4,725,000 and did not capitalize internal-use software development costs in 2019. Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Prior to the December 31, 2018 impairment, costs associated with the application development stage of new software products and significant upgrades and enhancements thereto were capitalized when 1) management implicitly or explicitly authorized and committed to funding a software project and 2) it was probable that the project would be completed and the software would be used to perform the function intended. The Company capitalized internal-use software development costs of $375,000 and $750,000 during the three and six-month periods ended June 30, 2018. The Company amortized such costs once the new software products and significant upgrades and enhancements were completed. The Company’s amortization expenses associated with capitalized software development costs amounted to $216,146 and $321,146 during the three and six-month periods ended June 30, 2018 and was reflected in cost of revenues. There were no expenses associated with capitalized software development costs during the three or six-month periods ended June 30, 2019. The amortization expenses above are reported as a component of discontinued operations.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of June 30, 2019, the Company had 7,130,000 outstanding stock options and 12,627,109 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of June 30, 2018, the Company had 7,245,000 outstanding stock options and 11,469,341 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

The Company has elected to use the Black-Scholes option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Compensation expense recognized in the statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Common stock awards

The Company has granted common stock awards to non-employees in exchange for services provided. The Company measures the fair value of these awards using the fair value of the services provided or the fair value of the awards granted. The fair value of the awards is recognized on a straight-line basis as services are rendered. The share-based payments related to common stock awards for the settlement of services provided by non-employees is recorded on the consolidated statement of comprehensive loss in the same manner and charged to the same account as if such settlements had been made in cash.

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded at fair value as a reduction in additional paid-in capital of the common stock issued. All other warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 5, Stockholders’ Deficit.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. The Company has adopted this standard on January 1, 2019 and recognized assets and liabilities arising from any leases that meet the requirements under this standard on the adoption date and included qualitative and quantitative disclosures in the Company’s notes to the condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. This Company has adopted this standard on January 1, 2019 and it has had no impact in the Company’s condensed consolidated financial statements.

Other accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following at June 30, 2019 and December 31, 2018.

	June 30,	December 31,
	2019	2018
	(Unaudited)

Computer equipment and software	$8,139	$-

	8,139	-

Less: accumulated depreciation	(4,401)	-

	$3,738	$-

Depreciation expense from continuing operations amounted to $197 for the three and six months ended June 30, 2019. There was no depreciation expense from continuing operations during 2018.

NOTE 4: ACQUISITONS

On May 15, 2019, the Company entered into the Emerging Growth Agreement with Emerging Growth, LLC (see Note 1), which closed on June 20, 2019. Pursuant to the terms of the Emerging Growth Agreement, the Company acquired certain assets from the Seller related to its sponsored content and marketing business for a purchase price consideration consisting of $420,000 in cash, 30,000,000 shares of the Company’s common stock valued at $2,700,000, and 3,000 shares of Series B preferred stock valued at $687,000. As a result, the total purchase price amounted to $3,807,000.

A summary of the purchase price allocation at fair value is below.  The business combination accounting is not yet complete and the amounts assigned to the net assets acquired are provisional.  Therefore, this may result in future adjustments to the provisional amounts as new information is obtained about facts and circumstances that existed at the acquisition date.

Purchase Allocation
Property and equipment	$2,183
Goodwill	3,804,817
$3,807,000

The following are the unaudited pro forma results of operations for the three and six months ended June 30, 2019 and 2018, as if the assets purchased in the Emerging Growth Agreement had been acquired on January 1, 2018.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (Unaudited)
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Revenue from continuing operations	$1,055,843	$1,033,378

Net loss from continuing operations	$(717,591)	$(407,473)

Net loss from continuing operations per common share - basic and diluted	$(0.01)	$(0.01)

	Pro Forma Combined Financials (Unaudited)
	Thee Months Ended June 30, 2019	Three Months Ended June 30, 2018

Revenue from continuing operations	$667,356	$545,153

Net loss from continuing operations	$(458,887)	$(426,537)

Net loss from continuing operations per common share - basic and diluted	$(0.01)	$(0.01)

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

On June 20, 2019, the Company issued an aggregate of 3,500,000 restricted shares of common stock to certain promissory note holders as consideration for early payment of the promissory notes. The value of the shares issued amounted to $315,000 and was recorded as interest expense during the three and six months ended June 30, 2019.

On June 20, 2019, the Company issued 30,000,000 restricted shares of common stock to Emerging Growth, LLC as part of the acquisition under the Emerging Growth Agreement (see Note 4). The value of the stock amounted to $2,700,000 and was recorded as part of the acquisition price of the net assets acquired under the Emerging Growth Agreement.

Restricted Stock Issued as Compensation

During 2018 and 2017, the Company issued 120,000 restricted shares of its common stock, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2018 and July 1, 2017, to each of its non-employee directors as partial annual compensation for services as a director. As of June 30, 2019 and 2018, these restricted shares were fully issued. The Company recorded expenses of $30,000 during the three month periods ended June 30, 2019 and 2018 and $60,000 during the six months ended June 30, 2019 and 2018.

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.001 per share, of which 500 have been authorized as Series A Preferred Stock and 3,000 have been authorized as Series B Preferred Stock.

On June 20, 2019, the Company issued to certain of its promissory noteholders an aggregate of 500 shares of Series A Preferred Stock, each with a stated value per share of $1,000, as conversion of $500,000 worth of outstanding promissory notes. The Series A Preferred Stock bears interest at 12% per annum, and is convertible into the Company’s common stock at the election of the holder at a conversion price per share to be mutually agreed between the Company and the holder in the future, and be redeemable at the Company’s option following the third year after issuance, without voting rights or a liquidation preference.

On June 20, 2019, the Company issued 3,000 shares of Series B Preferred Stock to Emerging Growth, LLC, each with a stated value of $1,000 per share, as part of the Emerging Growth Agreement. The aggregate fair value of $687,000 was recorded as part of the acquisition price of the net assets acquired from Emerging Growth, LLC (see Note 4). The Series B Preferred Stock bears interest at 6% per annum and is convertible into the Company’s common stock at the election of Emerging Growth, LLC at a conversion price per share to be mutually agreed between the Company and Emerging Growth, LLC in the future, without voting rights or a liquidation preference, except with respect to accrued penalty interest.

For the three and six months ended June 30, 2019, the Company incurred $6,575 of interest from the outstanding preferred stock.

Warrants

There were no exercises of warrants during the six months ended June 30, 2019 or 2018.

During the three months ended March 31, 2019, the Company issued 500,000 warrants exercisable at a price of $0.15 per share which expire on January 25, 2024. The fair value of these warrants amounted to $44,670, and was recognized as deferred financing costs using the effective interest method during the three-month period ended March 31, 2019. Additionally, per the down round feature of 7,935,000 warrants issued in connection with the Beedie Credit Agreement (see Note 6), pursuant to ASU 2017-11 which allows instruments with a down round feature to qualify for equity classification, the Company recognized the value of the feature when it was activated and there was an actual reduction of the strike price or conversion feature. The reduction in income of such 7,935,000 warrants amounted to $104,638 and was capitalized as deferred financing costs during the three-month period ended March 31, 2019.

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

There were no warrants granted during the three months ended June 30, 2019. In connection with the closing of the Asset Purchase Agreement for the sale of the CAKE Business, warrants to purchase an aggregate of 9,668,333 shares of the Company’s common stock were cancelled. In addition, 3,250,075 of previously granted warrants to employees were forfeited during the three months ended June 30, 2019.

As of June 30, 2019, and December 31, 2018, there were 12,627,109 and 16,110,517 warrants issued and outstanding, respectively, with a weighted average exercise price $0.66 and $0.62, respectively.

The Company recorded expenses of $37,691 and $66,515 during the three months ended June 30, 2019 and 2018, respectively, related to warrants granted. The Company recorded expenses of $126,810 and $127,565 during the six months ended June 30, 2019 and 2018, respectively, related to warrants granted. As of June 30, 2019, there is no remaining unrecorded compensation expense relating to warrants granted.

Options

The following summarizes the Company’s stock option activity for the six months ended June 30, 2019.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at December 31, 2018	7,232,500	$0.40	3.45
Granted	-
Forfeited/cancelled	(102,500)	1.07
Exercised	-
Outstanding at June 30, 2019 (unaudited)	7,130,000	$0.39	2.92

Vested and expected to vest at June 30, 2019 (unaudited)	7,125,801	$0.39	2.92

Exercisable at June 30, 2019 (unaudited)	7,125,801	$0.39	2.92

As of June 30, 2019, and December 31, 2018, there were 7,130,000 and 7,232,500 options, respectively, issued and outstanding with a weighted average exercise price of $0.39 and $0.40, respectively.

The Company recorded expenses of $4,385 and $7,619 during the three months ended June 30, 2019 and 2018, respectively, related to stock options. The Company recorded expenses of $10,963 and $15,922 during the six months ended June 30, 2019 and 2018, respectively, related to stock options. Employees with unvested stock options all left the Company in connection with the closing of the Asset Purchase Agreement for the sale of the CAKE Business on June 18, 2019. As a result, no further options are expected to vest, and the total compensation cost related to non-vested awards not yet recognized amounted to $0 at June 30, 2019.

NOTE 6: DISCONTINUED OPERATIONS

During May 2019, the Company decided to discontinue most of its operating activities pursuant to the Asset Purchase Agreement entered into with CAKE Software, Inc. (see Note 1).

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of June 30, 2019 and December 31, 2018, and consist of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)
Current assets of discontinued operations
Accounts receivable, net [1]	$-	$2,081,551
Prepaid expenses and other assets	40,710	254,760
Total current assets of discontinued operations	$40,710	$2,336,311

Noncurrent assets of discontinued operations
Property and equipment, net [2]	$-	$52,035
Other assets	-	108,211
Total noncurrent assets of discontinued operations	$-	$160,246

Current liabilities of discontinued operations
Accounts payable and accrued expenses	$383,023	$3,018,394
Deferred revenues [3]	-	443,650
Credit facility, short term [4]	-	3,399,240
Total current liabilites of discontinued operations	$383,023	$6,861,284

Noncurrent liabilities of discontinued operations
Credit facility, net of unamortized financing costs [4]	$-	$5,888,155
Other loan, related party net of unamortized financing costs [5]	-	386,686
Other long-term loan, net of unamortized financing costs [5]	-	2,273,402
Other liabilities	-	637,500
Total noncurrent liabilites of discontinued operations	$-	$9,185,743

[1]

The Company’s accounts receivable was due primarily from advertisers and marketers. Collateral was not required. The Company also maintained allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviewed these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserved for those accounts deemed uncollectible or likely to become uncollectible. When receivables were determined to be uncollectible, principal amounts of such receivables outstanding were deducted from the allowance. The allowance for doubtful accounts amounted to $300,000 and $245,736 at June 30, 2019 and December 31, 2018, respectively.

[2]	The Company’s property and equipment consisted of the following.

	June 30,	December 31,
	2019	2018
	(Unaudited)

Computer equipment and software	$-	$422,441
Office furniture and equipment	-	123,932
Leasehold improvements	-	288,937

	-	835,310

Less: accumulated depreciation	-	(783,275)

	$-	$52,035

Depreciation expense from discontinued operations amounted to $20,998 and $11,653 for the three-months ended June 30, 2019 and 2018, respectively. Depreciation expense amounted to $31,366 and $25,712 for the six-months ended June 30, 2019 and 2018, respectively. The deprecation expense for each period is reflected as a component of discontinued operations.

[3]

The Company’s deferred revenue represented prepayments made by certain customers and undelivered implementation and training fees.  The Company decreased the deferred revenues by the amount of the services it rendered to such clients when provided.

[4]	A summary of the amounts previously outstanding under the Company’s credit facilities are as follows:

	June 30,	December 31,
	2019	2018
	(Unaudited)

Saas Capital Loan	$-	$4,810,135
Less: deferred financing costs	-	(100,867)
Saas Capital Loan, net	-	4,709,268

Beedie Credit Agreement	$-	$6,000,000
Less: deferred financing costs	-	(1,421,873)
Beedie Credit Agreement, net	-	4,578,127

Total outstanding	$-	$10,810,135
Less: deferred financing costs	-	(1,522,740)
Total credit facility loans	$-	$9,287,395

Short-term balance	$-	$3,399,240
Long-term balance	-	5,888,155
Total credit facility loans	$-	$9,287,395

SAAS Capital Loan

On May 5, 2016, the Company entered into a loan and security agreement, or the SaaS Capital Loan, with SaaS Capital Funding II, LLC, or SaaS Capital, to borrow up to a maximum of $8,000,000. Initial amounts borrowed accrued interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed was payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments were subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively.

The fair value of the warrants previously issued in connection with the SaaS Capital Loan were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the three months ended June 30, 2019 and 2018, $50,085 and $49,997, respectively, of debt discount was amortized into interest expense. During the six months ended June 30, 2019 and 2018, $100,867 and $98,414, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

On May 15, 2019, the Company entered into a consent letter, agreement and waiver of the SaaS Capital Loan to, among other things, provide that upon the closing of the Asset Purchase Agreement with Constellation, the Company will pay to SaaS Capital the outstanding principal balance and accrued but unpaid interest due under the SaaS Capital Loan plus $250,000 in fees, SaaS Capital will release its liens related to the Company’s CAKE Business assets , SaaS Capital’s warrants to purchase an aggregate of 1,733,333 shares of the Company’s common stock will be cancelled, and fees payable under the terms of the SaaS Capital Loan in the aggregate amount of $495,186 will be payable to SaaS Capital from the holdback and earnout payments payable by Constellation under the Asset Purchase Agreement in which the Company granted to SaaS Capital a security interest.

All amounts outstanding under the SaaS Capital Loan were paid in full on June 18, 2019 upon the closing of the Asset Purchase Agreement with Constellation. The total amount paid to satisfy the remaining obligation under the SaaS Capital Loan as of the closing date amounted to $4,576,123, consisting of the remaining principal balance outstanding of $4,252,209, as well as interest and fees of $323,914.

Beedie Credit Agreement

On January 25, 2018, the Company entered into a non-revolving term credit agreement, or the Beedie Credit Agreement, with Beedie Investments Limited, or Beedie, to borrow up to a maximum of $7,000,000. Outstanding principal will accrue interest at the rate of 12% per annum increasing to 14% per annum if the Company’s gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal was payable monthly in arrears. The Company paid Beedie a commitment fee of $175,000 and paid to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount.

The fair value of the warrants previously issued in connection with the Beedie Credit Agreement were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the three months ended June 30, 2019 and 2018, $1,391,678 and $110,249, respectively, of debt discount was amortized into interest expense. During the six months ended June 30, 2019 and 2018, $1,571,181 and $181,074, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

On May 15, 2019, the Company entered into a seventh amendment of the Beedie Credit Agreement to, among other things, provide that upon the closing of the Asset Purchase Agreement with Constellation, the Company will pay to Beedie the outstanding principal balance and accrued but unpaid interest due under the Beedie Credit Agreement, Beedie will release its liens related to the Company’s CAKE Business assets, Beedie’s warrants to purchase an aggregate of 7,935,000 shares of the Company’s common stock will be cancelled, and fees payable under the terms of the Beedie Credit Agreement in the aggregate amount of $1,015,862 will be payable to Beedie from the holdback and earnout payments payable by Constellation under the Asset Purchase Agreement in which the Company granted to Beedie a security interest.

All amounts outstanding under the Beedie Credit Agreement were paid in full on June 18, 2019 upon the closing date of the Asset Purchase Agreement with Constellation. The total amount paid to satisfy the remaining obligation under the Beedie Credit Agreement as of the closing date amounted to $7,033,208, consisting of the remaining principal balance outstanding of $6,962,379, as well as interest and fees of $70,829.

[5]	A summary of the amounts previously outstanding under the Company’s other long-term loans were as follows:

	June 30,	December 31,
	2019	2018
	(Unaudited)

2018 Promissory Notes	$-	$1,450,000
August 2018 Promissory Notes	-	1,500,000
Less: deferred financing costs	-	(676,598)
Other long-term loans, net	$-	$2,273,402

2018 Promissory Notes, related party	$-	$550,000
Less: deferred financing costs	-	(163,314)
	$-	$386,686

2018 Promissory Notes

On May 31, 2018, and June 15, 2018, the Company borrowed an aggregate of $2,000,000, respectively, from thirteen lenders, or the 2018 Lenders, and issued promissory notes, or the 2018 Promissory Notes, for the repayment of the amounts borrowed. The 2018 Lenders are all accredited investors, one of the 2018 Lenders is an affiliate of the Company’s director, Greg Akselrud, two of the 2018 Lenders are related to the Company’s Chairman and Chief Executive Officer, Brian Ross, and two of the 2018 Lenders are the Company’s employees. The 2018 Promissory Notes are unsecured, have a maturity date of May 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. The Company also issued to the 2018 Lenders six-year warrants to purchase an aggregate of 3,000,000 shares of the Company’s Common Stock at an exercise price of $0.35 per share.

All amounts outstanding under the 2018 Promissory Notes were paid in full or settled through the exchange of outstanding amounts into Series A Preferred Stock on June 18, 2019 upon the closing of the Asset Purchase Agreement with Constellation. There was no gain or loss associated with this transaction.

August 2018 Promissory Notes

On August 31, 2018, the Company borrowed an aggregate of $1,500,000 from ten lenders, or the August 2018 Lenders and issued promissory notes, or the August 2018 Promissory Notes, for the repayment of the amounts borrowed. The August 2018 Lenders are all accredited investors. The August 2018 Promissory Notes are unsecured, have a maturity date of August 30, 2021 and all principal is due upon maturity. Amounts borrowed accrue interest at 12% per annum and accrued interest is payable monthly. The Company also issued to the August 2018 Lenders six-year warrants to purchase an aggregate of 1,500,000 shares of the Company’s common stock exercisable for cash at an exercise price of $0.35 per share.

All amounts outstanding under the August 2018 Promissory Notes were paid in full or settled through the exchange of outstanding amounts into Series A Preferred Stock on June 18, 2019 upon the closing of the Asset Purchase Agreement with Constellation. There was no gain or loss associated with this transaction.

The fair value of the warrants previously issued in connection with the 2018 Promissory Notes and the August 2018 Promissory Notes were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the three months ended June 30, 2019 and 2018, $755,411 and $20,478, respectively, of debt discount was amortized into interest expense. During the six months ended June 30, 2019 and 2018, $839,912 and $20,478, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying unaudited condensed consolidated statements of operations. The results of the discontinued operations of the CAKE Business for the three and six months ended June 30, 2019 and 2018 have been reflected as discontinued operations in the consolidated statements of operations, and consist of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Net revenues	$4,175,485	$5,397,678	$9,001,307	$11,390,426
Cost of revenue	2,034,098	2,469,136	3,863,471	4,822,996
Gross profit	2,141,387	2,928,542	5,137,836	6,567,430

Operating expenses:
Research and development	484,560	987,776	1,263,808	2,110,399
Sales and marketing	1,160,198	1,061,708	2,016,637	2,232,192
General and administrative	1,726,524	1,661,152	3,086,805	3,203,331
Total operating expenses	3,371,282	3,710,636	6,367,250	7,545,922

Loss from operations	(1,229,895)	(782,094)	(1,229,414)	(978,492)

Other income (expense):
Gain on sale of discontinued operations	19,473,080	-	19,473,080	-
Interest income	34	-	34	750
Interest expense	(3,048,478)	(536,850)	(3,773,651)	(1,139,965)
Total other income (expense)	16,424,636	(536,850)	15,699,463	(1,139,215)

Net income (loss) from discontinued operations before provision for income taxes	15,194,741	(1,318,944)	14,470,049	(2,117,707)
Provision for (benefit from) income taxes	-	-	-	-
Net income (loss) from discontinued operations	$15,194,741	$(1,318,944)	$14,470,049	$(2,117,707)

The following is a summary of the gain on sale of discontinued operations of the CAKE Business reflected above during the three and six months ended June 30, 2019.

Gross proceeds received	$20,892,667

Less: value of net assets sold

Accounts receivable	1,979,342
Prepaid and other current assets	51,363
Property and equipment	20,986
ROU lease asset	1,458,922
Other assets	39,702
Accounts payable and accrued expenses	(344,787)
Deferred revenue	(138,112)
ROU lease liability	(1,612,412)
Other liabilities	(35,417)
Total net assets sold	1,419,587
Gain on sale of CAKE Business	$19,473,080

NOTE 7: COMMITMENTS AND CONTINGENCIES

On June 20, 2019, the Company entered into a Lease Agreement with Emerging Growth, LLC for the lease of office space in Whitefish, Montana, for a period of one year at a rate of $1,500 per month. Management has elected a policy to exclude leases with an initial term of 12 months or less from the balance sheet presentation required under ASC 842. As a result, the office lease has been excluded from balance sheet presentation as it has an original term of 12 months or less.

The Company leases office space in Santa Monica, California, under a short-term lease expiring on July 31, 2019 for $1,000 per month. Subsequent to the quarter ended June 30, 2019, the Company has renewed the terms of the lease for a period of one year through July 31, 2020.

During August 2017, the Company entered into an amendment to its original January 2014 lease for certain office space in Newport Beach.  Pursuant to the lease amendment, effective March 1, 2018, the premises shall be expanded to include an additional 1,332 usable square feet such that the premises shall consist of 11,728 usable square feet in the aggregate. In addition, pursuant to the terms of the lease amendment, the Company extended the term of the lease agreement until June 30, 2023. Commencing on March 1, 2018, the initial base rent for the premises will be $38,702 per month for the first year and increasing to $44,566 per month by the end of the term. This lease was transferred to Constellation upon the sale of the CAKE Business that closed on June 18, 2019. The Company has no further obligations under this lease.

During July 2014, the Company entered into a five-year lease for certain office space in a business center in London, England, which commenced on July 30, 2014. The base rent is GBP 89,667 (approximately $115,000) per year and the estimated service charges for the lease are GBP 45,658 (approximately $56,000) per year. This lease expires on July 30, 2019 and thus is not affected by ASC 842. The Company has discontinued its operations associated with the CAKE Business it conducted at the Subsidiary in London and will be vacating the office when the lease expires.

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

Overview

We owned and operated CAKE and getcake.com, a marketing technology company that provided a proprietary solution for advanced analytics, attribution and campaign optimization for digital marketers, and we sold this business on June 18, 2019. We contemporaneously acquired assets from Emerging Growth LLC related to its cannabis industry focused sponsored content and marketing business, or the CFN Business. Our initial ongoing operations will consist primarily of the CFN Business and we will continue to pursue strategic transactions and opportunities.

The CFN Business generates revenue through sponsored content, including articles, press releases, videos, podcasts, advertisements and other media, email advertisements and other marketing campaigns run on behalf of public and private companies in the cannabis industry, helping them reach accredited, retail and institutional investors. Most revenue is generated through contracts involving a monthly cash payment.

The CFN Business’ primary expenses come advertising on platforms like Twitter and Facebook and from employee salaries and contractor fees. The CFN Business’ content is primarily produced by a team of freelance writers and video content is produced through various vendors. The CFN Business also incurs hosting and development costs associated with maintaining and improving its website, web applications, and mobile applications. The CFN Business operates several media platforms, including CannabisFN.com, the CannabisFN iOS app, the CFN Media YouTube channel, the CFN Media podcast, and other venues. These properties are designed to educate and inform investors interested in the cannabis industry, as well as provide a platform for the clients of the CFN Business to reach investors. The CFN Business distributes content across numerous online platforms, including the CannabisFN.com website, press releases, financial news syndicates, search engines, YouTube, iTunes, Twitter, Instagram, Facebook, LinkedIn, and others.

The CFN Business targets the legal cannabis industry. According to Grand View Research, the global cannabis industry is expected to reach $146.4 billion by 2025, driven by the legalization of medical and adult-use cannabis across a growing number of jurisdictions. According to the Marijuana Index, there are approximately 400 public companies involved in the cannabis industry, which represents the primary target market of the CFN Business. The CFN Business’ services are designed to help private companies prepare to go public and public companies grow their shareholder base through sponsored content and marketing outreach. The success of the CFN Business depends on the legal status of cannabis, investor demand for cannabis investments, and numerous other external factors.

The CFN Business competes with other public relations firms for clients, as well as online publishers for investors. Public relations competition includes investor awareness firms like Stockhouse Publishing, Catalyst Xchange, Stonebridge Partners and Midan Ventures. Online publisher competition includes firms like New Cannabis Ventures, Leafly and High Times. The CFN Business is regulated by rules established by the SEC, FINRA, and certain federal and state cannabis regulations.

Our principal offices are located at 2601 Ocean Park Boulevard, Suite 310, Santa Monica, California 90405. Our telephone number there is: (310) 314-8804. Our corporate website is: www.accelerize.com, the contents of which are not part of this quarterly report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "ACLZ."

Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following are the results of our operations for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

	For the Three Months Ended
	June 30,	June 30,
	2019	2018	Change

Net revenues	$62,720	$-	$62,720
Cost of revenue	33,449	-	33,449
Gross profit	29,271	-	29,271

Operating expenses:
Selling, general and administrative	605,828	245,125	360,703
Total operating expenses	605,828	245,125	360,703

Loss from operations	(576,557)	(245,125)	(331,432)

Other income (expense):
Interest income	56	25	31
Total other income (expense)	56	25	31

Net loss before provision for income taxes	(576,501)	(245,100)	(331,401)
Provision for (benefit from) income taxes	-	-	-
Net income (loss) from continuing operations	(576,501)	(245,100)	(331,401)
Gain (loss) from discontinued operations, net of tax	15,194,741	(1,318,944)	16,513,685
Net income (loss)	$14,618,240	$(1,564,044)	$16,182,284

Net Revenues

Subsequent to the closing of the Asset Purchase Agreement with Constellation on June 18, 2019, which resulted in the sale of our CAKE Business and discontinuation of our operations previously recorded under this line of business, our net revenues from continuing operations consists of revenue generated from customer contracts acquired in the Emerging Growth Agreement which closed on June 20, 2019. Subsequent to this date, our revenues are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. We offer different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity. Our revenue for the three months ended June 30, 2019 represents revenue recognized for the period from June 21, 2019 through June 30, 2019. We expect this be our primary source of revenue going forward.

Costs of Revenue

Our cost of revenue represents costs incurred associated with performing services under our customer contracts acquired under the Emerging Growth Agreement. Our cost of revenue for the three months ended June 30, 2019 represents revenue recognized for the period from June 21, 2019 through June 30, 2019. We expect for our cost of revenue to increase proportionately with increases in revenues recognized in future periods.

Operating Expenses

Our operating expenses for the three months ended June 30, 2019 increased by $360,703 as compared to the prior year period due primarily to additional legal and professional fees associated with the closing of the Asset Purchase Agreement and the Emerging Growth Agreement and the reporting regulatory requirements associated with the transaction. Continuing operating expenses presented during the three months ended June 30, 2018 reflect administrative expenses associated with business insurance, legal and accounting fees that we will continue to incur.

Discontinued Operations

Effective June 18, 2019, we sold substantially all of our assets associated with the CAKE Business for total proceeds of $20,892,667. Accordingly, we had a gain from discontinued operations during the three months ended June 30, 2019 of $15,194,741, which represented the gain on the sale of the net assets of $19,473,080 offset by the loss from discontinued operations of $1,229,895 as well as interest expense associated with discontinued operations of $3,048,478. The loss from discontinued operations during the three months ended June 30, 2018 represents the prior year results from the CAKE Business reclassified as discontinued operations.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

The following are the results of our operations for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018:

	For the Six Months Ended
	June 30,	June 30,
	2019	2018	Change

Net revenues	$62,720	$-	$62,720
Cost of revenue	33,449	-	33,449
Gross profit	29,271	-	29,271

Operating expenses:
Selling, general and administrative	894,829	702,832	191,997
Total operating expenses	894,829	702,832	191,997

Loss from operations	(865,558)	(702,832)	(162,726)

Other income (expense):
Interest income	112	36	76
Total other income (expense)	112	36	76

Net loss before provision for income taxes	(865,446)	(702,796)	(162,650)
Provision for (benefit from) income taxes	-	-	-
Net income (loss) from continuing operations	(865,446)	(702,796)	(162,650)
Gain (loss) from discontinued operations, net of tax	14,470,049	(2,117,707)	16,587,756
Net income (loss)	$13,604,603	$(2,820,503)	$16,425,106

Net Revenues

Subsequent to the closing of the Asset Purchase Agreement with Constellation on June 18, 2019, which resulted in the sale of our CAKE Business and discontinuation of our operations previously recorded under this line of business, our net revenues consist of revenue generated from customer contracts acquired in the Emerging Growth Agreement which closed on June 20, 2019. Subsequent to this date, our revenues are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. We offer different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity. Our revenue for the six months ended June 30, 2019 represents revenue recognized for the period from June 21, 2019 through June 30, 2019. We expect this be our primary source of revenue going forward.

Costs of Revenue

Our cost of revenue represents costs incurred associated with performing services under our customer contracts acquired under the Emerging Growth Agreement. Our cost of revenue for the six months ended June 30, 2019 represents revenue recognized for the period from June 21, 2019 through June 30, 2019. We expect for our cost of revenue to increase proportionately with increases in revenues recognized in future periods.

Operating Expenses

Our operating expenses for the six months ended June 30, 2019 increased by $191,997 as compared to the prior year period due primarily to additional legal and professional fees associated with the closing of the Asset Purcahse Agreement and the Emerging Growth Agreement and the reporting regulatory requirements associated with the transaction. Continuing operating expenses presented during the six months ended June 30, 2018 reflect administrative expenses associated with business insurance, legal and accounting fees that we will continue to incur.

Discontinued Operations

Effective June 18, 2019, we sold substantially all of our assets associated with the CAKE Business for total proceeds of $20,892,667. Accordingly, we had a gain from discontinued operations during the six months ended June 30, 2019 of $14,470,049, which represented the gain on the sale of the net assets of $19,473,080 offset by the loss from discontinued operations of $1,229,414 as well as interest expense associated with discontinued operations of $3,773,651. The loss from discontinued operations during the six months ended June 30, 2018 represents the prior year results from the CAKE Business reclassified as discontinued operations.

Liquidity and Capital Resources

On May 15, 2019, we entered into the Asset Purchase Agreement to sell substantially all of our assets related to the CAKE Business. We received gross cash proceeds of $20,892,667 for the sale of this business, less payments totaling $20,190,869 for the payoff of existing debt, transaction costs, and certain vendor payables, leaving us with a net increase to cash of $701,798. Concurrent with this agreement, we also entered into the Emerging Growth Agreement where we acquired certain assets from Emerging Growth, LLC related to its sponsored content and marketing business for purchase price consideration consisting in part of $420,000 in cash. Our plan to continue as a going concern includes raising capital in the form of debt or equity, growing the business acquired under the Emerging Growth Agreement and managing and reducing operating and overhead costs. We cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash flows used in operating activities	$(5,375,806)	$(1,891,820)
Cash flows provided by (used in) investing activities	$20,470,916	$(778,698)
Cash flows provided by (used in) financing activities	$(13,872,514)	$3,538,985

As of June 30, 2019, we had unrestricted cash of $1,251,087.

Net cash used in operating activities was approximately $5.4 million during the six months ended June 30, 2019, compared with approximately $1.9 million during the same period in 2018. The increase in cash used in operating activities was primarily due to a decrease in accounts payable and accrued expenses due to a large number of liabilities being paid at the time of closing of the Asset Purchase Agreement on June 18, 2019.

Net cash provided by investing activities amounted to approximately $20.4 million during the six months ended June 30, 2019, compared with cash used in investing activities of approximately $0.8 million during the same period in 2018. Cash provided by investing activities in 2019 consisted primarily of proceeds from the sale of the CAKE Business of approximately $20.9 million, offset by cash used of $420,000 for the acquisition of assets pursuant to the Emerging Growth Agreement. During the six months ended June 30, 2018, our cash used in investing activities consisted primarily of expenditures for software capitalized for internal use. These expenditures related to the discontinued operations of the CAKE Business and will ne be recurring.

Net cash used in financing activities was approximately $13.9 million for the six months ended June 30, 2019, compared to net cash provided by financing activities of approximately $3.5 million for the same period in 2018. Cash used in financing activities in 2019 consisted of payments of approximately $11.8 million to repay the principal amounts outstanding under our credit facilities, repayment of promissory notes of $2.7 million and repayment of related party notes of $300,000. These repayments occurred at the time of closing of the Asset Purchase Agreement on June 18, 2019 for the sale of the CAKE Business. These cash used in financing activities in 2019 was offset by proceeds from credit facility borrowings of $900,000. During the six months ended June 30, 2018, our cash provided by financing activities was approximately $3.4 million, which consisted of proceeds from borrowings under the credit facility of approximately $4.7 million and borrowings under promissory notes of $1 million, offset by repayments of principal under the credit facility of approximately $2.1 million.

Description of Indebtedness

As of June 18, 2019, upon the closing of the Asset Purchase Agreement for the sale of the CAKE Business, all existing debt was either paid off or settled through the exchange of outstanding principal into Series A Preferred Stock. Therefore, as of June 30, 2019, we had no outstanding debt.

The following is a summary of our outstanding debt prior to the closing of the Asset Purchase Agreement on June 18, 2019, and the related transactions during the six months ended June 30, 2019.

SAAS Capital Loan

On May 5, 2016, we entered into the SaaS Capital Loan with SaaS Capital to borrow up to a maximum of $8,000,000. Initial amounts borrowed accrued interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed was payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively.

The fair value of the warrants previously issued in connection with the SaaS Capital Loan were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the three months ended June 30, 2019 and 2018, $50,085 and $49,997, respectively, of debt discount was amortized into interest expense. During the six months ended June 30, 2019 and 2018, $100,867 and $98,414, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

On May 15, 2019, we entered into a consent letter, agreement and waiver of the SaaS Capital Loan to, among other things, provide that upon the closing of the Asset Purchase Agreement with Constellation, we will pay to SaaS Capital the outstanding principal balance and accrued but unpaid interest due under the SaaS Capital Loan plus $250,000 in fees, SaaS Capital will release its liens related to our CAKE Business assets, SaaS Capital’s warrants to purchase an aggregate of 1,733,333 shares of our common stock will be cancelled, and fees payable under the terms of the SaaS Capital Loan in the aggregate amount of $495,186 will be payable to SaaS Capital from the holdback and earnout payments payable by Constellation under the Asset Purchase Agreement in which we granted SaaS Capital a security interest.

All amounts outstanding under the SAAS Credit Loan were paid in full on July 18, 2019 upon the closing date of the Asset Purchase Agreement with Constellation. The total amount paid to satisfy the remaining obligation under the SaaS Capital Loan as of the closing date amounted to $4,576,123, consisting of the remaining principal balance outstanding of $4,252,209, as well as interest and fees of $323,914.

Beedie Credit Agreement

On January 25, 2018, we entered into the Beedie Credit Agreement with Beedie to borrow up to a maximum of $7,000,000. Outstanding principal accrued interest at the rate of 12% per annum increasing to 14% per annum if our gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal was payable monthly in arrears. We paid Beedie a commitment fee of $175,000 and paid to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount.

The fair value of the warrants previously issued in connection with the Beedie Credit Agreement were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the three months ended June 30, 2019 and 2018, $1,391,678 and $110,249, respectively, of debt discount was amortized into interest expense. During the six months ended June 30, 2019 and 2018, $1,571,181 and $181,074, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

On May 15, 2019, we entered into a seventh amendment of the Beedie Credit Agreement to, among other things, provide that upon the closing of the Asset Purchase Agreement with Constellation, we will pay to Beedie the outstanding principal balance and accrued but unpaid interest due under the Beedie Credit Agreement, Beedie will release its liens related to our CAKE Business assets, Beedie’s warrants to purchase an aggregate of 7,935,000 shares of our common stock will be cancelled, and fees payable under the terms of the Beedie Credit Agreement in the aggregate amount of $1,015,862 will be payable to Beedie from the holdback and earnout payments payable by Constellation under the Asset Purchase Agreement in which we granted Beedie a security interest.

All amounts outstanding under the Beedie Credit Agreement were paid in full on July 18, 2019 upon the closing date of the Asset Purchase Agreement with Constellation. The total amount paid to satisfy the remaining obligation under the Beedie Credit Agreement as of the closing date amounted to $7,033,208, consisting of the remaining principal balance outstanding of $6,962,379, as well as interest and fees of $70,829.

2018 Promissory Notes

On May 31, 2018, and June 15, 2018, we borrowed an aggregate of $2,000,000, respectively, from the 2018 Lenders and the 2018 Promissory Notes for the repayment of the amounts borrowed. The 2018 Lenders were all accredited investors, one of the 2018 Lenders is an affiliate of our director, Greg Akselrud, two of the 2018 Lenders are related to our Chairman and Chief Executive Officer, Brian Ross, and two of the 2018 Lenders were our employees. The 2018 Promissory Notes were unsecured, had a maturity date of May 30, 2021 and all principal is due upon maturity. Amounts borrowed accrued interest at 12% per annum and accrued interest was payable monthly. We also issued to the 2018 Lenders six-year warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.35 per share.

All amounts outstanding under the 2018 Promissory Notes were paid in full or settled through the exchange of outstanding amounts into Series A Preferred Stock on July 18, 2019 upon the closing of the Asset Purchase Agreement with Constellation.

August 2018 Promissory Notes

On August 31, 2018, we borrowed an aggregate of $1,500,000 from the August 2018 Lenders and issued the August 2018 Promissory Notes for the repayment of the amounts borrowed. The August 2018 Lenders were all accredited investors. The August 2018 Promissory Notes were unsecured, had a maturity date of August 30, 2021 and all principal was due upon maturity. Amounts borrowed accrued interest at 12% per annum and accrued interest was payable monthly. We also issued to the August 2018 Lenders six-year warrants to purchase an aggregate of 1,500,000 shares of our common stock exercisable for cash at an exercise price of $0.35 per share.

All amounts outstanding under the August 2018 Promissory Notes were paid in full or settled through the exchange of outstanding amounts into Series A Preferred Stock on July 18, 2019 upon the closing of the Asset Purchase Agreement with Constellation.

The fair value of the warrants previously issued in connection with the 2018 Promissory Notes and the August 2018 Promissory Notes were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the three months ended June 30, 2019 and 2018, $755,411 and $20,478, respectively, of debt discount was amortized into interest expense. During the six months ended June 30, 2019 and 2018, $839,912 and $20,478, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

Obligations Under Preferred Stock

On June 20, 2019, existing debtholders with outstanding principal balances totaling $500,000 from the above 2018 Promissory Notes and August 2018 Promissory Notes were issued an aggregate of 500 shares of Series A Preferred Stock, each with a stated value per share of $1,000, as conversion of $500,000 worth of outstanding promissory notes. The Series A Preferred Stock bears interest at 12% per annum, and is convertible into our common stock at the election of the holder at a conversion price per share to be mutually agreed between us and the holder in the future, and be redeemable at our option following the third year after issuance, without voting rights or a liquidation preference.

On June 20, 2019, we issued 3,000 shares of Series B Preferred Stock to Emerging Growth, LLC as part of the Emerging Growth Agreement. The aggregate value of $687,000 was recorded as part of the acquisition price of the net assets acquired from Emerging Growth, LLC. The Series B Preferred Stock bears interest at 6% per annum and is convertible into our common stock at the election of Emerging Growth, LLC at a conversion price per share to be mutually agreed between us and Emerging Growth, LLC in the future, without voting rights or a liquidation preference, except with respect to accrued penalty interest.

Other outstanding obligations at June 30, 2019

Warrants

As of June 30, 2019, 12,627,109 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of June 30, 2019, 7,130,000 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were ineffective due to the departure of our entire accounting department upon the closing of the sale of the CAKE Business on June 18, 2019. As a result, as of June 30, 2019, we had inadequate segregation of duties and monitoring controls, as well as insufficient written polies and procedures.

Subsequent to June 30, 2019, we have taken steps to enhance and improve the design of our disclosure controls by hiring consultants to address the segregation of duties and monitoring issues, and to develop written controls and procedures in order for our disclosure controls and procedures to become effective during the quarter ended September 30, 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, we sold the CAKE Business which resulted in the departure of our accounting department. We have hired outside consultants to assist with the preparation of our financial statements and public filings, as well as the day-to-day accounting requirements of the company.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the risk factors described under “Item 1A. Risk Factors” contained in our annual report on Form 10-K as filed with the SEC on April 16, 2019, following the acquisition of the CFN Business we are subject to the following additional risks:

We are no longer engaged in the CAKE Business and our future results of operations will be dependent solely on the CFN Business and differ materially from our previous results.

The CAKE Business generated substantially all of our total revenue for the year ended December 31, 2018, and substantially all of our total revenue for the three months ended March 31, 2019. Accordingly, our future financial results will differ materially from our previous results and our future financial results will be dependent currently on the CFN Business. Any downturn in the CFN Business, or if we fail to bring overhead costs in line with our reduced operations, could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the market price of our common stock. We will continue to incur the expenses of complying with public company reporting requirements notwithstanding the decrease in the size of our operations following the sale of the CAKE Business.

After the closing of the sale of the CAKE Business, we will continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act. The expense of complying with these requirements will represent a greater percentage of our revenues and overall operating expenses post-closing than they did prior to the sale of the CAKE Business because of our reduced operations following the completion of the sale of the CAKE Business.

Following the closing of the sale of the CAKE Business, we are subject to a two-year non-solicitation and a five-year non-competition covenant under the Asset Purchase Agreement, which may limit our ability to operate.

We are subject to a two-year non-solicitation covenant and a five year non-competition covenant made in the Asset Purchase Agreement. During such two-year period, we will be restricted from causing any person that has an existing or potential business relationship with the CAKE Business to terminate or modify or impair such relationship, to cause or encourage any employee of the CAKE Business to leave the CAKE Business, to hire anyone who has left the employment of the CAKE Business within 90 days of such departure, or to interfere with any person’s relationship with the CAKE Business. During such five-year period, we will be restricted from engaging in any business activities or investing in any business that compete with the CAKE Business. While we do not believe these limitations will negatively affect the CFN Business, these restrictions may adversely impact our future opportunities.

Issuance of securities in connection with the acquisition of the CFN Business and to certain holders of our promissory notes will cause additional dilution to our existing stockholders and may adversely impact our stock price.

In connection with our acquisition of the CFN, we issued 30,000,000 shares of our common stock, and preferred stock with an aggregate stated value of $3,000,000, which will bear interest at 6% per annum and be convertible into our common stock at a conversion price to be mutually agreed in the future. In addition, we issued an aggregate of 3,000,000 shares of our common stock in connection with an amendment to our outstanding promissory notes, and we issued, in consideration of the cancellation of an aggregate principal amount of $500,000 of our existing promissory notes, 50,000 shares of preferred stock with a stated value per share of $1,000, which will bear interest at 12% per annum, and be convertible into our common stock at a conversion price to be mutually agreed in the future. The issuance of our common stock in connection with the CFN Business acquisition and the promissory note amendments and the potential issuance of common stock upon conversion of the preferred stock to be issued may materially adversely affect the market price of our common stock and will have a dilutive effect on our existing stockholders.

The CFN Business provides services to persons engaged in the cannabis industry. Cannabis remains illegal under Federal law.

Despite the development of a regulated cannabis industry under the laws of certain states, these state laws regulating medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that regulate its use. Although the prior administration determined that it was not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state laws allowing the use and distribution of medical and recreational cannabis, on January 4, 2018, the current administration issued the Sessions Memo announcing a return to the rule of law and the rescission of previous guidance documents. The Sessions Memo rescinds the Cole Memo which was adopted by the Obama administration as a policy of non-interference with marijuana-friendly state laws. The Sessions Memo shifts federal policy from a hands-off approach adopted by the Obama administration to permitting federal prosecutors across the country to decide how to prioritize resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is regulated. There can be no assurance that federal prosecutors will not prosecute and dedicate resources to regulate marijuana possession, distribution and cultivation in states where marijuana use is regulated which may cause states to reconsider their regulation of marijuana which would have a detrimental effect on the marijuana industry. Following our acquisition of the CFN Business, any such change in state laws based upon the Sessions Memo and the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our stockholders.

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, following our acquisition of the CFN Business, we may be deemed to be aiding and abetting illegal activities through the services and data that we provide to cannabis dispensaries, cultivators and consumers. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. The CFN Businesss provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Item 6.  Exhibits

2.1	Asset Purchase Agreement, dated May 15, 2019, by and between Accelerize Inc. and CAKE Software Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019).

2.2	Asset Purchase Agreement, dated May 15, 2019, between Emerging Growth LLC and Accelerize Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019).

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2019).

10.1

Sixth Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of May 1, 2019 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019).

10.2

Payment Deferral Agreement between Accelerize Inc. and Saas Captial Funding II, LLC, dated as of May 2, 2019(incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019).

10.3	Form of Amendment to Promissory Note (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019).

10.4	Form of Exchange Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019).

10.5

Seventh Amending Agreement between Accelerize Inc. and Beedie Investments Limited, dated as of May 15, 2019 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019).

10.6

Consent Letter, Agreement and Waiver between Accelerize Inc. and SaaS Capital Funding II, LLC, dated as of May 15, 2019 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERIZE INC.

Dated: August 16, 2019	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)