Form 10-Q
period 2019-09-30
CFN Enterprises Inc.
filed 2019-11-06
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number: 000-52635

CFN ENTERPRISES INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3858769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2601 OCEAN PARK BOULEVARD, SUITE 310

SANTA MONICA,

CALIFORNIA 90405

 (Address of principal executive offices) (Zip code)

(310) 314-8804

 (Registrant’s Telephone Number, including Area Code)

ACCELERIZE INC.
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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 6, 2019, was 99,679,709.

When used in this quarterly report, the terms “CFN Enterprises,” “the Company,” “we,” “our,” and “us” refer to CFN Enterprises Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations for 2019, our expectations for revenue sources, costs of revenue and expenses going forward, and that we will continue to pursue strategic transactions and opportunities, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of CFN Enterprises Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” contained in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on April 16, 2019, and in our quarterly report on Form 10-Q as filed with the SEC on August 16, 2019. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

CFN ENTERPRISES INC.

 (F/K/A ACCELERIZE INC.)

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

(F/K/A ACCELERIZE INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets
Cash	$975,434	$27,295
Restricted cash	-	50,000
Accounts receivable, net	231,503	-
Prepaid expenses and other current assets	3,401	-
Current assets of discontinued operations	-	2,336,311
Total current assets	1,210,338	2,413,606

Other assets
Property and equipment	3,369	-
Goodwill	3,225,817	-
Other intangible assets	558,475	-
Noncurrent assets of discontinued operations	-	160,246
Total other assets	3,787,661	160,246
Total assets	$4,997,999	$2,573,852

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$186,572	$-
Deferred revenues	45,041	-
Current liabilities of discontinued operations	76,028	6,861,284
Total current liabilities	307,641	6,861,284
Long-term note payable	482,698	-
Noncurrent liabilities of discontinued operations	-	9,185,743
Total liabilities	790,339	16,047,027

Commitments and contingencies

Stockholders' equity (deficit)
Series A Preferred stock, $0.001 par value, 500 shares authorized, 500 and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	-
Series B Preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 99,679,709 and 66,179,709 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	99,679	66,179
Additional paid-in capital	34,031,326	29,498,125
Accumulated deficit	(29,836,426)	(42,960,124)
Accumulated other comprehensive income	(86,923)	(77,355)
Total stockholders' equity (deficit)	4,207,660	(13,473,175)
Total liabilities and stockholders' equity	$4,997,999	$2,573,852

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

(F/K/A ACCELERIZE INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Net revenues	$568,992	$-	$631,712	$-
Cost of revenue	381,277	-	414,726	-
Gross profit	187,715	-	216,986	-

Operating expenses:
Selling, general and administrative	600,663	313,536	1,495,492	1,016,368
Total operating expenses	600,663	313,536	1,495,492	1,016,368

Loss from operations	(412,948)	(313,536)	(1,278,506)	(1,016,368)

Other income (expense):
Interest expense	(2,514)	-	(2,514)	-
Interest income	19	25	131	61
Total other income (expense)	(2,495)	25	(2,383)	61

Net loss before provision for income taxes	(415,443)	(313,511)	(1,280,889)	(1,016,307)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(415,443)	(313,511)	(1,280,889)	(1,016,307)
Gain (loss) from discontinued operations, net of tax	1,113	(1,649,626)	14,471,162	(3,767,333)
Net income (loss)	$(414,330)	$(1,963,137)	$13,190,273	$(4,783,640)
Preferred stock interest	60,000	-	66,575	-
Net income (loss) available to common shareholders	$(474,330)	$(1,963,137)	$13,123,698	$(4,783,640)

Net loss from continuing operations per share, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.02)

Net income (loss) from discontinued operations per share, basic and diluted	$0.00	$(0.02)	$0.18	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	99,679,709	66,177,101	78,696,193	66,019,709

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

(F/K/A ACCELERIZE INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Net income (loss)	$(414,330)	$(1,963,137)	$13,190,273	$(4,783,640)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,050)	(7,166)	(9,568)	(20,683)
Total other comprehensive income (loss), net of tax	(13,050)	(7,166)	(9,568)	(20,683)
Comprehensive income (loss)	$(427,380)	$(1,970,303)	$13,180,705	$(4,804,323)

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

(F/K/A ACCELERIZE INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Three Months Ended September 30, 2019
									Accumulated
							Additional		Other
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance, June 30, 2019	500	$1	3,000	$3	99,679,709	$99,679	$34,013,702	$(29,362,096)	$(73,873)	$4,677,416

Fair value of warrants issued with promissory notes	-	-	-	-	-	-	17,624	-	-	17,624
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(414,330)	-	(414,330)
Foreign currency translation	-	-	-	-	-	-	-	-	(13,050)	(13,050)
Balance, September 30, 2019	500	$1	3,000	$3	99,679,709	$99,679	$34,031,326	$(29,836,426)	$(86,923)	$4,207,660

	Nine Months Ended September 30, 2019
									Accumulated
							Additional		Other
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2018	-	$-	-	$-	66,179,709	$66,179	$29,498,125	$(42,960,124)	$(77,355)	$(13,473,175)

Fair value of options and restricted stock awards	-	-	-	-	-	-	70,963	-	-	70,963
Fair value of warrants	-	-	-	-	-	-	126,810	-	-	126,810
Fair value of warrants issued with promissory notes	-	-	-	-	-	-	62,294	-	-	62,294
Fair value of repricing adjustment	-	-	-	-	-	-	104,638	-	-	104,638
Conversion of debt into Series A Preferred Stock	500	1	-	-	-	-	499,999	-	-	500,000
Issuance of Series B Preferred Stock for acquisition of CFN	-	-	3,000	3	-	-	686,997	-	-	687,000
Issuance of common stock for acquistion of CFN	-	-	-	-	30,000,000	30,000	2,670,000	-	-	2,700,000
Issuance of common stock as payment of interest	-	-	-	-	3,500,000	3,500	311,500	-	-	315,000
Preferred stock interest	-	-	-	-	-	-	-	(66,575)	-	(66,575)
Net income	-	-	-	-	-	-	-	13,190,273	-	13,190,273
Foreign currency translation	-	-	-	-	-	-	-	-	(9,568)	(9,568)
Balance, September 30, 2019	500	$1	3,000	$3	99,679,709	$99,679	$34,031,326	$(29,836,426)	$(86,923)	$4,207,660

	Three Months Ended September 30, 2018
									Accumulated
							Additional		Other
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance, June 30, 2018	-	$-	-	$-	65,939,709	$65,938	$28,543,529	$(34,363,187)	$(55,057)	$(5,808,777)

Fair value of options and restricted stock awards	-	-	-	-	240,000	240	37,137	-	-	37,377
Fair value of warrants	-	-	-	-	-	-	101,836	-	-	101,836
Fair value of warrants issued with promissory notes	-	-	-	-	-	-	689,281	-	-	689,281
Net loss	-	-	-	-	-	-	-	(1,963,137)	-	(1,963,137)
Foreign currency translation	-	-	-	-	-	-	-	-	(7,166)	(7,166)
Balance, September 30, 2018	-	$-	-	$-	66,179,709	$66,178	$29,371,783	$(36,326,324)	$(62,223)	$(6,950,586)

	Nine Months Ended September 30, 2018
									Accumulated
							Additional		Other
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2017	-	$-	-	$-	65,939,709	$65,938	$26,301,747	$(31,542,684)	$(41,540)	$(5,216,539)

Fair value of options and restricted stock awards	-	-	-	-	240,000	240	113,058	-	-	113,298
Fair value of warrants	-	-	-	-	-	-	229,401	-	-	229,401
Fair value of warrants issued with promissory notes	-	-	-	-	-	-	2,727,577	-	-	2,727,577
Net loss	-	-	-	-	-	-	-	(4,783,640)	-	(4,783,640)
Foreign currency translation	-	-	-	-	-	-	-	-	(20,683)	(20,683)
Balance, September 30, 2018	-	$-	-	$-	66,179,709	$66,178	$29,371,783	$(36,326,324)	$(62,223)	$(6,950,586)

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

(F/K/A ACCELERIZE INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,	September 30,
	2019	2018

Cash flows from operating activities
Net income (loss)	$13,190,273	$(4,783,640)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	52,132	461,893
Gain on sale of CAKE Business	(19,473,080)	-
Amortization of deferred financing cost	2,512,282	636,125
Provision for bad debt	54,264	(202,221)
Fair value of options and warrants	197,773	342,698
Loss on sale of fixed assets	-	997
Issuance of common stock as payment of interest	315,000	-

Changes in operating assets and liabilities:
Accounts receivable	(183,558)	764,381
Prepaid expenses and other current assets	199,965	147,888
Other assets	68,482	13,346
Accounts payable and accrued expenses	(2,224,935)	(415,072)
Deferred revenue	(260,497)	264,065
Other liabilities	(602,083)	-

Net cash used in operating activities	(6,153,982)	(2,769,540)

Cash flows from investing activities
Capitalized software for internal use	-	(1,125,000)
Purchase of property and equipment	(1,751)	(31,579)
Proceeds from sale of fixed assets	-	750
Proceeds from sale of CAKE Business	20,892,667	-
Payments for acquisition of subsidiary	(420,000)	-
Net cash provided by (used in) investing activities	20,470,916	(1,155,829)

Cash flows from financing activities
Principal repayments of credit facility and loan	(11,772,514)	(2,402,652)
Proceeds from credit facility	900,000	5,489,850
Payment of preferred stock interest	(35,000)	-
Proceeds from promissory notes	500,000	3,500,000
Repayment of related party notes	(300,000)	-
Repayment of promissory notes	(2,700,000)	(1,000,000)

Net cash (used in) provided by financing activities	(13,407,514)	5,587,198

Effect of exchange rate fluctuations on cash	(11,281)	(20,683)

Net change in cash and restricted cash	898,139	1,641,146
Cash and restricted cash, beginning of the period	77,295	216,883
Cash and restricted cash, end of the period	$975,434	$1,858,029

Supplemental disclosure of cash flow information:
Interest paid	$946,691	$1,133,678
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Fair value of warrants issued in connection with line of credit and promissory notes	$62,294	$2,727,577
Capital expenditure included in accounts payable	$-	$1,739
Accrued payables and short-term note directly paid off by credit facility	$-	$680,149
Prepaid expenses reclassified to deferred financing costs	$-	$70,000
Deferred financing costs incurred in connection with promissory notes	$-	$75,000
Accrual of preferred stock interest	$31,575	$-
Accrued interest reclassed to credit facility	$62,379	$-
Warrant repricing adjustment	$104,638	$-
Conversion of notes payable to Series A Preferred Stock	$500,000	$-
Issuance of Series B Preferred Stock for acquisition of subsidiary	$687,000	$-
Issuance of common stock for acquisition of subsidiary	$2,700,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

(F/K/A ACCELERIZE INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Organization

CFN Enterprises Inc., formerly known as Accelerize Inc., or the Company, is a Delaware corporation incorporated on November 22, 2005 which owned and operated CAKE, a Software-as-a-Service platform providing online tracking and analytics solutions for advertisers and online marketers. The Company provided software solutions for businesses interested in expanding their online advertising spend. Effective October 22, 2019, the Company filed a certificate of amendment to its certificate of incorporation with the Secretary of State of the State of Delaware to change its corporate name to CFN Enterprises Inc.

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

The Company had working capital of $902,697 and an accumulated deficit of $29,836,426 as of September 30, 2019.  The Company also had a net loss from continuing operations of $1,280,889 during the nine months ended September 30, 2019.

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2018 and 2017, respectively, which are included in the Company’s December 31, 2018 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 16, 2019.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended September 30, 2019 are not necessarily indicative of results for the entire year ending December 31, 2019.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets and intangible assets, borrowing rate considered for operating lease right-of-use asset and related operating lease liability, and assumptions used in Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these unaudited condensed consolidated financial statements to conform to current period classifications. The prior year amounts have also been reclassified in these financial statements to properly report amounts under current operations and discontinued operations (see note 7).

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had restricted cash as a result of its corporate card program through its bank, which required collateral placed in a money market account. The corporate card program was terminated during the three months ended September 30, 2019, which resulted in the restricted cash balance being transferred back to the Company for its general use. The Company’s restricted cash amounted to $0 at September 30, 2019 and $50,000 at December 31, 2018. The restricted cash balance of $50,000 is included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2018.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. There was no allowance for doubtful accounts as of September 30, 2019 or December 31, 2018.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and cash equivalents accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. From time-to-time, the Company’s bank balances exceed the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits. The Company had cash balances of approximately $665,000 at September 30, 2019 that exceeded the FDIC insurance limit.

The Company's accounts receivable are due from customers located in the United States and Canada. The Company had three customers who each accounted for 13.0%, 11.7% and 11.0% of its accounts receivable at September 30, 2019 and none at December 31, 2018.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses relating to continuing operations amounted to $148,738 and $160,029 for the three and nine months ended September 30, 2019, respectively. There were no advertising expenses during 2018 relating to continuing operations. Advertising expenses reported as a component of discontinued operations amounted to $0 and $140,907 for the three months ended September 30, 2019 and 2018, respectively, and $159,665 and $415,358 for the nine months ended September 30, 2019 and 2018, respectively.

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

Software Development Costs

At December 31, 2018, the Company impaired the entire balance of unamortized internal-use software development costs which amounted to approximately $4,725,000 and did not capitalize internal-use software development costs in 2019. Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Prior to the December 31, 2018 impairment, costs associated with the application development stage of new software products and significant upgrades and enhancements thereto were capitalized when 1) management implicitly or explicitly authorized and committed to funding a software project and 2) it was probable that the project would be completed and the software would be used to perform the function intended. The Company capitalized internal-use software development costs of $375,000 and $1,125,000 during the three and nine-month periods ended September 30, 2018. The Company amortized such costs once the new software products and significant upgrades and enhancements were completed. The Company’s amortization expenses associated with capitalized software development costs amounted to $105,000 and $426,146 during the three and nine-month periods ended September 30, 2018 and was reflected in cost of revenues. There were no expenses associated with capitalized software development costs during the three and nine-month periods ended September 30, 2019. The amortization expenses above are reported as a component of discontinued operations.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. There was no impairment recorded during the three and nine months ended September 30, 2019 or 2018.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the three and nine months ended September 30, 2019 or 2018.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of September 30, 2019, the Company had 6,595,000 outstanding stock options and 8,127,184 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of September 30, 2018, the Company had 7,237,500 outstanding stock options and 25,045,517 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the goodwill impairment test. The effective date for ASU 2017-04 is for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This Company is currently assessing the impact of the standard on its financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The objective of this standard is to eliminate the diversity in practice related to the classification of restricted cash or restricted cash equivalents in the statement of cash flows. For public business entities, this standard is effective for annual and interim reporting periods beginning after December 15, 2017. The Company has adopted this standard on January 1, 2018, and it has had no material impact on its financial statements.

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

Other accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following at September 30, 2019 and December 31, 2018.

	September 30,	December 31,
	2019	2018
	(Unaudited)

Computer equipment and software	$8,139	$-

	8,139	-

Less: accumulated depreciation	(4,770)	-

	$3,369	$-

Depreciation expense from continuing operations for the three and nine months ended September 30, 2019 amounted to $368 and $565, respectively. There was no depreciation expense from continuing operations during 2018.

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

Purchase Allocation
Property and equipment	$2,183
Other intangible assets	579,000
Goodwill	3,225,817
$3,807,000

Intangible assets acquired represent amounts allocated to customers contracts of $7,000 and marketing-related intangible assets of $572,000, for an aggregate total of $579,000. The intangible assets related to customer contracts are being amortized over a period of approximately 5 months and the marketing-related intangible assets are being amortized over 10 years. Amortization expense for intangible assets for both the three and nine months ended September 30, 2019 amounted to $20,525. Estimated future amortization of intangible assets as of September 30, 2019 is as follows.

Year Ended
December 31,
2019 (remainder of)	$16,751
2020	57,200
2021	57,200
2022	57,200
2023	57,200
Thereafter	312,924
Total	$558,475

The following are the unaudited pro forma results of operations for the three and nine months ended September 30, 2019 and 2018, as if the assets purchased in the Emerging Growth Agreement had been acquired on January 1, 2018.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (Unaudited)
	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Revenue from continuing operations	$1,687,555	$1,552,730

Net loss from continuing operations	$(1,160,045)	$(575,749)

Net loss from continuing operations per common share - basic and diluted	$(0.01)	$(0.01)

	Pro Forma Combined Financials (Unaudited)
	Thee Months Ended September 30, 2019	Thee Months Ended September 30, 2018

Revenue from continuing operations	$568,992	$545,582

Net loss from continuing operations	$(415,443)	$(247,501)

Net loss from continuing operations per common share - basic and diluted	$(0.00)	$(0.00)

NOTE 5: NOTE PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. Outstanding principal on the note is due in full on September 30, 2022.

Future scheduled maturities of long-term debt are as follows.

Year Ended
December 31,

2019 (remainder of)	$-
2020	-
2021	-
2022	500,000
Total	$500,000

In connection with the promissory note payable on September 10, 2019, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $322 for the three and nine months ended September 30, 2019. As of September 30, 2019, the net book value of the promissory note amounted to $482,698 including the principal amount outstanding of $500,000 net of the remaining discount of $17,302.

The warrants issued with the promissory note were valued using the Black-Scholes pricing method using the following assumptions below.

Expected life in years	5
Stock price volatility	114.20%
Risk free interest rate	1.58%
Expected dividends	None
Estimated forfeiture rate	None

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

On June 20, 2019, the Company issued an aggregate of 3,500,000 restricted shares of common stock to certain promissory note holders as consideration for early payment of the promissory notes. The value of the shares issued amounted to $315,000 and was recorded as interest expense during the nine months ended September 30, 2019.

On June 20, 2019, the Company issued 30,000,000 restricted shares of common stock to Emerging Growth, LLC as part of the acquisition under the Emerging Growth Agreement (see Note 4). The value of the stock amounted to $2,700,000 and was recorded as part of the acquisition price of the net assets acquired under the Emerging Growth Agreement.

Restricted Stock Issued as Compensation

During 2018, the Company issued an aggregate total of 240,000 restricted shares of its common stock to its non-employee directors as partial director compensation, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2018 and ending June 30, 2019. The Company recorded expenses of $0 and $30,000 during the three months ended September 30, 2019 and 2018, respectively, and $60,000 and $90,000 during the nine months ended September 30, 2019 and 2018, respectively. There was no remaining unrecorded compensation expense related to restricted stock as of September 30, 2019.

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

For the three and nine months ended September 30, 2019, the Company incurred $60,000 and $66,575, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the nine months ended September 30, 2019.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at December 31, 2018	25,045,517	$0.53	4.16
Granted	1,000,000	0.13
Forfeited/cancelled	(17,918,333)	0.50
Outstanding at September 30, 2019 (unaudited)	8,127,184	$0.56	3.38

Vested and expected to vest at September 30, 2019 (unaudited)	8,127,184	$0.56	3.38

Exercisable at September 30, 2019 (unaudited)	8,127,184	$0.56	3.38

During the three months ended March 31, 2019, the Company issued 500,000 warrants exercisable at a price of $0.15 per share which expire on January 25, 2024. The fair value of these warrants amounted to $44,670, and was recognized as deferred financing costs using the effective interest method during the three-month period ended March 31, 2019. Additionally, per the down round feature of 7,935,000 warrants issued in connection with the Beedie Credit Agreement (see Note 7), pursuant to ASU 2017-11 which allows instruments with a down round feature to qualify for equity classification, the Company recognized the value of the feature when it was activated and there was an actual reduction of the strike price or conversion feature. The reduction in income of such 7,935,000 warrants amounted to $104,638 and was capitalized as deferred financing costs during the three-month period ended March 31, 2019. In connection with the closing of the Asset Purchase Agreement for the sale of the CAKE Business on June 18, 2019, the above warrants were cancelled.

On September 10, 2019, the Company issued 500,000 warrants in connection with a promissory note payable (see Note 5).

During the three and nine-month periods ended September 30, 2018, the Company issued 3,835,000 and 12,135,000 warrants related to its loans, at a fair value of $689,281 and $2,727,577, respectively, and were recognized as deferred financing costs and amortized using the effective interest method over the term of the associated loan.

The Company recorded expenses of $0 and $101,836 during the three months ended September 30, 2019 and 2018, respectively, related to warrants granted for compensation. The Company recorded expenses of $126,810 and $229,400 during the nine months ended September 30, 2019 and 2018, respectively, related to warrants granted for compensation. As of September 30, 2019, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The following summarizes the Company’s stock option activity for the nine months ended September 30, 2019.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2018	7,232,500	$0.40	3.45
Forfeited/cancelled	(637,500)	1.00
Outstanding at September 30, 2019 (unaudited)	6,595,000	$3.40	2.60

Vested and expected to vest at September 30, 2019 (unaudited)	6,595,000	$0.34	2.60

Exercisable at September 30, 2019 (unaudited)	6,595,000	$0.34	2.60

The Company recorded expenses of $0 and $7,376 during the three months ended September 30, 2019 and 2018, respectively, related to stock options. The Company recorded expenses of $10,963 and $23,298 during the nine months ended September 30, 2019 and 2018, respectively, related to stock options. Employees with unvested stock options all left the Company in connection with the closing of the Asset Purchase Agreement for the sale of the CAKE Business on June 18, 2019. As a result, no further options are expected to vest, and the total compensation cost related to non-vested awards not yet recognized amounted to $0 at September 30, 2019.

NOTE 7: DISCONTINUED OPERATIONS

During May 2019, the Company decided to discontinue most of its operating activities pursuant to the Asset Purchase Agreement entered into with CAKE Software, Inc. (see Note 1).

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of September 30, 2019 and December 31, 2018, and consist of the following:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Current assets of discontinued operations
Accounts receivable, net [1]	$-	$2,081,551
Prepaid expenses and other assets	-	254,760
Total current assets of discontinued operations	$-	$2,336,311

Noncurrent assets of discontinued operations
Property and equipment, net [2]	$-	$52,035
Other assets	-	108,211
Total noncurrent assets of discontinued operations	$-	$160,246

Current liabilities of discontinued operations
Accounts payable and accrued expenses	$76,028	$3,018,394
Deferred revenues [3]	-	443,650
Credit facility, short term [4]	-	3,399,240
Total current liabilites of discontinued operations	$76,028	$6,861,284

Noncurrent liabilities of discontinued operations
Credit facility, net of unamortized financing costs [4]	$-	$5,888,155
Other loan, related party net of unamortized financing costs [5]	-	386,686
Other long-term loan, net of unamortized financing costs [5]	-	2,273,402
Other liabilities	-	637,500
Total noncurrent liabilites of discontinued operations	$-	$9,185,743

[1]

The Company’s accounts receivable was due primarily from advertisers and marketers. Collateral was not required. The Company also maintained allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviewed these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserved for those accounts deemed uncollectible or likely to become uncollectible. When receivables were determined to be uncollectible, principal amounts of such receivables outstanding were deducted from the allowance. The allowance for doubtful accounts amounted to $0 and $245,736 at September 30, 2019 and December 31, 2018, respectively.

[2]	The Company’s property and equipment consisted of the following.

	September 30,	December 31,
	2019	2018
	(Unaudited)

Computer equipment and software	$-	$422,441
Office furniture and equipment	-	123,932
Leasehold improvements	-	288,937

	-	835,310

Less: accumulated depreciation	-	(783,275)

	$-	$52,035

Depreciation expense from discontinued operations amounted to $0 and $10,035 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense amounted to $31,042 and $35,747 for the nine months ended September 30, 2019 and 2018, respectively. The deprecation expense for each period is reflected as a component of discontinued operations.

[3]

The Company’s deferred revenue represented prepayments made by certain customers and undelivered implementation and training fees.  The Company decreased the deferred revenues by the amount of the services it rendered to such clients when provided.

[4]	A summary of the amounts previously outstanding under the Company’s credit facilities are as follows:

	September 30,	December 31,
	2019	2018
	(Unaudited)

Saas Capital Loan	$-	$4,810,135
Less: deferred financing costs	-	(100,867)
Saas Capital Loan, net	-	4,709,268

Beedie Credit Agreement	$-	$6,000,000
Less: deferred financing costs	-	(1,421,873)
Beedie Credit Agreement, net	-	4,578,127

Total outstanding	$-	$10,810,135
Less: deferred financing costs	-	(1,522,740)
Total credit facility loans	$-	$9,287,395

Short-term balance	$-	$3,399,240
Long-term balance	-	5,888,155
Total credit facility loans	$-	$9,287,395

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

The fair value of the warrants previously issued in connection with the SaaS Capital Loan were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the three months ended September 30, 2019 and 2018, $0 and $49,996, respectively, of debt discount was amortized into interest expense. During the nine months ended September 30, 2019 and 2018, $100,867 and $148,410, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

On May 15, 2019, the Company entered into a consent letter, agreement and waiver of the SaaS Capital Loan to, among other things, provide that upon the closing of the Asset Purchase Agreement with Constellation, the Company will pay to SaaS Capital the outstanding principal balance and accrued but unpaid interest due under the SaaS Capital Loan plus $250,000 in fees, SaaS Capital will release its liens related to the Company’s CAKE Business assets, SaaS Capital’s warrants to purchase an aggregate of 1,733,333 shares of the Company’s common stock will be cancelled, and fees payable under the terms of the SaaS Capital Loan in the aggregate amount of $495,186 will be payable to SaaS Capital from the holdback and earnout payments payable by Constellation under the Asset Purchase Agreement in which the Company granted to SaaS Capital a security interest.

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

The fair value of the warrants previously issued in connection with the Beedie Credit Agreement were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the three months ended September 30, 2019 and 2018, $0 and $129,727, respectively, of debt discount was amortized into interest expense. During the nine months ended September 30, 2019 and 2018, $1,571,181 and $310,801, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

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

[5]	A summary of the amounts previously outstanding under the Company’s other long-term loans were as follows:

	September 30,	December 31,
	2019	2018
	(Unaudited)

2018 Promissory Notes	$-	$1,450,000
August 2018 Promissory Notes	-	1,500,000
Less: deferred financing costs	-	(676,598)
Other long-term loans, net	$-	$2,273,402

2018 Promissory Notes, related party	$-	$550,000
Less: deferred financing costs	-	(163,314)
	$-	$386,686

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

The fair value of the warrants previously issued in connection with the 2018 Promissory Notes and the August 2018 Promissory Notes were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the three months ended September 30, 2019 and 2018, $0 and $69,124, respectively, of debt discount was amortized into interest expense. During the nine months ended September 30, 2019 and 2018, $839,912 and $89,602, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying unaudited condensed consolidated statements of operations. The results of the discontinued operations of the CAKE Business for the three and nine months ended September 30, 2019 and 2018 have been reflected as discontinued operations in the consolidated statements of operations, and consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Net revenues	$-	$5,292,304	$9,001,307	$16,682,730
Cost of revenue	-	2,042,435	3,863,471	6,865,431
Gross profit	-	3,249,869	5,137,836	9,817,299

Operating expenses:
Research and development	-	1,033,707	1,263,808	3,144,106
Sales and marketing	-	1,127,055	2,016,637	3,359,247
General and administrative	(1,113)	2,058,823	3,085,692	5,262,154
Total operating expenses	(1,113)	4,219,585	6,366,137	11,765,507

Loss from operations	1,113	(969,716)	(1,228,301)	(1,948,208)

Other income (expense):
Gain on sale of discontinued operations	-	-	19,473,080	-
Interest income	-	(247)	34	503
Interest expense	-	(679,663)	(3,773,651)	(1,819,628)
Total other income (expense)	-	(679,910)	15,699,463	(1,819,125)

Net income (loss) from discontinued operations before provision for income taxes	1,113	(1,649,626)	14,471,162	(3,767,333)
Provision for (benefit from) income taxes	-	-	-	-
Net income (loss) from discontinued operations	$1,113	$(1,649,626)	$14,471,162	$(3,767,333)

The following is a summary of the gain on sale of discontinued operations of the CAKE Business reflected above during the nine months ended September 30, 2019.

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

During July 2014, the Company entered into a five-year lease for certain office space in a business center in London, England, which commenced on July 30, 2014. The base rent is GBP 89,667 (approximately $115,000) per year and the estimated service charges for the lease are GBP 45,658 (approximately $56,000) per year. This lease expired on July 30, 2019. The Company has discontinued its operations associated with the CAKE Business it conducted at the Subsidiary in London and has vacated the office upon the expiration of the lease.

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

NOTE 9: SUBSEQUENT EVENTS

Effective October 22, 2019, the Company filed a certificate of amendment with the Secretary of State of the State of Delaware pursuant to which the corporate name was changed from Accelerize Inc. to CFN Enterprises Inc. In connection with the name change, the trading symbol of CFN Enterprises Inc. on the OTCQB was changed from ALCZ to CNFN with the symbol change effective on October 24, 2019.

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

The CFN Business’ primary expenses come from advertising on platforms like Twitter and Facebook and from employee salaries and contractor fees. The CFN Business’ content is primarily produced by a team of freelance writers and video content is produced through various vendors. The CFN Business also incurs hosting and development costs associated with maintaining and improving its website, web applications, and mobile applications. The CFN Business operates several media platforms, including CannabisFN.com, the CannabisFN iOS app, the CFN Media YouTube channel, the CFN Media podcast, and other venues. These properties are designed to educate and inform investors interested in the cannabis industry, as well as provide a platform for the clients of the CFN Business to reach investors. The CFN Business distributes content across numerous online platforms, including the CannabisFN.com website, press releases, financial news syndicates, search engines, YouTube, iTunes, Twitter, Instagram, Facebook, LinkedIn, and others.

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

Our principal offices are located at 2601 Ocean Park Boulevard, Suite 310, Santa Monica, California 90405. Our telephone number there is: (310) 314-8804. Our corporate website is: www.cfnenterprisesinc.com, the contents of which are not part of this quarterly report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "CNFN."

Results of Operations for the Three Months Ended September 30, 2019 and 2018

The following are the results of our operations for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

	For the Three Months Ended
	September 30,	September 30,
	2019	2018	Change

Net revenues	$568,992	$-	$568,992
Cost of revenue	381,277	-	381,277
Gross profit	187,715	-	187,715

Operating expenses:
Selling, general and administrative	600,663	313,536	287,127
Total operating expenses	600,663	313,536	287,127

Loss from operations	(412,948)	(313,536)	(99,412)

Other income (expense):
Interest expense	(2,514)	-	(2,514)
Interest income	19	25	(6)
Total other income (expense)	(2,495)	25	(2,520)

Net loss before provision for income taxes	(415,443)	(313,511)	(101,932)
Provision for income taxes	-	-	-
Net loss from continuing operations	(415,443)	(313,511)	(101,932)
Gain (loss) from discontinued operations, net of tax	1,113	(1,649,626)	1,650,739
Net loss	$(414,330)	$(1,963,137)	$1,548,807

Net Revenues

Subsequent to the closing of the Asset Purchase Agreement with Constellation on June 18, 2019, which resulted in the sale of our CAKE Business and discontinuation of our operations previously recorded under this line of business, our net revenues from continuing operations consists of revenue generated from customer contracts acquired in the Emerging Growth Agreement which closed on June 20, 2019. Subsequent to this date, our revenues are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. We offer different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity. Our revenue for the three months ended September 30, 2019 represents revenue related to this line of business. We expect this be our primary source of revenue going forward.

Costs of Revenue

Our cost of revenue represents costs incurred associated with performing services under our customer contracts acquired under the Emerging Growth Agreement. Our cost of revenue for the three months ended September 30, 2019 related to this line of business. We expect for our cost of revenue to increase proportionately with increases in revenues recognized in future periods.

Operating Expenses

Our operating expenses for the three months ended September 30, 2019 increased by $287,127 as compared to the prior year period due primarily to additional legal and professional fees associated with regulatory requirements during 2019 associated with the Asset Purchase Agreement and the Emerging Growth Agreement. Continuing operating expenses presented during the three months ended September 30, 2018 reflect administrative expenses associated with business insurance, legal and accounting fees that we will continue to incur.

Discontinued Operations

Effective June 18, 2019, we sold substantially all of our assets associated with the CAKE Business for total proceeds of $20,892,667. During the three months ended September 30, 2019, we had a small gain from discontinued operations of $1,113 due to adjustments made to certain accrued liabilities associated with our Subsidiary. The loss from discontinued operations during the three months ended September 30, 2018 represents the prior year results from the CAKE Business reclassified as discontinued operations.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

The following are the results of our operations for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

	For the Nine Months Ended
	September 30,	September 30,
	2019	2018	Change

Net revenues	$631,712	$-	$631,712
Cost of revenue	414,726	-	414,726
Gross profit	216,986	-	216,986

Operating expenses:
Selling, general and administrative	1,495,492	1,016,368	479,124
Total operating expenses	1,495,492	1,016,368	479,124

Loss from operations	(1,278,506)	(1,016,368)	(262,138)

Other income (expense):
Interest expense	(2,514)	-	(2,514)
Interest income	131	61	70
Total other income (expense)	(2,383)	61	(2,444)

Net loss before provision for income taxes	(1,280,889)	(1,016,307)	(264,582)
Provision for income taxes	-	-	-
Net loss from continuing operations	(1,280,889)	(1,016,307)	(264,582)
Gain (loss) from discontinued operations, net of tax	14,471,162	(3,767,333)	18,238,495
Net income (loss)	$13,190,273	$(4,783,640)	$17,973,913

Net Revenues

Subsequent to the closing of the Asset Purchase Agreement with Constellation on June 18, 2019, which resulted in the sale of our CAKE Business and discontinuation of our operations previously recorded under this line of business, our net revenues consist of revenue generated from customer contracts acquired in the Emerging Growth Agreement which closed on June 20, 2019. Subsequent to this date, our revenues are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. We offer different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity. Our revenue for the nine months ended September 30, 2019 represents revenue recognized for the period from June 21, 2019 through September 30, 2019. We expect this be our primary source of revenue going forward.

Costs of Revenue

Our cost of revenue represents costs incurred associated with performing services under our customer contracts acquired under the Emerging Growth Agreement. Our cost of revenue for the nine months ended September 30, 2019 represents revenue recognized for the period from June 21, 2019 through September 30, 2019. We expect for our cost of revenue to increase proportionately with increases in revenues recognized in future periods.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2019 increased by $479,124 as compared to the prior year period due primarily to additional legal and professional fees associated with the closing of the Asset Purcahse Agreement and the Emerging Growth Agreement and the reporting regulatory requirements associated with these transactions. Continuing operating expenses presented during the nine months ended September 30, 2018 reflect administrative expenses associated with business insurance, legal and accounting fees that we will continue to incur.

Discontinued Operations

Effective June 18, 2019, we sold substantially all of our assets associated with the CAKE Business for total proceeds of $20,892,667. Accordingly, we had a gain from discontinued operations during the nine months ended September 30, 2019 of $14,471,162, which includes the gain on sale of the CAKE Business of $19,473,080 offset by losses from the CAKE business through June 18, 2019. The loss from discontinued operations during the nine months ended September 30, 2018 represents the prior year results from the CAKE Business reclassified as discontinued operations.

Liquidity and Capital Resources

On May 15, 2019, we entered into the Asset Purchase Agreement to sell substantially all of our assets related to the CAKE Business. We received gross cash proceeds of $20,892,667 for the sale of this business, less payments totaling $20,190,869 for the payoff of existing debt, transaction costs, and certain vendor payables, leaving us with a net increase to cash of $701,798. Concurrent with this agreement, we also entered into the Emerging Growth Agreement where we acquired certain assets from Emerging Growth, LLC related to its sponsored content and marketing business for purchase price consideration consisting in part of $420,000 in cash. In September 2019, we received proceeds of $500,000 from a note payable. Our plan to continue as a going concern includes raising additional capital in the form of debt or equity, growing the business acquired under the Emerging Growth Agreement and managing and reducing operating and overhead costs. We cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash flows used in operating activities	$(6,153,982)	$(2,769,540)
Cash flows provided by (used in) investing activities	$20,470,916	$(1,155,829)
Cash flows provided by (used in) financing activities	$(13,407,514)	$5,587,198

As of September 30, 2019, we had unrestricted cash of $975,434.

Net cash used in operating activities was approximately $6.2 million during the nine months ended September 30, 2019, compared with approximately $2.8 million during the same period in 2018. The increase in cash used in operating activities was primarily due to a decrease in accounts payable and accrued expenses due to a large number of liabilities being paid at the time of closing of the Asset Purchase Agreement on June 18, 2019, as well as a higher loss from continuing activities during 2019.

Net cash provided by investing activities amounted to approximately $20.5 million during the nine months ended September 30, 2019, compared with cash used in investing activities of approximately $1.2 million during the same period in 2018. Cash provided by investing activities in 2019 consisted primarily of proceeds from the sale of the CAKE Business of approximately $20.9 million, offset by cash used of $420,000 for the acquisition of assets pursuant to the Emerging Growth Agreement. During the nine months ended September 30, 2018, our cash used in investing activities consisted primarily of expenditures for software capitalized for internal use. These expenditures related to the discontinued operations of the CAKE Business and will not be recurring.

Net cash used in financing activities was approximately $13.4 million for the nine months ended September 30, 2019, compared to net cash provided by financing activities of approximately $5.6 million for the same period in 2018. Cash used in financing activities in 2019 consisted of payments of approximately $11.8 million to repay the principal amounts outstanding under our credit facilities, repayment of promissory notes of $2.7 million and repayment of related party notes of $300,000. These repayments occurred at the time of closing of the Asset Purchase Agreement on June 18, 2019 for the sale of the CAKE Business. The cash used in financing activities in 2019 was offset by proceeds from credit facility borrowings of $900,000, as well as proceeds of $500,000 from a note payable in September 2019. During the nine months ended September 30, 2018, our cash provided by financing activities was approximately $5.6 million, which consisted of proceeds from borrowings under the credit facility of approximately $5.5 million and borrowings under promissory notes of $3.5 million, offset by repayments of principal under the credit facility of approximately $2.4 million and repayments of promissory notes of $1 million.

Description of Indebtedness

As of June 18, 2019, upon the closing of the Asset Purchase Agreement for the sale of the CAKE Business, all existing debt at the time was either paid off or settled through the exchange of outstanding principal into Series A Preferred Stock.

On September 10, 2019, we entered into a promissory note payable whereby we borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. Outstanding principal on the note is due in full on September 30, 2022.

In connection with the promissory note payable on September 10, 2019, we issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $322 for the three and nine months ended September 30, 2019. As of September 30, 2019, the net book value of the promissory note amounted to $482,698 including the principal amount outstanding of $500,000 net of the remaining discount of $17,302.

The following is a summary of our outstanding debt prior to the closing of the Asset Purchase Agreement on June 18, 2019, and the related transactions during the nine months ended September 30, 2019.

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

The fair value of the warrants previously issued in connection with the SaaS Capital Loan were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the three months ended September 30, 2019 and 2018, $0 and $49,996, respectively, of debt discount was amortized into interest expense. During the nine months ended September 30, 2019 and 2018, $100,867 and $148,410, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

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

The fair value of the warrants previously issued in connection with the Beedie Credit Agreement were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the three months ended September 30, 2019 and 2018, $0 and $129,727, respectively, of debt discount was amortized into interest expense. During the nine months ended September 30, 2019 and 2018, $1,571,181 and $310,801, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

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

The fair value of the warrants previously issued in connection with the 2018 Promissory Notes and the August 2018 Promissory Notes were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the three months ended September 30, 2019 and 2018, $0 and $69,124, respectively, of debt discount was amortized into interest expense. During the nine months ended September 30, 2019 and 2018, $839,912 and $89,602, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

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

On June 20, 2019, we issued 3,000 shares of Series B Preferred Stock, each with a stated value of $1,000 per share, to Emerging Growth, LLC as part of the Emerging Growth Agreement. The aggregate fair value of $687,000 was recorded as part of the acquisition price of the net assets acquired from Emerging Growth, LLC. The Series B Preferred Stock bears interest at 6% per annum and is convertible into our common stock at the election of Emerging Growth, LLC at a conversion price per share to be mutually agreed between us and Emerging Growth, LLC in the future, without voting rights or a liquidation preference, except with respect to accrued penalty interest.

Other outstanding obligations at September 30, 2019

Warrants

As of September 30, 2019, 8,127,184 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of September 30, 2019, 6,595,000 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2019, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired an outside bookkeeper and accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization.

PART II - OTHER INFORMATION

Item 6.  Exhibits

3.1	Composite Copy of Certificate of Incorporation, as amended as of October 22, 2019.*

3.2	Composite Copy of Certificate of Incorporation, as amended as of October 22, 2019 (marked copy).*

4.1	Form of Warrant issued on September 12, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019).

10.1	Form of Promissory Note issued on September 12, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019).

10.2	Employment Agreement between Accelerize Inc. and Frank Lane, dated June 21, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 19, 2019).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: November 6, 2019	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)