Form 10-K
period 2019-12-31
CFN Enterprises Inc.
filed 2020-06-15
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

Commission file number 000-52635

CFN ENTERPRISES INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3858769
(State of Incorporation)	(IRS Employer Identification No.)

600 E.8th STREET

WHITEFISH, MT 59937

(Address of Principal Executive Offices and Zip Code)

(833) 420-2636

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2019, the registrant's most recently completed second fiscal quarter, was $7,071,578. For purposes of this calculation, an aggregate of 11,284,988 shares of Common Stock were held by the directors and officers of the registrant on June 30, 2019 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of June 15, 2020: 99,679,709

In this Annual Report on Form 10-K, the terms the “Company,” “CFN Enterprises,” “we,” “us” or “our” refer to CFN Enterprises Inc., unless the context indicates otherwise.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

On March 30, 2020 (the “Original Due Date”), CFN Enterprises Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Annual Report on Form 10-K (the “Annual Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-88465).

Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the COVID-19 pandemic has disrupted the operations of the Company’s management, business and finance teams.  This has, in turn, impacted the Company’s ability to complete its audit and file this Annual Report by the Original Due Date.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE,” “EXPECT,” “ANTICIPATE,” “INTEND,” “PLAN,” “ESTIMATE,” “MAY,” “PREDICT,” “WILL,” “POTENTIAL,” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, GENERAL MARKET CONDITIONS, INCLUDING WEAKNESS IN THE ECONOMY, REGULATORY DEVELOPMENTS AND OTHER CONDITIONS WHICH ARE NOT WITHIN OUR CONTROL.

OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN THIS ANNUAL REPORT UNDER “ITEM 1A. RISK FACTORS.”

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON FORWARD-LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

CFN ENTERPRISES INC.

2019 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

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

The CFN Business targets the legal cannabis industry. According to Grand View Research, the global cannabis industry is expected to reach $146.4 billion by 2025, driven by the legalization of medical and adult-use cannabis across a growing number of jurisdictions. According to the Marijuana Index, there are approximately 400 public companies involved in the cannabis industry, which represents the primary target market of the CFN Business. The CFN Business’ services are designed to help private companies prepare to go public and public companies grow their shareholder base through sponsored content and marketing outreach. The success of the CFN Business depends on the legal status of cannabis, investor demand for cannabis investments, investor demand for Psychedelics, investor and consumer demand for CBD and numerous other external factors.

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

Our principal offices are located at 600 E. 8th Street, Whitefish, Montana 59937. Our telephone number there is: (833) 420-2636. Our corporate website is: www.cfnenterprisesinc.com, the contents of which are not part of this quarterly report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "CNFN."

Industry and Market Opportunity

●

The global cannabidiol (CBD) market has an estimated value of $9.3 billion for 2020 and is projected to grow at a 22.2% compound annual growth rate to reach $23.6 billion by 2025, according to Grand View Research. The business-to-consumer (B2C) segment is the largest segment of this market and is expected to exhibit the fastest growth rate over the forecast period.

●

The global legal cannabis market is projected to grow at an 18.1% compound annual growth rate to reach $73.6 billion by 2027, according to Grand View Research. North America held the largest revenue share at 88.4% in 2019, but the recent legalization of cannabis for medical purposes in countries like Australia, Germany and Poland is expected to create lucrative opportunities.

●

The psychedelics market is expected to grow from $2.08 billion to $6.86 billion between 2020 and 2027, representing a 16.3% compound annual growth rate, driven by the growing acceptance of psychedelic drugs for treating depression and other mental disorders.

Our Solutions

CFN Enterprises’ services are designed to help private companies prepare to go public and public companies grow their shareholder base through sponsored content and marketing outreach. The business targets the legal CBD, cannabis and psychedelics industries.

How we market our services

CFN Enterprises markets its services through its proprietary network of websites, including www.cannabisfn.com, social media channels and through its internal sales team.

Competition

CFN Enterprises competes with other public relations firms for clients, as well as online publishers for investors. Public relations competition includes investor awareness firms like Stockhouse Publishing, Catalyst Xchange, Stonebridge Partners and Midan Ventures. Online publisher competition includes firms like New Cannabis Ventures, Leafly and High Times.

Government Regulation

The CFN Business is regulated by rules established by the SEC, FINRA, and certain federal and state cannabis regulations.

Employees

As of December 31, 2019, we had 6 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

Our resources are limited. Our working capital deficiency at December 31, 2019 amounts to $192,456. As we implement our growth strategy, poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase as we continue to develop and implement our products and services. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses, or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We have a history of losses.

We have a history of losses and negative cash flows from operations. We had a net loss from continuing operations of approximately $6 million in 2019 and a net loss of approximately $1.3 million in 2018. Our operations have been financed primarily through proceeds from the issuance of equity, borrowing money through the issuance of promissory notes and use of a credit facility. We may continue to incur losses in the future.

We have substantial indebtedness and obligations to pay interest.

We currently have, and will likely continue to have, a substantial amount of indebtedness and obligations to pay interest from our preferred stock. Our indebtedness and interest obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt and preferred stock or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2019, we had total debt outstanding of approximately $500,000, of which all was long term. As of December 31, 2019, we had 500 shares of Series A Preferred Stock, each with a stated value of $1,000 per share which bears interest at 12% per annum, and 3,000 shares of Series B Preferred Stock, each with a stated value of $1,000 per share which bears interest at 6% per annum.

We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness, interest on our preferred stock, and tax liabilities from cash flow from our operations and potentially from securities offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt, interest on our preferred stock and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

Our independent registered public accounting firm has expressed in its report to our 2019 audited consolidated financial statements a substantial doubt about our ability to continue as a going concern.

We have not generated sufficient revenues from our operations to fund our activities and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain the necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the consolidated financial statements for December 31, 2019, a substantial doubt regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

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

Our financial and operating performance may be adversely affected by the coronavirus pandemic.

The recent outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations.  Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance.  The extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments which are highly uncertain and cannot be predicted at this time, but may result in a material adverse impact on our business, results of operations and financial condition.

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

As the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services and data that we provide to cannabis dispensaries, cultivators and consumers. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. The CFN Business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

We face intense competition from other marketing service providers.

We compete with many marketing service providers for consumers' attention and spending. Our competitors may have substantially greater capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Our competitors may also engage in more extensive development of their technologies and may adopt more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors' products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

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

To increase our revenues, we must add new customers, encourage existing customers to renew their agreements on terms favorable to us, increase their usage of our solutions, and sell additional functionality to existing customers. As our industry matures, as interactive channels develop further, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell and renew based on pricing, technology and functionality could be impaired. As a result, we may be unable to renew our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth, as well as our profitability and financial condition.

We may not be successful in increasing our brand awareness.

We believe that developing and maintaining awareness of the CFN brand is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. In order to build brand awareness, we must succeed in our marketing efforts and provide high quality services. Our efforts to build our brand will involve significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

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

We rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services. This hardware and software may not continue to be available to us at reasonable prices, or on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could significantly increase our expenses and otherwise result in delays in the provisioning of our service until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party hardware or software could result in errors or a failure of our service which could harm our business.

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

Our future performance and success is heavily dependent upon the continued active participation of our current senior management team, including our President and Chief Executive Officer, Brian Ross. The loss of any of their services could have a material adverse effect on our business development and our ability to execute our growth strategy, resulting in loss of sales and a slower rate of growth. We do not maintain any "key person" life insurance for any of our employees.

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

We do not know with certainty how existing laws governing issues such as property ownership copyright and other intellectual property issues, taxation, illegal or obscene content, regulated industries, retransmission of media, personal privacy and data protection will apply to the Internet or to the distribution of multimedia and other proprietary content over the Internet. Most of these laws were adopted before the advent of the Internet and related technologies and therefore do not address the unique issues associated with the Internet and related technologies. Depending on how these laws developed and are interpreted by the judicial system, they could have the effect of:

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

Dilutive securities may adversely impact our stock price.

As of June 15, 2020, the following securities exercisable into shares of our Common Stock were outstanding:

●	7,543,944 shares of Common Stock issuable pursuant to the exercise of warrants

●	3,160,000 shares of Common Stock issuable pursuant to the exercise of options

These securities represent, as of June 15, 2020, approximately 9.7% of our Common Stock on a fully diluted, as exercised basis. 3,160,000 of the shares of Common Stock issuable pursuant to the exercise of options are beneficially owned by our management. In addition, our preferred stock is convertible into shares of our common stock at a conversion price to be mutually determined between us and the holders in the future, and could result in the issuance of a significant number of shares of common stock. The exercise of any of these options or warrants, both of which have fixed prices, or conversion of our preferred stock, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm the value of our stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports, effectively prevent fraud and operate as a public company. We have discovered areas of our internal control over financial reporting that need improvement. If we are unable to adequately maintain or improve our internal control over financial reporting, we may report that our internal controls are ineffective. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be negatively impacted. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information which could have a negative effect on the market price of our Common Stock and which could result in regulatory proceedings against us by, among others, the SEC.

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

Some of the shares issued and options granted under our equity compensation plan may not have been exempt from registration or qualification under the securities laws of certain states. We previously became aware that we may not have had a valid exemption for the issuance of these options and shares exercised upon exercise of these options under certain state laws. Because of the lack of registration and, potentially, the lack of a valid exemption from registration, the options we granted and the shares issued upon exercise of these options may have been issued in violation of certain state securities laws and may be subject to rescission.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On June 20, 2019, we entered into a Lease Agreement with Emerging Growth, LLC for the lease of office space in Whitefish, Montana, for a period of one year at a rate of $1,500 per month.

We leased office space in Santa Monica, California under a short-term lease for $1,000 per month. The lease was terminated in March 2020 and the Company has no further obligations under this lease.

During August 2017, we entered into an amendment to our original January 2014 lease for certain office space in Newport Beach.  This lease was transferred to Constellation upon the sale of the CAKE Business that closed on June 18, 2019. The Company has no further obligations under this lease.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol “CNFN.” Quotations on the OTCQB Marketplace reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Stockholders

As of June 15, 2020, there were 123 stockholders of record of our Common Stock.

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

The CFN Business targets the legal cannabis industry. According to Grand View Research, the global cannabis industry is expected to reach $146.4 billion by 2025, driven by the legalization of medical and adult-use cannabis across a growing number of jurisdictions. According to the Marijuana Index, there are approximately 400 public companies involved in the cannabis industry, which represents the primary target market of the CFN Business. The CFN Business’ services are designed to help private companies prepare to go public and public companies grow their shareholder base through sponsored content and marketing outreach. The success of the CFN Business depends on the legal status of cannabis, investor demand for cannabis investments, investor demand for Psychedelics, investor and consumer demand for CBD and numerous other external factors.

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

Results of Operations

The following are the results of our operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018:

	For the Year Ended
	December 31,	December 31,
	2019	2018	Change

Net revenues	$864,915	$-	$864,915
Cost of revenue	864,831	-	864,831
Gross profit	84	-	84

Operating expenses:
Impairment charge	3,767,541	-	3,767,541
Selling, general and administrative	2,244,304	1,291,874	952,430
Total operating expenses	6,011,845	1,291,874	4,719,971

Loss from operations	(6,011,761)	(1,291,874)	(4,719,887)

Other income (expense):
Interest expense	(13,993)	-	(13,993)
Interest income	131	118	13
Total other income (expense)	(13,862)	118	(13,980)

Net loss before provision for income taxes	(6,025,623)	(1,291,756)	(4,733,867)
Provision for income taxes	-	-	-
Net loss from continuing operations	(6,025,623)	(1,291,756)	(4,733,867)
Gain (loss) from discontinued operations, net of tax	14,391,173	(10,125,684)	24,516,857
Net income (loss)	$8,365,550	$(11,417,440)	$19,782,990

Net Revenues

Subsequent to the closing of the asset purchase agreement, or the Asset Purchase Agreement, with CAKE Software, Inc,, or Constellation, on June 18, 2019, which resulted in the sale of our CAKE Business and discontinuation of our operations previously recorded under this line of business, our net revenues consist of revenue generated from customer contracts acquired from Emerging Growth, LLC pursuant to an asset purchase agreement, or the Emerging Growth Agreement, which closed on June 20, 2019. Subsequent to this date, our revenues are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. We offer different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity. Our revenue for the year ended December 31, 2019 represents revenue recognized for the period from June 21, 2019 through December 31, 2019. We expect this be our primary source of revenue going forward.

Costs of Revenue

Our cost of revenue represents costs incurred associated with performing services under our customer contracts acquired under the Emerging Growth Agreement. Our cost of revenue for year ended December 31, 2019 represents revenue recognized for the period from June 21, 2019 through December 31, 2019. We expect for our cost of revenue to increase proportionately with increases in revenues recognized in future periods.

Operating Expenses

Our operating expenses for the year ended December 31, 2019 increased by $4,719,971 as compared to the prior year period. This increase is primarily due to impairment charges of $3,767,541 for 2019, including $541,724 related to the impairment of marketing-related intangibles and $3,225,817 related to the impairment of goodwill generated from the acquisition of the CFN Business in connection with the Emerging Growth Agreement. Selling, general and administrative expenses increased by $952,430 primarily to additional legal and professional fees associated with the closing of the Asset Purchase Agreement and the Emerging Growth Agreement and the reporting regulatory requirements associated with these transactions, as well as bad debt expense of $163,750. Continuing operating expenses presented during the year ended December 31, 2018 reflect administrative expenses associated with business insurance, legal and accounting fees that we will continue to incur.

Discontinued Operations

Effective June 18, 2019, we sold substantially all of our assets associated with the CAKE Business for total proceeds of $20,892,667. Accordingly, we had a gain from discontinued operations during the year ended December 31, 2019 of $14,391,173, which includes the gain on sale of the CAKE Business of $19,473,080 offset by losses from the CAKE business through June 18, 2019. The loss from discontinued operations during the year ended December 31, 2018 represents the prior year results from the CAKE Business reclassified as discontinued operations.

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

The following is a summary of our cash flows from operating, investing and financing activities for the year ended December 31, 2019 and 2018.

	Year Ended
	December 31,	December 31,
	2019	2018
Cash flows used in operating activities	$(6,965,636)	$(3,460,496)
Cash flows provided by (used in) investing activities	$20,470,915	$(1,388,880)
Cash flows provided by (used in) financing activities	$(13,469,181)	$4,745,602

As of December 31, 2019, we had unrestricted cash of $107,727.

Net cash used in operating activities was approximately $7.0 million during the year ended December 31, 2019, compared with approximately $3.5 million during the same period in 2018. The increase in cash used in operating activities was primarily due to an increase in cash flows used in discontinued operations primarily resulting from a decrease in accounts payable and accrued expenses due to a large number of liabilities being paid at the time of closing of the Asset Purchase Agreement on June 18, 2019. In addition, we had a net loss from continuing operations in 2019 of approximately $6.0 million, as compared to approximately $1.3 million in 2018.

Net cash provided by investing activities amounted to approximately $20.5 million during the year ended December 31, 2019, compared with cash used in investing activities of approximately $1.4 million during the same period in 2018. Cash provided by investing activities in 2019 consisted primarily of proceeds from the sale of the CAKE Business of approximately $20.9 million, offset by cash used of $420,000 for the acquisition of assets pursuant to the Emerging Growth Agreement. During the year ended December 31, 2018, our cash used in investing activities consisted primarily of expenditures for software capitalized for internal use. These expenditures related to the discontinued operations of the CAKE Business and will not be recurring.

Net cash used in financing activities was approximately $13.5 million for the year ended December 31, 2019, compared to net cash provided by financing activities of approximately $4.7 million for the same period in 2018. Cash used in financing activities in 2019 consisted of payments of approximately $11.8 million to repay the principal amounts outstanding under our credit facilities, repayment of promissory notes of $2.7 million and repayment of related party notes of $300,000. These repayments occurred at the time of closing of the Asset Purchase Agreement on June 18, 2019 for the sale of the CAKE Business. The cash used in financing activities in 2019 was offset by proceeds from credit facility borrowings of $900,000, as well as proceeds of $500,000 from a note payable in September 2019. During the year ended December 31, 2018, our cash provided by financing activities was approximately $4,7 million, which consisted of proceeds from borrowings under the credit facility of approximately $5.5 million and borrowings under promissory notes of $3.5 million, offset by repayments of principal under the credit facility of approximately $3.2 million and repayments of promissory notes of $1 million.

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

In connection with the promissory note payable on September 10, 2019, we issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,801 for the year ended December 31, 2019. As of December 31, 2019, the net book value of the promissory note amounted to $484,177 including the principal amount outstanding of $500,000 net of the remaining discount of $15,823.

The following is a summary of our outstanding debt prior to the closing of the Asset Purchase Agreement on June 18, 2019, and the related transactions during the year ended December 31, 2019.

SAAS Capital Loan

On May 5, 2016, we entered into the SaaS Capital Loan with SaaS Capital to borrow up to a maximum of $8,000,000. Initial amounts borrowed accrued interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed was payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments were be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively.

The fair value of the warrants previously issued in connection with the SaaS Capital Loan were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the year ended December 31, 2019 and 2018, $100,867 and $198,408, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

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

All amounts outstanding under the SaaS Capital Loan were paid in full on July 18, 2019 upon the closing date of the Asset Purchase Agreement with Constellation. The total amount paid to satisfy the remaining obligation under the SaaS Capital Loan as of the closing date amounted to $4,576,123, consisting of the remaining principal balance outstanding of $4,252,209, as well as interest and fees of $323,914.

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

The fair value of the warrants previously issued in connection with the Beedie Credit Agreement were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the year ended December 31, 2019 and 2018, $1,571,181 and $474,510, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

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

2018 Promissory Notes

On May 31, 2018, and June 15, 2018, we borrowed an aggregate of $2,000,000, respectively, from thirteen lenders, or the 2018 Lenders, and issued promissory notes, or the 2018 Promissory Notes, for the repayment of the amounts borrowed. The 2018 Lenders were all accredited investors, one of the 2018 Lenders is an affiliate of our former director, Greg Akselrud, two of the 2018 Lenders are related to our Chairman and Chief Executive Officer, Brian Ross, and two of the 2018 Lenders were our former employees. The 2018 Promissory Notes were unsecured, had a maturity date of May 30, 2021 and all principal is due upon maturity. Amounts borrowed accrued interest at 12% per annum and accrued interest was payable monthly. We also issued to the 2018 Lenders six-year warrants to purchase an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.35 per share.

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

The fair value of the warrants previously issued in connection with the 2018 Promissory Notes and the August 2018 Promissory Notes were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the year ended December 31, 2019 and 2018, $839,912 and $174,103, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

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

Other outstanding obligations at December 31, 2019

Warrants

As of December 31, 2019, 7,543,944 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of December 31, 2019, 6,320,000 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including each of the areas in which we operate. While to date we have not been required to stop operating, COVID-19 has had and is expected to continue to have an adverse effect on the financial condition of us and our customers. While it is unknown how long these conditions will last and what the complete financial effect will be, it is expected to have a significant adverse impact to our revenue and ability to obtain financing.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of December 31, 2019 and 2018 amounted to $163,750 and $0, respectively.

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

Software Development Costs

At December 31, 2018, the Company impaired the entire balance of unamortized internal-use software development costs which amounted to approximately $4,725,000 and did not capitalize internal-use software development costs in 2019. Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Prior to the December 31, 2018 impairment, costs associated with the application development stage of new software products and significant upgrades and enhancements thereto were capitalized when 1) management implicitly or explicitly authorized and committed to funding a software project and 2) it was probable that the project would be completed and the software would be used to perform the function intended. The Company capitalized internal-use software development costs of $1,350,000 during 2018. The Company amortized such costs once the new software products and significant upgrades and enhancements were completed. The Company’s amortization expenses associated with capitalized software development costs amounted to $554,389 during 2018 and was reflected in cost of revenues. The unamortized internal-use software development costs amounted to $4,724,746 which was impaired at December 31, 2018. There were no expenses associated with capitalized software development costs during 2019. The amortization and impairment expenses above are reported as a component of discontinued operations.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. There was an impairment charge of $3,225,817 during the year ended December 31, 2019 related to the impairment of goodwill acquired from the Emerging Growth Agreement.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was an impairment charge of $4,724,746 recorded during the year ended December 31, 2018 related to capitalized internal-use software development costs, which is reflected as a component of discontinued operations. There was an impairment charge of $541,724 during the year ended December 31, 2019 related to the impairment of marketing-related intangible assets acquired from the Emerging Growth Agreement.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of December 31, 2019, the Company had 6,320,000 outstanding stock options and 7,543,944 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of December 31, 2018, the Company had 7,232,500 outstanding stock options and 25,045,517 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2019 (the end of the period covered by this report).

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other service providers involved with performing key elements of our disclosure and financial reporting controls.  Our current financial condition, brought on in-part by COVID-19, has temporarily hindered our ability to file timely reports for this reason.  As a result, we have assessed our disclosure controls and controls over financial reporting as not effective.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of June 15, 2020:

Name	Age	Position
Brian Ross	45	Chairman of the Board, President, Chief Executive Officer
Frank Lane	53	President of CFN Media
Mario Marsillo Jr.	51	Director, Vice President Corp Development

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

Frank Lane. Mr. Lane was appointed as the President of CFN Media in June 2019 following our acquisition of the CFM Media assets from Emerging Growth, LLC, where he had been employed since 2012. Mr. Lane founded CFN Media in 2013. Mr. Lane has 15 years of experience working with capital markets specialists in both the U.S. and Canada, including national exchanges, investment bankers, institutional funders, brokers and agencies to deliver digital communications services to leading public and private companies across North America. Mr. Lane graduated with a BSEE and a minor in physics from Seattle University in 1989.

Mario Marsillo Jr. Mr. Marsillo has been a director since April 2014 and our Vice President Corp Development since August 1, 2019. Mr. Marsillo was until June 30, 2019 the Managing Director of Private Equity for Network 1 Financial Securities Inc., or Network 1, a New Jersey based FINRA member firm offering a wide array of investment banking services and has been with Network 1 since 2010. Prior to his association with Network 1, Mr. Marsillo acquired Skyebanc, Inc., a registered broker dealer, with a specialty towards private equity, and served as its Vice President of Private Equity and Business Development. Mr. Marsillo currently holds the Series 7, 63 79, and 24 FINRA qualifying examinations. Mr. Marsillo attended the City University of New York.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total ($)
Brian Ross,	2019	335,006	(3)	-	-	-	-	-	20,525	355,528
Chief Executive Officer	2018	312,159	(3)	-	-	-	-	-	22,942	335,101
Damon Stein (4),	2019	335,006	(3)	-	-	-	-	-	20,525	355,528
General Counsel and Secretary	2018	312,159	(3)	-	-	-	-	-	22,942	335,101
Frank Lane,	2019	160,583		-	-	-	-	-	-	160,583
President of CFN Media	2018	-		-	-	-	-	-	-	-

(1)

The grant date fair dollar value recognized for the stock option awards was determined in accordance with ASC Topic 718. For a disclosure of the assumptions made in the valuation please refer to footnote 6 in our financial statements filed under Item 8 of this Annual Report on Form 10-K.

(2)	Includes health-related insurance paid by us on behalf of the officer.
(3)	Excludes $6,642 in deferred compensation paid in 2018 and $95,089 paid in 2019.
(4)	Damon Stein resigned from the Company on January 2, 2020.

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

Employment Agreements

We have written employment agreements with all of our employees. The main terms of the executive employment agreements of Brian Ross, our Chairman of the Board, President and Chief Executive Officer, Damon Stein, our former General Counsel and Secretary, and Frank Lane, our President of CFN Media, are summarized below.

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

Mr. Stein’s employment agreement, as amended, was effective as of November 9, 2012, and continued until December 31, 2019. Under the agreement Mr. Stein was entitled to an annual base salary of $275,000. Mr. Stein was entitled to an annual raise of three percent and additional raises and bonuses at the discretion of our Board of Directors. Any bonuses awarded would not exceed thirty percent of Mr. Stein’s base salary. If we did not make monthly salary payments during the term of his employment, such salary would accrue without interest. Mr. Stein was entitled to other benefits, including, reimbursement for reasonable business expenses and health insurance premiums. In addition, in 2007, 2009, and 2012 Mr. Stein was granted non-qualified stock options to purchase up to an aggregate of 3,775,000 of our shares, of which none remain exercisable. Mr. Stein’s employment agreement expired on December 31, 2019 and Mr. Stein resigned from the Company on January 2, 2020.

Mr. Lane’s employment agreement was effective as of June 21, 2019. Mr. Lane’s employment with us is at will. Mr. Lane is entitled to an annual base salary of $230,000. Mr. Lane is also entitled to other customary benefits including reimbursement for reasonable business expenses and payment of health insurance premiums. The agreement contains customary confidentiality and assignment of work product provisions.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2019 by our Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Brian Ross	3,100,000	-	0.31	5/24/22
Damon Stein	3,100,000	-	0.31	5/24/22

Director Compensation

The following table presents the compensation paid as of December 31, 2019 to our non-employee Directors.

Name	Fees earned or paid in cash ($)	Stock Awards ($) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Mario Marsillo, Jr. (1)	35,000	30,000	-	-	-	-	65,000
Gregory Akselrud (2)	60,000	30,000	-	-	-	-	90,000

(1)

Mario Marsillo, Jr. received compensation of $5,000 per month through July 2020 for his services as a director. Effective August 1, 2020, he became an employee of the Company, at which point he was no longer compensated specifically for his services as a director.

(2)	Gregory Akselrud resigned as a director on February 25, 2020.
(3)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of June 15, 2020 we had 99,679,709 shares of our Common Stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 30, 2020 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our directors;

●	each of our executive officers named in the compensation tables in Item 11; and

●	all of our executive officers and directors as a group.

	Common Stock
Name	# of Shares	% of Class
Brian Ross (1)	10,860,000	10.9%
Damon Stein (2)	2,204,711	2.2%
Mario Marsillo Jr. (3)	1,379,724	1.4%
Gregory Akselrud (4)	150,553	0.2%
Frank Lane	-	-
All current officers and directors as a group (5 persons) (5)	14,594,988	14.6%

(1)

Includes 3,100,000 options held by Mr. Ross and 150,000 warrants vested held by Mr. Ross’ spouse and that will vest within the next 60 days. Mr. Ross disclaims beneficial ownership of the 150,000 warrants vested except to the extent of his pecuniary interest therein.

(2)	Mr. Stein resigned from the Company on January 2, 2020.
(3)	Includes 60,000 options vested and that will vest within the next 60 days.
(4)	Mr. Akselrud resigned as a director on February 25, 2020.
(5)	Includes 3,160,000 options and 150,000 warrants vested and that will vest within the next 60 days.

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

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	13,863,944	$0.43	-
Total	13,863,944	$0.43	-

Item 13. Certain Relationship and Related Party Transactions, and Director Independence.

Related Person Transactions

None.

Director Independence

As our Common Stock is currently quoted on the OTCQB Marketplace, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the Board of Directors meet independence standards prescribed by such rules. We believe that none of our directors would qualify as "independent" if we were subject to the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of RBSM LLP, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2019	2018

Audit Fees (1)	$174,000	$90,500
Audit Related Fees (2)	-	25,000
Tax Fees (3)	12,500	12,500
All Other Fees (4)	-	-

Total Fees	186,500	128,000

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

3.1

Composite Copy of Certificate of Incorporation, as amended as of October 10, 2014, February 4, 2019, and October 22, 2019 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2019)..

3.2	Certificate of Designation of 10% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.3	Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007).

3.4	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.5	Certificate of Amendment to the Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

3.6	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.7	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2019).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

4.2	Form of Warrant to Purchase Stock issued on June 30, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016).

4.3	Form of Warrant to Purchase Stock issued November 29, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

4.4	Form of Warrant to Purchase Stock issued on August 14, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 16, 2017).

4.5	Form of Warrant to Purchase Stock issued on September 12, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019).

10.1*	Employment Agreement, dated November 9, 2012, between Accelerize New Media, Inc. and Brian Ross (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012).

10.2*

Amendment No. 1 to Employment Agreement, dated as of June 9, 2016, between Brian Ross and Accelerize Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2016).

10.3*	Employment Agreement, dated as of June 21, 2019, between Accelerize Inc. and Frank Lane (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 19, 2019).

10.4*	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

10.5*	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

10.6*	Amendment No. 1 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.7*	Amendment No. 2 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.8*	Amendment No. 3 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

10.9*	Amendment No. 4 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on May 29, 2012).

10.10*	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.11*	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.12*	Form of Restricted Stock Agreement entered into on July 1, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016).

10.13*	Form of Restricted Stock Agreement entered into on July 1, 2017 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

10.14*	Form of Restricted Stock Agreement entered into on July 1, 2018 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.15	Form of Promissory Note issued on September 12, 2019 (incorporated by reference to the Company’s current report on Form 8-K filed on September 18, 2019).

10.16**	Form of Promissory Note issued on May 6, 2020.

23.1**	Consent of RBSM LLP.

31.1**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

101.1**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

*     Management contract or compensatory plan or arrangement.

**   Filed herewith.

*** Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFN ENTERPRISES INC.

By:    /s/ Brian Ross

Brian Ross

President and Chief Executive Officer

Date: June 15, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Brian Ross	Chairman of the Board, President and Chief Executive Officer	June 15, 2020
Brian Ross	(Principal executive officer, principal financial officer and principal accounting officer)

By: /s/ Mario Marsillo Jr.	Director	June 15, 2020
Mario Marsillo Jr.

CFN ENTERPRISES INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019 and 2018

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

CFN Enterprises Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CFN Enterprises Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

New York, NY

June 15, 2020

CFN ENTERPSISES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

Assets

Current assets
Cash	$107,727	$27,295
Restricted cash	-	50,000
Accounts receivable, net	72,649	-
Prepaid expenses and other current assets	4,136	-
Current assets of discontinued operations	-	2,336,311
Total current assets	184,512	2,413,606

Other assets
Property and equipment	3,020	-
Noncurrent assets of discontinued operations	-	160,246
Total other assets	3,020	160,246
Total assets	$187,532	$2,573,852

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$261,539	$-
Deferred revenues	15,734	-
Current liabilities of discontinued operations	99,695	6,861,284
Total current liabilities	376,968	6,861,284
Long-term note payable	484,177	-
Noncurrent liabilities of discontinued operations	-	9,185,743
Total liabilities	861,145	16,047,027

Commitments and contingencies

Stockholders' deficit
Series A Preferred stock, $0.001 par value, 500 shares authorized, 500 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1	-
Series B Preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 99,679,709 and 66,179,709 shares issued and outstanding as of December 31, 2019 and 2018, respectively	99,679	66,179
Additional paid-in capital	34,031,326	29,498,125
Accumulated deficit	(34,721,149)	(42,960,124)
Accumulated other comprehensive income	(83,473)	(77,355)
Total stockholders' deficit	(673,613)	(13,473,175)
Total liabilities and stockholders' deficit	$187,532	$2,573,852

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2019	2018

Net revenues	$864,915	$-
Cost of revenue	864,831	-
Gross profit	84	-

Operating expenses:
Impairment charge	3,767,541
Selling, general and administrative	2,244,304	1,291,874
Total operating expenses	6,011,845	1,291,874

Loss from operations	(6,011,761)	(1,291,874)

Other income (expense):
Interest expense	(13,993)	-
Interest income	131	118
Total other income (expense)	(13,862)	118

Net loss before provision for income taxes	(6,025,623)	(1,291,756)
Provision for income taxes	-	-
Net loss from continuing operations	(6,025,623)	(1,291,756)
Gain (loss) from discontinued operations, net of tax	14,391,173	(10,125,684)
Net income (loss)	$8,365,550	$(11,417,440)
Preferred stock interest	126,575	-
Net income (loss) available to common shareholders	$8,238,975	$(11,417,440)

Net loss from continuing operations per share, basic and diluted	$(0.07)	$(0.02)

Net income (loss) from discontinued operations per share, basic and diluted	$0.17	$(0.15)

Net income (loss) per share, basic and diluted	$0.10	$(0.17)

Weighted average number of common shares outstanding, basic and diluted	83,985,188	66,019,709

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended
	December 31,	December 31,
	2019	2018

Net income (loss)	$8,365,550	$(11,417,440)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,118)	(35,815)
Total other comprehensive income (loss), net of tax	(6,118)	(35,815)
Comprehensive income (loss)	$8,359,432	$(11,453,255)

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

From January 1, 2018 to December 31, 2019

									Accumulated
							Additional		Other	Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, January 1, 2018	-	$-	-	$-	65,939,709	$65,939	$26,301,747	$(31,542,684)	$(41,540)	$(5,216,538)

Fair value of options and restricted stock awards	-	-	-	-	240,000	240	150,360	-	-	150,600
Fair value of warrants	-	-	-	-	-	-	318,441	-	-	318,441
Fair value of warrants issued with promissory notes	-	-	-	-	-	-	2,727,577	-	-	2,727,577
Net loss	-	-	-	-	-	-	-	(11,417,440)	-	(11,417,440)
Foreign currency translation	-	-	-	-	-	-	-	-	(35,815)	(35,815)
Balance, December 31, 2018	-	-	-	-	66,179,709	66,179	$29,498,125	(42,960,124)	(77,355)	(13,473,175)

Fair value of options and restricted stock awards	-	-	-	-	-	-	70,963	-	-	70,963
Fair value of warrants	-	-	-	-	-	-	126,810	-	-	126,810
Fair value of warrants issued with promissory notes	-	-	-	-	-	-	62,294	-	-	62,294
Fair value of repricing adjustment	-	-	-	-	-	-	104,638	-	-	104,638
Conversion of debt into Series A Preferred Stock	500	1	-	-	-	-	499,999	-	-	500,000
Issuance of Series B Preferred Stock for acquisition of CFN	-	-	3,000	3	-	-	686,997	-	-	687,000
Issuance of common stock for acquisition of CFN	-	-	-	-	30,000,000	30,000	2,670,000	-	-	2,700,000
Issuance of common stock as payment of interest	-	-	-	-	3,500,000	3,500	311,500	-	-	315,000
Preferred stock interest	-	-	-	-	-	-	-	(126,575)	-	(126,575)
Net income	-	-	-	-	-	-	-	8,365,550	-	8,365,550
Foreign currency translation	-	-	-	-	-	-	-	-	(6,118)	(6,118)
Balance, December 31, 2019	500	$1	3,000	$3	99,679,709	$99,679	$34,031,326	$(34,721,149)	$(83,473)	$(673,613)

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2019	2018

Cash flows from operating activities
Net income (loss)	$8,365,550	$(11,417,440)
Gain (loss) from discontinued operations	14,391,173	(10,125,684)
Net loss from continuing operations	(6,025,623)	(1,291,756)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	38,191	-
Impairment charge	3,767,541	-
Amortization of deferred financing cost	1,801	-
Provision for bad debt	163,750	-
Fair value of options and warrants	60,000	120,000

Changes in operating assets and liabilities:
Accounts receivable	(236,399)	-
Prepaid expenses and other current assets	(4,136)	-
Accounts payable and accrued expenses	385,121	-
Deferred revenue	15,734	-

Net cash used in operating activities of continuing operations	(1,834,020)	(1,171,756)
Net cash used in operating activities of discontinued operations	(5,131,616)	(2,288,740)
Net cash used in operating activities	(6,965,636)	(3,460,496)

Cash flows from investing activities
Purchase of property and equipment	(1,752)	-
Payments for acquisition of subsidiary	(420,000)	-

Net cash provided by (used in) investing activities of continuing operations	(421,752)	-
Net cash provided by (used in) investing activities of discontinued operations	20,892,667	(1,388,880)
Net cash provided by (used in) investing activities	20,470,915	(1,388,880)

Cash flows from financing activities
Payment of preferred stock interest	(96,667)	-
Proceeds from promissory notes	500,000	-

Net cash provided by financing activities of continuing operations	403,333	-
Net cash (used in) provided by financing activities of discontinued operations	(13,872,514)	4,745,602
Net cash (used in) provided by financing activities	(13,469,181)	4,745,602

Effect of exchange rate fluctuations on cash	(5,666)	(35,814)

Net change in cash and restricted cash	30,432	(139,588)
Cash and restricted cash, beginning of the period	77,295	216,883
Cash and restricted cash, end of the period	$107,727	$77,295

Supplemental disclosure of cash flow information:
Interest paid	$955,691	$1,578,878
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Fair value of warrants issued in connection with line of credit and promissory notes	$62,294	$2,727,577
Accrued payables and short-term note directly paid off by credit facility	$-	$680,149
Prepaid expenses reclassified to deferred financing costs	$-	$70,000
Deferred financing costs incurred in connection with promissory notes	$-	$75,000
Accrual of preferred stock interest	$31,575	$-
Accrued interest reclassed to credit facility	$62,379	$-
Warrant repricing adjustment	$104,638	$-
Conversion of notes payable to Series A Preferred Stock	$500,000	$-
Issuance of Series B Preferred Stock for acquisition of subsidiary	$687,000	$-
Issuance of common stock for acquisition of subsidiary	$2,700,000	$-

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

The Company had a working capital deficit of $192,456 and an accumulated deficit of $34,721,149 as of December 31, 2019.  The Company also had a net loss from continuing operations of $6,025,623 during the year ended December 31, 2019.

As discussed above, on May 15, 2019, the Company entered into the Asset Purchase Agreement with Constellation under which all the net assets associated with the CAKE Business were sold. The proceeds from the Asset Purchase Agreement were used to pay off the Company’s existing debt, as well as to acquire certain assets in the Emerging Growth Agreement from the Seller related to its sponsored content and marketing business. Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the business acquired under the Emerging Growth Agreement and managing and reducing operating and overhead costs. Subsequent to the year end on May 6, 2020, the Company received $263,000 in the form of a loan from the PPP (see Note 10).  However, the Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including each of the areas in which the Company operates. While to date the Company has not been required to stop operating, COVID-19 has had and is expected to continue to have an adverse effect on the financial condition of the Company and its customers. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, it is expected to have a significant adverse impact to the Company’s revenue and ability to obtain financing.

Basis of Presentation

The accompanying consolidated financial statements include the results of operations of the Company and Cake Marketing UK Ltd., or the Subsidiary. The Company discontinued its operations associated with its CAKE Business and the operations of its Subsidiary in May 2019. These accounts have been presented as discontinued operations in the accompanying consolidated financial statements. Continuing operations presented in periods prior reflect administrative expenses associated with business insurance, legal and accounting fees that the Company will continue to incur. All material intercompany accounts and transactions between the Company and its Subsidiary have been eliminated in consolidation.

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

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications. The prior year amounts have also been reclassified in these financial statements to properly report amounts under current operations and discontinued operations (see note 7).

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had restricted cash as a result of its corporate card program through its bank, which required collateral placed in a money market account. The corporate card program was terminated during 2019, which resulted in the restricted cash balance being transferred back to the Company for its general use. The Company’s restricted cash amounted to $0 and $50,000 at December 31, 2019 and 2018, respectively. The restricted cash balance of $50,000 is included as a component of total cash and restricted cash as presented on the accompanying consolidated statement of cash flows for year ended December 31, 2018.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of December 31, 2019 and 2018 amounted to $163,750 and $0, respectively.

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

The Company's accounts receivable are due from customers located in the United States and Canada. The Company had five customers who each accounted for 32.3%, 13.8%, 13.8%, 13.8% and 10.3%, respectively, of its net accounts receivable at December 31, 2019 and none at December 31, 2018.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses relating to continuing operations amounted to $368,226 for the year ended December 31, 2019. There were no advertising expenses during 2018 relating to continuing operations. Advertising expenses reported as a component of discontinued operations amounted $159,665 and $742,200 for the year ended December 31, 2019 and 2018, respectively.

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

Software Development Costs

At December 31, 2018, the Company impaired the entire balance of unamortized internal-use software development costs which amounted to approximately $4,725,000 and did not capitalize internal-use software development costs in 2019. Costs incurred in the research and development of software products and significant upgrades and enhancements thereto during the preliminary project stage and the post-implementation operation stage are expensed as incurred. Costs incurred for maintenance and relatively minor upgrades and enhancements are expensed as incurred. Prior to the December 31, 2018 impairment, costs associated with the application development stage of new software products and significant upgrades and enhancements thereto were capitalized when 1) management implicitly or explicitly authorized and committed to funding a software project and 2) it was probable that the project would be completed and the software would be used to perform the function intended. The Company capitalized internal-use software development costs of $1,350,000 during 2018. The Company amortized such costs once the new software products and significant upgrades and enhancements were completed. The Company’s amortization expenses associated with capitalized software development costs amounted to $554,389 during 2018 and was reflected in cost of revenues. The unamortized internal-use software development costs amounted to $4,724,746 which was impaired at December 31, 2018. There were no expenses associated with capitalized software development costs during 2019. The amortization and impairment expenses above are reported as a component of discontinued operations.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. There was an impairment charge of $3,225,817 during the year ended December 31, 2019 related to the impairment of goodwill acquired from the Emerging Growth Agreement.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was an impairment charge of $4,724,746 recorded during the year ended December 31, 2018 related to capitalized internal-use software development costs, which is reflected as a component of discontinued operations. There was an impairment charge of $541,724 during the year ended December 31, 2019 related to the impairment of marketing-related intangible assets acquired from the Emerging Growth Agreement.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of December 31, 2019, the Company had 6,320,000 outstanding stock options and 7,543,944 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of December 31, 2018, the Company had 7,232,500 outstanding stock options and 25,045,517 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. The Company has adopted this standard on January 1, 2019 and recognized assets and liabilities arising from any leases that meet the requirements under this standard on the adoption date and included qualitative and quantitative disclosures in the Company’s notes to the consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the goodwill impairment test. The effective date for ASU 2017-04 is for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This Company has adopted this guidance for its annual goodwill impairment test performed during the year ended December 31, 2019.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. This Company has adopted this standard on January 1, 2019 and it has had no impact in the Company’s consolidated financial statements.

Other accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following at December 31, 2019 and 2018.

	December 31,	December 31,
	2019	2018

Computer equipment and software	$8,139	$-

	8,139	-

Less: accumulated depreciation	(5,119)	-

	$3,020	$-

Depreciation expense from continuing operations for the year ended December 31, 2019 amounted to $915. There was no depreciation expense from continuing operations during 2018.

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
$3,807,000

Intangible assets acquired represent amounts allocated to customers contracts of $7,000 and marketing-related intangible assets of $572,000, for an aggregate total of $579,000. The intangible assets related to customer contracts are being amortized over a period of approximately 5 months and the marketing-related intangible assets are being amortized over 10 years. Amortization expense for intangible assets for the year ended December 31, 2019 amounted to $37,276. As of December 31, 2019, the Company determined the intangible assets acquired were impaired and recorded an impairment charge of $541,724. In addition, the Company determined the goodwill was impaired and recorded an impairment charge of $3,225,817 as of December 31, 2019. As a result, as of December 31, 2019, the book value of the intangible assets and goodwill amounted to $0.

The following are the unaudited pro forma results of operations for the year ended December 31, 2019 and 2018, as if the assets purchased in the Emerging Growth Agreement had been acquired on January 1, 2018.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

	Pro Forma Combined Financials (Unaudited)
	Year Ended December 31, 2019	Year Ended December 31, 2018

Revenue from continuing operations	$1,920,758	$2,199,319

Net loss from continuing operations	$(5,877,768)	$(730,987)

Net loss from continuing operations per common share - basic and diluted	$(0.07)	$(0.01)

NOTE 5: NOTE PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. Outstanding principal on the note is due in full on September 30, 2022.

Future scheduled maturities of long-term debt are as follows.

Year Ended
December 31,

2020	$-
2021	-
2022	500,000
Total	$500,000

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,801 for year ended December 31, 2019. As of December 31, 2019, the net book value of the promissory note amounted to $484,177 including the principal amount outstanding of $500,000 net of the remaining discount of $15,823. Total interest expense for 2019 relating to this promissory note payable, including $1,801 of discount amortization, amounted to $13,993. Accrued interest as of December 31, 2019 is $3,292, which is reflected in accounts payable and accrued expenses on the accompanying consolidated balance sheet.

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

On June 20, 2019, the Company issued an aggregate of 3,500,000 restricted shares of common stock to certain promissory note holders as consideration for early payment of the promissory notes. The value of the shares issued amounted to $315,000 and was recorded as interest expense during the year ended December 31, 2019.

On June 20, 2019, the Company issued 30,000,000 restricted shares of common stock to Emerging Growth, LLC as part of the acquisition under the Emerging Growth Agreement (see Note 4). The value of the stock amounted to $2,700,000 and was recorded as part of the acquisition price of the net assets acquired under the Emerging Growth Agreement.

Restricted Stock Issued as Compensation

During 2018, the Company issued an aggregate total of 240,000 restricted shares of its common stock to its non-employee directors as partial director compensation, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2018 and ending June 30, 2019. The Company recorded expenses of $60,000 and $120,000 during the year ended December 31, 2019 and 2018, respectively. There was no remaining unrecorded compensation expense related to restricted stock as of December 31, 2019.

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

For the year ended December 31, 2019, the Company incurred $126,575 of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the year ended December 31, 2019 and 2018.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at January 1, 2018	11,469,341	$0.74	3.89
Granted	13,635,000	0.37
Forfeited/cancelled	(58,824)	1.53
Outstanding at December 31, 2018	25,045,517	$0.53	4.16
Granted	1,000,000	0.13
Forfeited/cancelled	(18,501,573)	0.52
Outstanding at December 31, 2019	7,543,944	$0.50	3.37

Vested and expected to vest at December 31, 2019	7,543,944	$0.50	3.37

Exercisable at December 31, 2019	7,543,944	$0.50	3.37

During March 2019, the Company issued 500,000 warrants exercisable at a price of $0.15 per share which expire on January 25, 2024. The fair value of these warrants amounted to $44,670, and was recognized as deferred financing costs using the effective interest method during the three-month period ended March 31, 2019. Additionally, per the down round feature of 7,935,000 warrants issued in connection with the Beedie Credit Agreement (see Note 7), pursuant to ASU 2017-11 which allows instruments with a down round feature to qualify for equity classification, the Company recognized the value of the feature when it was activated and there was an actual reduction of the strike price or conversion feature. The reduction in income of such 7,935,000 warrants amounted to $104,638 and was capitalized as deferred financing costs during the three-month period ended March 31, 2019. In connection with the closing of the Asset Purchase Agreement for the sale of the CAKE Business on June 18, 2019, the above warrants were cancelled.

On September 10, 2019, the Company issued 500,000 warrants in connection with a promissory note payable (see Note 5).

During the year ended December 31, 2018, the Company issued 12,135,000 warrants related to its loans, at a fair value of $2,727,577 and were recognized as deferred financing costs and amortized using the effective interest method over the term of the associated loan. During the year ended December 31, 2018, the Company issued 1,500,000 warrants to employees, at a fair value of $335,891, which were recognized as an expense over the vesting terms.

The Company recorded expenses of $126,810 and $318,441 during the year ended December 31, 2019 and 2018, respectively, related to warrants granted for compensation for each period is reflected as a component of discontinued operations. As of December 31, 2019, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

The warrants granted during 2019 and 2018 were valued using the Black-Scholes pricing method using the following assumptions below.

	2019			2018
Expected life in years		5		5	-	10
Stock price volatility	105.3%	-	114.2%	67.73%	-	68.48%
Risk free interest rate	1.58%	-	2.67%	1.48%	-	2.33%
Expected dividends		None			None
Estimated forfeiture rate		None			None

Options

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

The following summarizes the Company’s stock option activity for the year ended December 31, 2019 and 2018.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at January 1, 2018	8,302,500	$0.40	4.42
Forfeited/cancelled	(1,070,000)	0.39
Outstanding at December 31, 2018	7,232,500	$0.40	3.45
Forfeited/cancelled	(912,500)	0.86
Outstanding at December 31, 2019	6,320,000	$0.33	2.45

Vested and expected to vest at December 31, 2019	6,320,000	$0.33	2.45

Exercisable at December 31, 2019	6,320,000	$0.33	2.45

The Company recorded expenses of $10,963 and $30,600 during the year ended December 31, 2019 and 2018, respectively, related to stock options and are reflected as a component of discontinued operations for each period. Employees with unvested stock options all left the Company in connection with the closing of the Asset Purchase Agreement for the sale of the CAKE Business on June 18, 2019. As a result, no further options are expected to vest, and the total compensation cost related to non-vested awards not yet recognized amounted to $0 at December 31, 2019.

NOTE 7: DISCONTINUED OPERATIONS

During May 2019, the Company decided to discontinue most of its operating activities pursuant to the Asset Purchase Agreement entered into with CAKE Software, Inc. (see Note 1).

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2019 and 2018, and consist of the following:

	December 31,	December 31,
	2019	2018

Current assets of discontinued operations
Accounts receivable, net [1]	$-	$2,081,551
Prepaid expenses and other assets	-	254,760
Total current assets of discontinued operations	$-	$2,336,311

Noncurrent assets of discontinued operations
Property and equipment, net [2]	$-	$52,035
Other assets	-	108,211
Total noncurrent assets of discontinued operations	$-	$160,246

Current liabilities of discontinued operations
Accounts payable and accrued expenses	$99,695	$3,018,394
Deferred revenues [3]	-	443,650
Credit facility, short term [4]	-	3,399,240
Total current liabilities of discontinued operations	$99,695	$6,861,284

Noncurrent liabilities of discontinued operations
Credit facility, net of unamortized financing costs [4]	$-	$5,888,155
Other loan, related party net of unamortized financing costs [5]	-	386,686
Other long-term loan, net of unamortized financing costs [5]	-	2,273,402
Other liabilities	-	637,500
Total noncurrent liabilities of discontinued operations	$-	$9,185,743

[1]

The Company’s accounts receivable was due primarily from advertisers and marketers. Collateral was not required. The Company also maintained allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviewed these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserved for those accounts deemed uncollectible or likely to become uncollectible. When receivables were determined to be uncollectible, principal amounts of such receivables outstanding were deducted from the allowance. The allowance for doubtful accounts amounted to $0 and $245,736 at December 31, 2019 and 2018, respectively.

[2]	The Company’s property and equipment consisted of the following.

	December 31,	December 31,
	2019	2018

Computer equipment and software	$-	$422,441
Office furniture and equipment	-	123,932
Leasehold improvements	-	288,937

	-	835,310

Less: accumulated depreciation	-	(783,275)

	$-	$52,035

Depreciation expense from discontinued operations amounted to $31,042 and $49,868 for the year ended December 31, 2019 and 2018, respectively. The deprecation expense for each period is reflected as a component of discontinued operations.

[3]

The Company’s deferred revenue represented prepayments made by certain customers and undelivered implementation and training fees.  The Company decreased the deferred revenues by the amount of the services it rendered to such clients when provided.

[4]	A summary of the amounts previously outstanding under the Company’s credit facilities are as follows:

	December 31,	December 31,
	2019	2018

Saas Capital Loan	$-	$4,810,135
Less: deferred financing costs	-	(100,867)
Saas Capital Loan, net	-	4,709,268

Beedie Credit Agreement	$-	$6,000,000
Less: deferred financing costs	-	(1,421,873)
Beedie Credit Agreement, net	-	4,578,127

Total outstanding	$-	$10,810,135
Less: deferred financing costs	-	(1,522,740)
Total credit facility loans	$-	$9,287,395

Short-term balance	$-	$3,399,240
Long-term balance	-	5,888,155
Total credit facility loans	$-	$9,287,395

SAAS Capital Loan

On May 5, 2016, the Company entered into the SaaS Capital Loan with SaaS Capital to borrow up to a maximum of $8,000,000. Initial amounts borrowed accrued interest at the rate of 10.25% per annum with future amounts borrowed bearing interest at the greater of 10.25% or 9.21% plus the three-year treasury rate at the time of advance. Accrued interest on amounts borrowed was payable monthly for the first six months and thereafter 36 equal monthly payments of principal and interest is payable. Prepayments will be subject to a 10%, 6% or 3% of principal premium if prepaid prior to 12 months, between 12 and 24 months, or between 24 months and maturity, respectively.

The fair value of the warrants previously issued in connection with the SaaS Capital Loan were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the year ended December 31, 2019 and 2018, $100,867 and $198,408, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

On May 15, 2019, the Company entered into a consent letter, agreement and waiver of the SaaS Capital Loan to, among other things, provide that upon the closing of the Asset Purchase Agreement with Constellation, the Company will pay to SaaS Capital the outstanding principal balance and accrued but unpaid interest due under the SaaS Capital Loan plus $250,000 in fees, SaaS Capital will release its liens related to the Company’s CAKE Business assets, SaaS Capital’s warrants to purchase an aggregate of 1,733,333 shares of the Company’s common stock will be cancelled, and fees payable under the terms of the SaaS Capital Loan in the aggregate amount of $495,186 will be payable to SaaS Capital from the holdback and earnout payments payable by Constellation under the Asset Purchase Agreement in which the Company granted SaaS Capital a security interest.

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

Beedie Credit Agreement

On January 25, 2018, the Company entered into the Beedie Credit Agreement with Beedie to borrow up to a maximum of $7,000,000. Outstanding principal accrued interest at the rate of 12% per annum increasing to 14% per annum if our gross margins fall below amounts specified in the Beedie Credit Agreement. Accrued interest on outstanding principal was payable monthly in arrears. We paid Beedie a commitment fee of $175,000 and paid to Beedie a monthly standby fee of 0.325% on the unadvanced and available amount.

The fair value of the warrants previously issued in connection with the Beedie Credit Agreement were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the year ended December 31, 2019 and 2018, $1,571,181 and $474,510, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

On May 15, 2019, the Company entered into a seventh amendment of the Beedie Credit Agreement to, among other things, provide that upon the closing of the Asset Purchase Agreement with Constellation, the Company will pay to Beedie the outstanding principal balance and accrued but unpaid interest due under the Beedie Credit Agreement, Beedie will release its liens related to the Company’s CAKE Business assets, Beedie’s warrants to purchase an aggregate of 7,935,000 shares of the Company’s common stock will be cancelled, and fees payable under the terms of the Beedie Credit Agreement in the aggregate amount of $1,015,862 will be payable to Beedie from the holdback and earnout payments payable by Constellation under the Asset Purchase Agreement in which the Company granted Beedie a security interest.

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

[5]	A summary of the amounts previously outstanding under the Company’s other long-term loans were as follows:

	December 31,	December 31,
	2019	2018

2018 Promissory Notes	$-	$1,450,000
August 2018 Promissory Notes	-	1,500,000
Less: deferred financing costs	-	(676,598)
Other long-term loans, net	$-	$2,273,402

2018 Promissory Notes, related party	$-	$550,000
Less: deferred financing costs	-	(163,314)
	$-	$386,686

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

The fair value of the warrants previously issued in connection with the 2018 Promissory Notes and the August 2018 Promissory Notes were recorded as discounts to the notes payable and were being amortized into interest expense over the maturity periods. During the year ended December 31, 2019 and 2018, $839,912 and $174,103, respectively, of debt discount was amortized into interest expense. At the time the outstanding loan balances were settled in June 2019, any remaining discount balances were recorded as interest expense.

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations. The results of the discontinued operations of the CAKE Business for the year ended December 31, 2019 and 2018 have been reflected as discontinued operations in the consolidated statements of operations, and consist of the following:

	For the Year Ended
	December 31,	December 31,
	2019	2018

Net revenues	$9,001,307	$21,729,605
Cost of revenue	3,863,471	9,075,828
Gross profit	5,137,836	12,653,777

Operating expenses:
Research and development	1,263,808	4,165,586
Sales and marketing	2,016,637	4,301,712
General and administrative	3,085,858	7,006,874
Impairment loss	-	4,724,746
Total operating expenses	6,366,303	20,198,918

Loss from operations	(1,228,467)	(7,545,141)

Other income (expense):
Gain on sale of discontinued operations	19,473,080	-
Interest income	34	503
Interest expense	(3,773,651)	(2,581,046)
Total other income (expense)	15,699,463	(2,580,543)

Net income (loss) from discontinued operations before provision for income taxes	14,470,996	(10,125,684)
Provision for income taxes	79,823	-
Net income (loss) from discontinued operations	$14,391,173	$(10,125,684)

The following is a summary of the gain on sale of discontinued operations of the CAKE Business reflected above during the year ended December 31, 2019.

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

NOTE 8: INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2019 and 2018 consisted of the following.  The provision for income taxes in 2019 is a result of the gain on the sale of the CAKE Business, and therefore has been classified as a component of discontinued operations.

	Years Ended
	December 31,
	2019	2018
Current
Federal	-	-
State	79,823	-
Total current	$79,823	$-
Deferred
Federal	-	-
State	-	-
Total deferred	$-	$-
Total	$79,823	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended
	December 31,
	2019	2018
Statutory federal rate	21.0%	21.0%
State income taxes net of federal income tax benefit	0.8%	0.0%
Permanent differences for tax purposes	0.0%	-0.1%
Change in valuation allowance	-20.5%	-20.9%
Effective income tax rate	1.3%	0.0%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets and liabilities are as follows:

	Years Ended
	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$2,643,196	$6,012,765
Impairment of intangible assets	1,054,294
Stock-based compensation	-	2,025,227
Other temporary differences	11,891	2,733,185
Total deferred tax assets	3,709,381	10,771,177
Change in valuation allowance	(3,709,381)	(10,771,177)
Effective income tax rate	$-	$-

At December 31, 2019, the Company had available net operating loss carryovers of approximately $11.6 million that may be applied against future taxable income and expires at various dates between 2027 and 2039, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized. The net change in the valuation allowance is primarily due to the net income generated in 2019, which decreased the net operating loss carryforward in 2019 compared to 2018.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax years ended 2016 and later and by California authorities for tax years ended 2013 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2019, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Leases

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

The Company leased office space in Santa Monica, California under a short-term lease at $1,000 per month. The lease was terminated in March 2020 and the Company has no further obligations under this lease.

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

NOTE 10: SUBSEQUENT EVENTS

On April 3, 2020, the Company entered into a term sheet, or the “Term Sheet, for a joint venture and marketing agreement with BlockCerts Blockchain Limited BVI, or BCBC, for the development of proprietary websites, an ecommerce platform and market place dedicated to CBD products, services and lifestyle.

In connection with the execution of the Term Sheet, Tim Vasko, founder and CEO of BCBC, was appointed to a newly created Technology Advisory Board of the Company where he will advise on technology direction, requirements and scalability. Mr. Vasko is an entrepreneur, certified with MIT and Oxford in blockchain, AI, analytics and FinTech. Mr. Vasko is an inventor and patent holder of secure Virtual Space Technology. Over 1.8 million development hours has made Mr. Vasko’s BlockCerts.com a leader in the blockchain platform marketplace for businesses, enterprises, organizations, exchanges and governments. Mr. Vasko’s prior companies in the areas of health care, real estate, private equity, SME and exchanges have processed billions of transactions. Mr. Vasko is also a member of the prestigious Forbes Technology Council.

The Company will issue 7 million shares of restricted stock in consideration for the services to be provided by BCBC, subject to satisfactory completion of due diligence, the negotiation and execution of definitive documentation for the marketing agreement and development of the websites and marketplace. While there are no assurances that the joint venture, marketing agreement and development of the websites and marketplace will occur, the Company and BCBC have agreed to a one year exclusivity period whereby either will not entertain any other proposals for a similar transaction unless the Term Sheet has been terminated.

On May 6, 2020, the Company entered into a promissory note, or the Note, with Pacific Western Bank, evidencing an unsecured loan, or the Loan, in the amount of $263,000 made to the Company under the Paycheck Protection Program, or the PPP. The PPP is a program of the U.S. Small Business Administration (the “SBA”) established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Under the PPP, the proceeds of the Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments, or the Qualifying Expenses. The Company intends to use the entire Loan amount for Qualifying Expenses under the PPP.

The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. On December 1, 2020 and on the first day of each month thereafter until May 1, 2022, the Company must make equal monthly payments of the amount of principal under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Note contains events of default and other conditions customary for a Note of this type.

Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of Qualifying Expenses and the Company maintaining its payroll levels over certain required thresholds under the PPP. The terms of any forgiveness also may be subject to further requirements in any regulations and guidelines the SBA may adopt. No assurance can be provided that the Company will obtain forgiveness of the Note in whole or in part.