Form 10-Q
period 2020-03-31
CFN Enterprises Inc.
filed 2020-06-30
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number: 000-52635

CFN ENTERPRISES INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3858769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 E. 8TH STREET

WHITEFISH, MT 59937

 (Address of principal executive offices) (Zip code)

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of June 30, 2020, was 99,929,709.

When used in this quarterly report, the terms “CFN Enterprises,” “the Company,” “we,” “our,” and “us” refer to CFN Enterprises Inc., a Delaware corporation.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by CFN Enterprises Inc. (the "Company") with the Securities and Exchange Commission (the "SEC") on May 18, 2020, the filing of the Company's Quarterly Report on 10-Q for the period ended March 31, 2020 was delayed as a result of disruptions caused by the novel coronavirus ("COVID-19").  To delay the filing of the Form 10-Q, the Company has relied on the Order of the SEC, dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-88465).

Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the COVID-19 pandemic has disrupted the operations of the Company’s management, business and finance teams.  This has, in turn, impacted the Company’s ability to complete and file this Quarterly Report with the SEC by its original due date of May 15, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations for 2020, our expectations for revenue sources, costs of revenue and expenses going forward, and that we will continue to pursue strategic transactions and opportunities, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of CFN Enterprises Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” contained in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on June 15, 2020. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets
Cash	$48,145	$107,727
Accounts receivable, net	16,743	72,649
Prepaid expenses and other current assets	4,575	4,136
Total current assets	69,463	184,512

Other assets
Property and equipment	2,670	3,020
Total other assets	2,670	3,020
Total assets	$72,133	$187,532

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$503,196	$261,539
Deferred revenues	41,334	15,734
Current liabilities of discontinued operations	94,363	99,695
Total current liabilities	638,893	376,968
Long-term note payable	485,640	484,177
Total liabilities	1,124,533	861,145

Commitments and contingencies

Stockholders' deficit
Series A Preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1	1
Series B Preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 99,679,709 shares issued and outstanding as of March 31, 2020 and December 31, 2019	99,679	99,679
Additional paid-in capital	34,031,326	34,031,326
Accumulated deficit	(35,099,480)	(34,721,149)
Accumulated other comprehensive income	(83,929)	(83,473)
Total stockholders' deficit	(1,052,400)	(673,613)
Total liabilities and stockholders' deficit	$72,133	$187,532

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,	March 31,
	2020	2019

Net revenues	$112,267	$-
Cost of revenue	224,164	-
Gross loss	(111,897)	-

Operating expenses:
Selling, general and administrative	194,981	289,001
Total operating expenses	194,981	289,001

Loss from operations	(306,878)	(289,001)

Other income (expense):
Interest expense	(11,463)	-
Interest income	10	56
Total other income (expense)	(11,453)	56

Net loss before provision for income taxes	(318,331)	(288,945)
Provision for income taxes	-	-
Net loss from continuing operations	(318,331)	(288,945)
Loss from discontinued operations, net of tax	-	(724,692)
Net loss	$(318,331)	$(1,013,637)
Preferred stock interest	60,000	-
Net loss available to common shareholders	$(378,331)	$(1,013,637)

Net loss from continuing operations per share, basic and diluted	$(0.00)	$(0.00)

Net loss from discontinued operations per share, basic and diluted	$-	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	99,679,709	66,179,709

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31,	March 31,
	2020	2019

Net loss	$(318,331)	$(1,013,637)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(456)	2,931
Total other comprehensive income (loss), net of tax	(456)	2,931
Comprehensive loss	$(318,787)	$(1,010,706)

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2018	-	$-	-	$-	66,179,709	$66,179	$29,498,125	$(42,960,124)	$(77,355)	$(13,473,175)

Fair value of options and restricted stock awards	-	-	-	-	-	-	36,578	-	-	36,578
Fair value of warrants	-	-	-	-	-	-	89,119	-	-	89,119
Fair value of warrants issued with promissory notes	-	-	-	-	-	-	44,670	-	-	44,670
Fair value of repricing adjustment	-	-	-	-	-	-	104,638	-	-	104,638
Net loss	-	-	-	-	-	-	-	(1,013,637)	-	(1,013,637)
Foreign currency translation	-	-	-	-	-	-	-	-	2,931	2,931
Balance, March 31, 2019	-	$-	-	$-	66,179,709	$66,179	$29,773,130	$(43,973,761)	$(74,424)	$(14,208,876)

Balance, December 31, 2019	500	$1	3,000	$3	99,679,709	$99,679	$34,031,326	$(34,721,149)	$(83,473)	$(673,613)

Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(318,331)	-	(318,331)
Foreign currency translation	-	-	-	-	-	-	-	-	(456)	(456)
Balance, March 31, 2020	500	$1	3,000	$3	99,679,709	$99,679	$34,031,326	$(35,099,480)	$(83,929)	$(1,052,400)

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,	March 31,
	2020	2019

Cash flows from operating activities
Net loss	$(318,331)	$(1,013,637)
Loss from discontinued operations	-	(724,692)
Net loss from continuing operations	(318,331)	(288,945)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Restricted stock awards	-	30,000
Depreciation and amortization	350	-
Amortization of deferred financing cost	1,463	-
Provision for bad debt	20,000	-

Changes in operating assets and liabilities:
Accounts receivable	35,906	-
Prepaid expenses and other current assets	(439)	-
Accounts payable and accrued expenses	211,657	-
Deferred revenue	25,600	-

Net cash used in operating activities of continuing operations	(23,794)	(258,945)
Net cash used in operating activities of discontinued operations	(4,198)	633,085
Net cash used in operating activities	(27,992)	374,140

Cash flows from investing activities	-	-

Cash flows from financing activities
Payment of preferred stock interest	(30,000)	-

Net cash used in financing activities of continuing operations	(30,000)	-
Net cash provided by financing activities of discontinued operations	-	139,980
Net cash (used in) provided by financing activities	(30,000)	139,980

Effect of exchange rate fluctuations on cash	(1,590)	2,931

Net change in cash and restricted cash	(59,582)	517,051
Cash and restricted cash, beginning of the period	107,727	77,295
Cash and restricted cash, end of the period	$48,145	$594,346

Supplemental disclosure of cash flow information:
Interest paid	$-	$407,074
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Fair value of warrants issued in connection with line of credit and promissory notes	$-	$44,670
Recorded lease right-of-use asset and related lease liability	$-	$155,542
Accrued payables and short-term note directly paid off by credit facility	$-	$62,379
Accrual of preferred stock interest	$30,000	$-
Warrant repricing adjustment	$-	$104,638

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

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

The Company had working capital deficit of $569,430 and an accumulated deficit of $35,099,480 as of March 31, 2020.  The Company also had a net loss from continuing operations of $318,331 during the three months ended March 31, 2020.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing its existing business acquired under the Emerging Growth Agreement and managing and reducing operating and overhead costs. On May 6, 2020, the Company received $263,000 in the form of a loan from the PPP, as well $150,000 in proceeds from a loan with the SBA on June 24, 2020 (see Note 9).  However, the Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2019 and 2018, respectively, which are included in the Company’s December 31, 2019 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on June 15, 2020.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended March 31, 2020 are not necessarily indicative of results for the entire year ending December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had restricted cash as a result of its corporate card program through its bank, which required collateral placed in a money market account. The corporate card program was terminated in 2019, which resulted in the restricted cash balance being transferred back to the Company for its general use. The Company had a restricted cash balance of $50,000 included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2019. The Company had no restricted cash as of March 31, 2020 or December 31, 2019.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of March 31, 2020 and December 31, 2019 amounted to $183,750 and $163,750, respectively.

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

The Company's accounts receivable are due from customers located in the United States and Canada. The Company had one customer which accounted for 100% of its net accounts receivable at March 31, 2020. The Company had five customers who each accounted for 32.3%, 13.8%, 13.8%, 13.8% and 10.3%, respectively, of its net accounts receivable at December 31, 2019.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses relating to continuing operations amounted to $47,966 and $0 for the three months ended March 31, 2020 and 2019, respectively. Advertising expenses reported as a component of discontinued operations amounted to $0 and $98,967 for the three months ended March 31, 2020 and 2019, respectively.

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

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the three months ended March 31, 2020 or 2019.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of March 31, 2020, the Company had 3,160,000 outstanding stock options and 7,543,944 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of March 31, 2019, the Company had 7,130,000 outstanding stock options and 25,545,517 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update, or ASU, 2019-12, Simplifying the Accounting for Income Taxes which amends ASC 740 Income Taxes, or ASC 740. This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2021.  The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted.  The Company is currently evaluating the effect of this ASU on the Company’s financial statements and related disclosures.

Other accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following at March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
	(Unaudited)

Computer equipment and software	$8,139	$8,139

	8,139	8,139

Less: accumulated depreciation	(5,469)	(5,119)

	$2,670	$3,020

Depreciation expense from continuing operations for the three months ended March 31, 2020 and 2019 amounted to $350 and $0, respectively.

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
$3,807,000

The intangible assets and goodwill acquired in this transaction were fully impaired at the end of 2019.

The following are the unaudited pro forma results of operations for the three months ended March 31, 2019 as if the assets purchased in the Emerging Growth Agreement had been acquired on January 1, 2019.  The amounts presented on the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2020 already reflect the impact of the acquisition for the full period. The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

Pro Forma Combined Financials (Unaudited)
Three Months Ended March 31, 2019

Revenue from continuing operations	$563,782

Net loss from continuing operations	$(178,077)

Net loss from continuing operations per common share - basic and diluted	$(0.00)

NOTE 5: NOTE PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. Outstanding principal on the note is due in full on September 30, 2022.

Future scheduled maturities of long-term debt are as follows.

Year Ended
December 31,

2020 (remainder of)	$-
2021	-
2022	500,000
Total	$500,000

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,463 for the three months ended March 31, 2020. As of March 31, 2020, the net book value of the promissory note amounted to $485,640 including the principal amount outstanding of $500,000 net of the remaining discount of $14,360. Total interest expense for the three months ended March 31, 2020 relating to this promissory note payable amounted to $11,463, including $1,463 of discount amortization. Accrued interest as of March 31, 2020 and December 31, 2019 was $13,192 and $3,192, respectively, which is reflected in accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheet.

The warrants issued with the promissory note were valued using the Black-Scholes pricing method using the following assumptions below.

Expected life in years	5
Stock price volatility	114.20%
Risk free interest rate	1.58%
Expected dividends	None
Estimated forfeiture rate	None

NOTE 6: STOCKHOLDERS’ DEFICIT

Restricted Stock Issued as Compensation

During 2018, the Company issued an aggregate total of 240,000 restricted shares of its common stock to its non-employee directors as partial director compensation, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2018 and ending June 30, 2019. The Company recorded expenses of $0 and $30,000 during the three months ended March 31, 2020 and 2019, respectively. There was no remaining unrecorded compensation expense related to restricted stock as of March 31, 2020.

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

For the three months ended March 31, 2020 and 2019, the Company incurred interest from the outstanding preferred stock of $60,000 and $0, respectively.

Warrants

The following summarizes the Company’s warrant activity for the three months ended March 31, 2020.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at December 31, 2019	7,543,944	$0.50	3.37
Granted	-
Forfeited/cancelled	-
Outstanding at March 31, 2020 (unaudited)	7,543,944	$0.50	3.12

Vested and expected to vest at March 31, 2020 (unaudited)	7,543,944	$0.50	3.12

Exercisable at March 31, 2020 (unaudited)	7,543,944	$0.50	3.12

During the three months ended March 31, 2019, the Company issued 500,000 warrants exercisable at a price of $0.15 per share which expire on January 25, 2024. The fair value of these warrants amounted to $44,670, and was recognized as deferred financing costs using the effective interest method during the three-month period ended March 31, 2019. Additionally, per the down round feature of 7,935,000 warrants issued in connection with a prior credit agreement, pursuant to ASU 2017-11 which allows instruments with a down round feature to qualify for equity classification, the Company recognized the value of the feature when it was activated and there was an actual reduction of the strike price or conversion feature. The reduction in income of such 7,935,000 warrants amounted to $104,638. In connection with the closing of the Asset Purchase Agreement for the sale of the CAKE Business on June 18, 2019, the above warrants were cancelled.

The Company recorded expenses of $0 and $89,119 during the three months ended March 31, 2020 and 2019, respectively, related to warrants granted for compensation. As of March 31, 2020, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The following summarizes the Company’s stock option activity for the three months ended March 31, 2020.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2019	6,320,000	$0.33	2.45
Forfeited/cancelled	(3,160,000)	0.33
Outstanding at March 31, 2020 (unaudited)	3,160,000	$0.33	2.20

Vested and expected to vest at March 31, 2020 (unaudited)	3,160,000	$0.33	2.20

Exercisable at March 31, 2020 (unaudited)	3,160,000	$0.33	2.20

The Company recorded expenses of $0 and $6,578 during the three months ended March 31, 2020 and 2019, respectively, related to stock options. As of March 31, 2020, all outstanding options were fully vested and there was no remaining unrecorded compensation expense.

NOTE 7: DISCONTINUED OPERATIONS

During May 2019, the Company decided to discontinue most of its operating activities pursuant to the Asset Purchase Agreement entered into with CAKE Software, Inc. (see Note 1).

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheets, and consist of the following as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
	(Unaudited)
Current liabilities of discontinued operations
Accounts payable and accrued expenses	$94,363	$99,695
Total current liabilites of discontinued operations	$94,363	$99,695

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying unaudited condensed consolidated statements of operations. The results of the discontinued operations of the CAKE Business for the three months ended March 31, 2020 have been reflected as discontinued operations in the consolidated statements of operations, and consist of the following:

	For the Three Months Ended
	March 31,	March 31,
	2020	2019

Net revenues	$-	$4,825,822
Cost of revenue	-	1,829,373
Gross profit	-	2,996,449

Operating expenses:
Research and development	-	779,248
Sales and marketing	-	856,439
General and administrative	-	1,360,281
Total operating expenses	-	2,995,968

Income from operations	-	481

Other expense:
Interest expense	-	(725,173)
Total other expense	-	(725,173)

Net loss from discontinued operations before provision for income taxes	-	(724,692)
Provision for income taxes	-	-
Net loss from discontinued operations	$-	$(724,692)

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

In connection with the execution of the Term Sheet, Tim Vasko, founder and CEO of BCBC, was appointed to a newly created Technology Advisory Board of the Company where he will advise on technology direction, requirements and scalability. Effective April 3, 2020, Mr. Vasko received 500,000 shares of restricted stock for his service as an advisory board member, with 250,000 shares vesting immediately and the remainder vesting in four equal quarterly installments commencing on July 1, 2020. Mr. Vasko is an entrepreneur, certified with MIT and Oxford in blockchain, AI, analytics and FinTech. Mr. Vasko is an inventor and patent holder of secure Virtual Space Technology. Over 1.8 million development hours has made Mr. Vasko’s BlockCerts.com a leader in the blockchain platform marketplace for businesses, enterprises, organizations, exchanges and governments. Mr. Vasko’s prior companies in the areas of health care, real estate, private equity, SME and exchanges have processed billions of transactions. Mr. Vasko is also a member of the prestigious Forbes Technology Council.

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

On May 6, 2020, the Company entered into a promissory note, or the Note, with Pacific Western Bank, evidencing an unsecured loan, or the Loan, in the amount of $263,000 made to the Company under the Paycheck Protection Program, or the PPP. The PPP is a program of the U.S. Small Business Administration, or SBA, established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Under the PPP, the proceeds of the Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments, or the Qualifying Expenses. The Company intends to use the entire Loan amount for Qualifying Expenses under the PPP.

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

On June 24, 2020, the Company entered into a Loan Authorization and Agreement with the SBA under which the Company borrowed $150,000, and issued to the SBA a note and security agreement for the amount borrowed. Outstanding borrowings accrue interest at a rate of 3.75% per annum, and installment payments, including principal and interest, of $731 are due monthly and begin 12 months from the date of the loan agreement. The balance of any remaining principal and interest is due 30 years from the date of the loan agreement. As collateral for the borrowing, the Company granted the SBA a security interest in substantially all assets of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2019. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following are the results of our operations for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019:

	For the Three Months Ended
	March 31,	March 31,
	2020	2019	Change

Net revenues	$112,267	$-	$112,267
Cost of revenue	224,164	-	224,164
Gross loss	(111,897)	-	(111,897)

Operating expenses:
Selling, general and administrative	194,981	289,001	(94,020)
Total operating expenses	194,981	289,001	(94,020)

Loss from operations	(306,878)	(289,001)	(17,877)

Other income (expense):
Interest expense	(11,463)	-	(11,463)
Interest income	10	56	(46)
Total other income (expense)	(11,453)	56	(11,509)

Net loss before provision for income taxes	(318,331)	(288,945)	(29,386)
Provision for income taxes	-	-	-
Net loss from continuing operations	(318,331)	(288,945)	(29,386)
Loss from discontinued operations, net of tax	-	(724,692)	724,692
Net loss	$(318,331)	$(1,013,637)	$695,306

Net Revenues

Subsequent to the closing of the Asset Purchase Agreement with Constellation on June 18, 2019, which resulted in the sale of our CAKE Business and discontinuation of our operations previously recorded under this line of business, our net revenues from continuing operations consists of revenue generated from customer contracts acquired in the Emerging Growth Agreement which closed on June 20, 2019. Subsequent to this date, our revenues are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. We offer different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity. Our revenue for the three months ended March 31, 2020 represents revenue related to this line of business. We expect this be our primary source of revenue going forward.

Costs of Revenue

Our cost of revenue represents costs incurred associated with performing services under our customer contracts acquired under the Emerging Growth Agreement. Our cost of revenue for the three months ended March 31, 2020 related to this line of business. We expect for our cost of revenue to increase proportionately with increases in revenues recognized in future periods.

Operating Expenses

Our operating expenses for the three months ended March 31, 2020 decreased by $94,020 as compared to the prior year period due primarily to higher legal and professional fees in 2019 associated with transactions being contemplated during that time frame, as well as $60,000 of compensation expense during the three months ended March 31, 2019 related to our board of directors which did not re-occur in 2020. Continuing operating expenses presented during the three months ended March 31, 2020 reflect administrative expenses associated with payroll, business insurance, legal and accounting fees that we will continue to incur.

Discontinued Operations

Effective June 18, 2019, we sold substantially all of our assets associated with the CAKE Business. The loss from discontinued operations during the three months ended March 31, 2019 represents the prior year results from the CAKE Business reclassified as discontinued operations. There was no activity related to discontinued operations during the three months ended March 31, 2020.

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

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash flows provided by (used in) operating activities	$(27,992)	$374,140
Cash flows provided by (used in) investing activities	$-	$-
Cash flows provided by (used in) financing activities	$(30,000)	$139,980

As of March 31, 2020, we had unrestricted cash of $48,145.

Net cash used in operating activities was $27,992 during the three months ended March 31, 2020, compared to cash provided by operating activities of $374,140 during the same period in 2019. The cash used in operating activities in 2020 was primarily the result of the net loss during the period, offset by an increase in accounts payable and accrued expenses. We generated positive net cash flows from operating activities during the three months ended March 31, 2019 due primarily to a large increase in accounts payable and accrued expenses during the period.

We had no cash provided by or used in investing activities during the three months ended March 31, 2020 or 2019.

Net cash used in financing activities was $30,000 for the three months ended March 31, 2020, as compared to net cash provided by financing activities of $139,980 for the same period in 2019. Cash used in financing activities in 2020 consisted of payments of interest on our Series A and B Preferred Stock. Net cash provided by financing activities in 2019 was the result of net borrowings made under our previous credit facility.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,463 for the three months ended March 31, 2020. As of March 31, 2020, the net book value of the promissory note amounted to $485,640 including the principal amount outstanding of $500,000 net of the remaining discount of $14,360.

Obligations Under Preferred Stock

On June 20, 2019, existing debtholders with outstanding principal balances totaling $500,000 were issued an aggregate of 500 shares of Series A Preferred Stock, each with a stated value per share of $1,000, as conversion of $500,000 worth of outstanding promissory notes. The Series A Preferred Stock bears interest at 12% per annum, and is convertible into our common stock at the election of the holder at a conversion price per share to be mutually agreed between us and the holder in the future, and be redeemable at our option following the third year after issuance, without voting rights or a liquidation preference.

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

Other outstanding obligations at March 31, 2020

Warrants

As of March 31, 2020, 7,543,944 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of March 31, 2020, 3,160,000 shares of our common stock are issuable pursuant to the exercise of options.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2020, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During 2019, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other service providers involved with performing key elements of our disclosure and financial reporting controls.  Our current financial condition, brought on in-part by COVID-19, has temporarily hindered our ability to file timely reports for this reason.  As a result, we have assessed our disclosure controls and controls over financial reporting as not effective.

PART II - OTHER INFORMATION

Item 5. Other Information

Given the timing of the events, the following information is included in this Form 10-Q pursuant to Item 1.01 “Entry into a Material Definitive Agreement” and Item 2.03 “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K in lieu of filing a Form 8-K.

On June 24, 2020, the Company entered into a Loan Authorization and Agreement with the SBA under which the Company borrowed $150,000, and issued to the SBA a note and security agreement for the amount borrowed. Outstanding borrowings accrue interest at a rate of 3.75% per annum, and installment payments, including principal and interest, of $731 are due monthly and begin 12 months from the date of the loan agreement. The balance of any remaining principal and interest is due 30 years from the date of the loan agreement. As collateral for the borrowing, the Company granted the SBA a security interest in substantially all assets of the Company.

Item 6.  Exhibits

10.1	Form of Promissory Note issued on May 6, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on June 15, 2020).

10.2

Loan Authorization and Agreement between the U.S. Small Business Administration and CFN Enterprises Inc., dated June 24, 2020, and forms of related Promissory Note and Security Agreement issued by CFN Enterprises Inc. on June 24, 2020*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.*

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: June 30, 2020	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)