Form 10-Q
period 2020-06-30
CFN Enterprises Inc.
filed 2020-08-10
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 10, 2020, was 104,792,209.

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

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets
Cash	$315,668	$107,727
Restricted cash	20,000	-
Accounts receivable, net	27,456	72,649
Prepaid expenses and other current assets	4,664	4,136
Total current assets	367,788	184,512

Other assets
Property and equipment	2,321	3,020
Total other assets	2,321	3,020
Total assets	$370,109	$187,532

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$832,562	$261,539
Deferred revenues	47,112	15,734
Current portion of long-term debt	100,519	-
Current liabilities of discontinued operations	94,261	99,695
Total current liabilities	1,074,454	376,968
Long-term notes payable, net of current portion and discounts	799,584	484,177
Total liabilities	1,874,038	861,145

Commitments and contingencies

Stockholders' deficit
Series A Preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1	1
Series B Preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 99,929,709 and 99,679,709 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	99,929	99,679
Additional paid-in capital	34,035,933	34,031,326
Accumulated deficit	(35,555,866)	(34,721,149)
Accumulated other comprehensive income	(83,929)	(83,473)
Total stockholders' deficit	(1,503,929)	(673,613)
Total liabilities and stockholders' deficit	$370,109	$187,532

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Net revenues	$82,435	$62,720	$194,702	$62,720
Cost of revenue	61,105	33,449	285,269	33,449
Gross profit (loss)	21,330	29,271	(90,567)	29,271

Operating expenses:
Selling, general and administrative	404,689	605,828	599,670	894,829
Total operating expenses	404,689	605,828	599,670	894,829

Loss from operations	(383,359)	(576,557)	(690,237)	(865,558)

Other income (expense):
Interest expense	(13,032)	-	(24,495)	-
Interest income	5	56	15	112
Total other income (expense)	(13,027)	56	(24,480)	112

Net loss before provision for income taxes	(396,386)	(576,501)	(714,717)	(865,446)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(396,386)	(576,501)	(714,717)	(865,446)
Gain from discontinued operations, net of tax	-	15,194,741	-	14,470,049
Net income (loss)	$(396,386)	$14,618,240	$(714,717)	$13,604,603
Preferred stock interest	60,000	6,575	120,000	6,575
Net income (loss) available to common shareholders	$(456,386)	$14,611,665	$(834,717)	$13,598,028

Net loss from continuing operations per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Net loss from discontinued operations per share, basic and diluted	$-	$0.22	$-	$0.21
Weighted average number of common shares outstanding, basic and diluted	99,921,467	69,861,028	99,801,256	68,030,538

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Net income (loss)	$(396,386)	$14,618,240	$(714,717)	$13,604,603
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	551	(456)	3,482
Total other comprehensive income (loss), net of tax	-	551	(456)	3,482
Comprehensive income (loss)	$(396,386)	$14,618,791	$(715,173)	$13,608,085

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three and Six Month period ended June 30, 2020 and 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance, December 31, 2018	-	$-	-	$-	66,179,709	$66,179	$29,498,125	$(42,960,124)	$(77,355)	$(13,473,175)

Fair value of options and restricted stock awards	-	-	-	-	-	-	36,578	-	-	36,578
Fair value of warrants	-	-	-	-	-	-	89,119	-	-	89,119
Fair value of warrants issued with promissory notes	-	-	-	-	-	-	44,670	-	-	44,670
Fair value of repricing adjustment	-	-	-	-	-	-	104,638	-	-	104,638
Net loss	-	-	-	-	-	-	-	(1,013,637)	-	(1,013,637)
Foreign currency translation	-	-	-	-	-	-	-	-	2,931	2,931
Balance, March 31, 2019	-	-	-	-	66,179,709	66,179	29,773,130	(43,973,761)	(74,424)	(14,208,876)

Conversion of debt into Series A Preferred Stock	500	1	-	-	-	-	499,999	-	-	500,000
Issuance of Series B Preferred Stock for acquisition of CFN	-	-	3,000	3	-	-	686,997	-	-	687,000
Issuance of common stock for acquisition of CFN	-	-	-	-	30,000,000	30,000	2,670,000	-	-	2,700,000
Issuance of common stock as payment of interest	-	-	-	-	3,500,000	3,500	311,500	-	-	315,000
Fair value of options and restricted stock awards	-	-	-	-	-	-	34,385	-	-	34,385
Fair value of warrants	-	-	-	-	-	-	37,691	-	-	37,691
Preferred stock interest	-	-	-	-	-	-	-	(6,575)	-	(6,575)
Net income	-	-	-	-	-	-	-	14,618,240	-	14,618,240
Foreign currency translation	-	-	-	-	-	-	-	-	551	551
Balance, June 30, 2019	500	$1	3,000	$3	99,679,709	$99,679	$34,013,702	$(29,362,096)	$(73,873)	$4,677,416

Balance, December 31, 2019	500	$1	3,000	$3	99,679,709	$99,679	$34,031,326	$(34,721,149)	$(83,473)	$(673,613)

Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(318,331)	-	(318,331)
Foreign currency translation	-	-	-	-	-	-	-	-	(456)	(456)
Balance, March 31, 2020	500	$1	3,000	$3	99,679,709	$99,679	$34,031,326	$(35,099,480)	$(83,929)	$(1,052,400)

Share-based compensation	-	-	-	-	250,000	250	4,607	-	-	4,857
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(396,386)	-	(396,386)
Foreign currency translation	-	-	-	-	-	-	-	-	-	-
Balance, June 30, 2020	500	$1	3,000	$3	99,929,709	$99,929	$34,035,933	$(35,555,866)	$(83,929)	$(1,503,929)

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,	June 30,
	2020	2019

Cash flows from operating activities
Net loss	$(714,717)	$13,604,603
Loss from discontinued operations	-	14,470,049
Net loss from continuing operations	(714,717)	(865,446)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Restricted stock awards	-	60,000
Depreciation and amortization	699	197
Share-based compensation	4,857	-
Amortization of deferred financing cost	2,926	-
Provision for bad debt	20,000	-

Changes in operating assets and liabilities:
Accounts receivable	25,193	(51,560)
Prepaid expenses and other current assets	(528)	(32,500)
Accounts payable and accrued expenses	496,023	152,633
Deferred revenue	31,378	21,340

Net cash used in operating activities of continuing operations	(134,169)	(715,336)
Net cash used in operating activities of discontinued operations	(4,129)	(4,660,470)
Net cash used in operating activities	(138,298)	(5,375,806)

Cash flows from investing activities
Purchase of property and equipment	-	(1,751)
Payments for acquisition of subsidiary	-	(420,000)
Net cash used in investing activities of continuing operations	-	(421,751)
Net cash provided by investing activities of discontinued operations	-	20,892,667
Net cash provided by investing activities	-	20,470,916

Cash flows from financing activities
Proceeds from notes payable	413,000	-
Payment of preferred stock interest	(45,000)	-

Net cash used in financing activities of continuing operations	368,000	-
Net cash used in financing activities of discontinued operations	-	(13,872,514)
Net cash (used in) provided by financing activities	368,000	(13,872,514)

Effect of exchange rate fluctuations on cash	(1,761)	1,196

Net change in cash and restricted cash	227,941	1,223,792
Cash and restricted cash, beginning of the period	107,727	77,295
Cash and restricted cash, end of the period	$335,668	$1,301,087

Supplemental disclosure of cash flow information:
Interest paid	$-	$946,691
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Fair value of warrants issued in connection with line of credit and promissory notes	$-	$44,670
Accrued payables and short-term note directly paid off by credit facility	$-	$62,379
Accrual of preferred stock interest	$75,000	$6,575
Warrant repricing adjustment	$-	$104,638
Conversion of notes payable to Series A Preferred Stock	$-	$500,000
Issuance of Series B Preferred Stock for acquisition of subsidiary	$-	$687,000
Issuance of common stock for acquisition of subsidiary	$-	$2,700,000

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

On May 15, 2019, the Company entered into the Emerging Growth Agreement with Emerging Growth, LLC (the “Seller” or “Emerging Growth”), pursuant to which the Company acquired certain assets from the Seller related to its sponsored content and marketing business for a purchase price consideration consisting of $420,000 in cash, 30,000,000 shares of the Company’s common stock, and 3,000 shares of Series B preferred stock with a total stated value of $3,000,000 which bears interest at 6% per annum and is convertible into the Company’s common stock at a conversion price to be mutually agreed in the future, without voting rights or a liquidation preference except with respect to default interest.  The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. The closing of the purchase of the assets pursuant to the Emerging Growth Agreement occurred on June 20, 2019.

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

The Company had working capital deficit of $706,666 and an accumulated deficit of $35,555,866 as of June 30, 2020.  The Company also had a net loss from continuing operations of $714,717 during the six months ended June 30, 2020.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing its existing business acquired under the Emerging Growth Agreement, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness CBD products.. On May 6, 2020, the Company received $263,000 in the form of a loan from the PPP, as well as $150,000 in proceeds from a loan with the SBA on June 24, 2020 (see Note 5).  However, the Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2019 and 2018, respectively, which are included in the Company’s December 31, 2019 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on June 15, 2020.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended June 30, 2020 are not necessarily indicative of results for the entire year ending December 31, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. During the six months ended June 30, 2020 and 2019, the Company had restricted cash balances of $20,000 and $50,000, respectively, included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows. The Company had restricted cash balances at June 30, 2020 and December 31, 2019 of $20,000 and $0, respectively.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of June 30, 2020 and December 31, 2019 amounted to $183,750 and $163,750, respectively.

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

The Company's accounts receivable are due from customers located in the United States and Canada. The Company had three customers which accounted for 36.4%, 32.8% and 30.8%, respectively, of its net accounts receivable at June 30, 2020. The Company had five customers who each accounted for 32.3%, 13.8%, 13.8%, 13.8% and 10.3%, respectively, of its net accounts receivable at December 31, 2019.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses relating to continuing operations amounted to $21,349 and $0 for the three months ended June 30, 2020 and 2019, respectively. Advertising expenses related to continuing operations amounted to $69,315 and $0 for the six months ended June 30, 2020 and 2019, respectively.

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

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the six months ended June 30, 2020 or 2019.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of June 30, 2020, the Company had 3,160,000 outstanding stock options and 7,543,944 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of June 30, 2019, the Company had 7,130,000 outstanding stock options and 12,627,109 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Other accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following at June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
	(Unaudited)

Computer equipment and software	$8,139	$8,139

	8,139	8,139

Less: accumulated depreciation	(5,818)	(5,119)

	$2,321	$3,020

Depreciation expense from continuing operations for the three months ended June 30, 2020 and 2019 amounted to $349 and $197, respectively. Depreciation expense from continuing operations for the six months ended June 30, 2020 and 2019 amounted to $699 and $197, respectively.

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

The following are the unaudited pro forma results of operations for the three and six months ended June 30, 2019 as if the assets purchased in the Emerging Growth Agreement had been acquired on January 1, 2019.  The amounts presented on the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2020 already reflect the impact of the acquisition for the full period. The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

Pro Forma Combined Financials (Unaudited)
Six Months Ended June 30, 2019

Revenue from continuing operations	$1,055,843

Net loss from continuing operations	$(717,591)

Net loss from continuing operations per common share - basic and diluted	$(0.01)

Pro Forma Combined Financials (Unaudited)
Three Months Ended June 30, 2019

Revenue from continuing operations	$667,356

Net loss from continuing operations	$(458,887)

Net loss from continuing operations per common share - basic and diluted	$(0.01)

NOTE 5: NOTES PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. Outstanding principal on the note is due in full on September 30, 2022.

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,463 and $2,926 for the three and six months ended June 30, 2020. As of June 30, 2020, the net book value of the promissory note amounted to $487,103 including the principal amount outstanding of $500,000 net of the remaining discount of $12,897.

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

The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. On December 1, 2020 and on the first day of each month thereafter until May 1, 2022, the Company must make monthly payments of $14,727 under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Note contains events of default and other conditions customary for a Note of this type. As of June 30, 2020, the current portion of the Loan due within the next 12 months amounted to $100,519.

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

Future scheduled maturities of long-term debt are as follows.

Year Ended
December 31,

2020 (remainder of)	$13,221
2021	175,028
2022	574,751
2023	2,262
2024	3,285
2025	3,416
Thereafter	141,037
Total	$913,000

The aggregate current portion of long-term debt as of June 30, 2020 amounted to $100,519, which represents the contractual principal payments due in the next 12 months period.

NOTE 6: STOCKHOLDERS’ DEFICIT

Restricted Stock Issued as Compensation

During 2018, the Company issued an aggregate total of 240,000 restricted shares of its common stock to its non-employee directors as partial director compensation, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2018 and ending June 30, 2019. During the three and six months ended June 30, 2019, the Company recorded expenses of $30,000 and $60,000, respectively. There was no remaining expense related to this restricted stock recorded during 2020.

Effective April 3, 2020, the Company granted 500,000 of restricted shares of its common stock to a consultant for services as an advisory board member, with 250,000 shares vesting immediately and the remainder vesting in four equal quarterly installments commencing on July 1, 2020. During the three and six months ended June 30, 2020, the Company recorded $4,632 of share-based compensation expense. The arrangement was terminated on July 17, 2020, and the unvested portion of the restricted stock grant of 187,500 shares were forfeited.

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

For the three months ended June 30, 2020 and 2019, the Company incurred interest from the outstanding preferred stock of $60,000 and $6,575, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred interest from the outstanding preferred stock of $120,000 and $6,575, respectively.

Warrants

The following summarizes the Company’s warrant activity for the six months ended June 30, 2020.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at December 31, 2019	7,543,944	$0.50	3.37
Granted	-
Forfeited/cancelled	-
Outstanding at June 30, 2020 (unaudited)	7,543,944	$0.50	2.87

Vested and expected to vest at June 30, 2020 (unaudited)	7,543,944	$0.50	2.87

Exercisable at June 30, 2020 (unaudited)	7,543,944	$0.50	2.87

During the six months ended June 30, 2019, the Company issued 500,000 warrants exercisable at a price of $0.15 per share which expire on January 25, 2024. The fair value of these warrants amounted to $44,670, and was recognized as deferred financing costs using the effective interest method during the six months ended June 30, 2019. Additionally, per the down round feature of 7,935,000 warrants issued in connection with a prior credit agreement, pursuant to ASU 2017-11 which allows instruments with a down round feature to qualify for equity classification, the Company recognized the value of the feature when it was activated and there was an actual reduction of the strike price or conversion feature. The reduction in income of such 7,935,000 warrants amounted to $104,638. In connection with the closing of the Asset Purchase Agreement for the sale of the CAKE Business on June 18, 2019, the above warrants were cancelled.

The Company recorded expenses of $0 and $37,691 during the three months ended June 30, 2020 and 2019, respectively, related to warrants granted for compensation. The Company recorded expenses of $0 and $126,810 during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The following summarizes the Company’s stock option activity for the six months ended June 30, 2020.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2019	6,320,000	$0.33	2.45
Forfeited/cancelled	(3,160,000)	0.33
Outstanding at June 30, 2020 (unaudited)	3,160,000	$0.33	1.95

Vested and expected to vest at June 30, 2020 (unaudited)	3,160,000	$0.33	1.95

Exercisable at June 30, 2020 (unaudited)	3,160,000	$0.33	1.95

The Company recorded expenses of $0 and $4,385 during the three months ended June 30, 2020 and 2019, respectively, related to stock options. The Company recorded expenses of $0 and $10,963 during the six months ended June 30, 2020 and 2019, respectively, related to stock options. As of June 30, 2020, all outstanding options were fully vested and there was no remaining unrecorded compensation expense.

NOTE 7: DISCONTINUED OPERATIONS

During May 2019, the Company decided to discontinue most of its operating activities pursuant to the Asset Purchase Agreement entered into with CAKE Software, Inc. (see Note 1).

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheets, and consist of the following as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
	(Unaudited)
Current liabilities of discontinued operations
Accounts payable and accrued expenses	$94,261	$99,695
Total current liabilities of discontinued operations	$94,261	$99,695

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying unaudited condensed consolidated statements of operations. The results of the discontinued operations of the CAKE Business for the three and six months ended June 30, 2020 have been reflected as discontinued operations in the consolidated statements of operations, and consist of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Net revenues	$-	$4,175,485	$-	$9,001,307
Cost of revenue	-	2,034,098	-	3,863,471
Gross profit	-	2,141,387	-	5,137,836

Operating expenses:
Research and development	-	484,560	-	1,263,808
Sales and marketing	-	1,160,198	-	2,016,637
General and administrative	-	1,726,524	-	3,086,805
Total operating expenses	-	3,371,282	-	6,367,250

Loss from operations	-	(1,229,895)	-	(1,229,414)

Other income (expense):
Gain on sale of discontinued operations	-	19,473,080	-	19,473,080
Interest income	-	34	-	34
Interest expense	-	(3,048,478)	-	(3,773,651)
Total other income (expense)	-	16,424,636	-	15,699,463

Net income from discontinued operations before provision for income taxes	-	15,194,741	-	14,470,049
Provision for (benefit from) income taxes	-	-	-	-
Net income (loss) from discontinued operations	$-	$15,194,741	$-	$14,470,049

NOTE 8: COMMITMENTS AND CONTINGENCIES

Leases

On June 20, 2019, the Company entered into a Lease Agreement with Emerging Growth for the lease of office space in Whitefish, Montana, for a period of one year at a rate of $1,500 per month. Management has elected a policy to exclude leases with an initial term of 12 months or less from the balance sheet presentation required under ASC 842. As a result, the office lease has been excluded from balance sheet presentation as it has an original term of 12 months or less.  Effective August 5, 2020, the Company has entered into a revised lease agreement with Emerging Growth replacing this existing lease (see Note 9).

The Company leased office space in Santa Monica, California under a short-term lease at $1,000 per month. The lease was terminated in March 2020 and the Company has no further obligations under this lease.

Term Sheet

On April 3, 2020, the Company entered into a term sheet, or the Term Sheet, for a joint venture and marketing agreement with BlockCerts Blockchain Limited BVI for the development of proprietary websites, an ecommerce platform and market place dedicated to CBD products, services and lifestyle. On July 17, 2020, the Company terminated the Term Sheet.

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

NOTE 9: SUBSEQUENT EVENTS

On August 5, 2020, the Company entered into a lease agreement with Emerging Growth for additional office space in Whitefish, Montana, replacing its previous lease (see Note 8). The term of the lease will commence on September 1, 2020 for a period of one year at a rate of $4,500 per month.  The lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase.

Effective August 6, 2020, the Company and Emerging Growth reached an agreement whereby the Company issued 4.8 million shares of the its common stock to Emerging Growth as payment for outstanding liabilities due to Emerging Growth totaling $209,931.  The outstanding liabilities due to Emerging Growth include $104,931 in outstanding accrued interest on the Series B Preferred Stock through August 31, 2020, as well as $105,000 of outstanding payables.

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

Overview

We owned and operated CAKE and getcake.com, a marketing technology company that provided a proprietary solution for advanced analytics, attribution and campaign optimization for digital marketers, and we sold this business on June 18, 2019. We contemporaneously acquired assets from Emerging Growth LLC related to its cannabis industry focused sponsored content and marketing business, or the CFN Business. Our initial ongoing operations will consist primarily of the CFN Business and we will continue to pursue strategic transactions and opportunities, such as launching an e-commerce network focused on the sale of general wellness CBD products.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

The following are the results of our operations for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019:

	For the Three Months Ended
	June 30,	June 30,
	2020	2019	Change

Net revenues	$82,435	$62,720	$19,715
Cost of revenue	61,105	33,449	27,656
Gross profit (loss)	21,330	29,271	(7,941)

Operating expenses:
Selling, general and administrative	404,689	605,828	(201,139)
Total operating expenses	404,689	605,828	(201,139)

Loss from operations	(383,359)	(576,557)	193,198

Other income (expense):
Interest expense	(13,032)	-	(13,032)
Interest income	5	56	(51)
Total other income (expense)	(13,027)	56	(13,083)

Net loss before provision for income taxes	(396,386)	(576,501)	180,115
Provision for income taxes	-	-	-
Net loss from continuing operations	(396,386)	(576,501)	180,115
Gain from discontinued operations, net of tax	-	15,194,741	(15,194,741)
Net income (loss)	$(396,386)	$14,618,240	$(15,014,626)

Net Revenues

Subsequent to the closing of the Asset Purchase Agreement with Constellation on June 18, 2019, which resulted in the sale of our CAKE Business and discontinuation of our operations previously recorded under this line of business, our net revenues from continuing operations consists of revenue generated from customer contracts acquired in the Emerging Growth Agreement which closed on June 20, 2019. Subsequent to this date, our revenues are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. We offer different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity. Our revenue for the three months ended June 30, 2020 represents revenue related to this line of business.

Our revenue during the three months ended June 30, 2020 was higher than the same period in 2019, as 2019 only reflects 10 days of activity subsequent to the closing of the Emerging Growth Agreement. However, the volume of new contracts entered into with customers has decreased in 2020 due in-part to COVID-19 and the impacts on our customers and the industry in which we operate. During the three months ended June 30, 2020, we had 7 contracts in progress whereas we had 19 contracts during the same period in 2019. We expect these trends to continue for the foreseeable future.

Costs of Revenue

Our cost of revenue represents costs incurred associated with performing services under our customer contracts acquired under the Emerging Growth Agreement. Our cost of revenue for the three months ended June 30, 2020 related to this line of business. We expect for our cost of revenue to increase proportionately with increases in revenues recognized in future periods.

Operating Expenses

Our operating expenses for the three months ended June 30, 2020 decreased by $201,139 as compared to the prior year period due primarily to higher legal and professional fees in 2019 associated with the Asset Purchase Agreement and the Emerging Growth Agreement, as well as $60,000 of compensation expense during the three months ended June 30, 2019 related to our board of directors which did not re-occur in 2020. Continuing operating expenses presented during the three months ended June 30, 2020 reflect administrative expenses associated with payroll, business insurance, legal and accounting fees that we will continue to incur.

Discontinued Operations

Effective June 18, 2019, we sold substantially all of our assets associated with the CAKE Business for total proceeds of $20,892,667. Accordingly, we had a gain from discontinued operations during the three months ended June 30, 2019 of $15,194,741, which represented the gain on the sale of the net assets of $19,473,080 offset by the loss from discontinued operations of $1,229,895 as well as interest expense associated with discontinued operations of $3,048,478. There was no activity related to discontinued operations during the three months ended June 30, 2020.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

The following are the results of our operations for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019:

	For the Six Months Ended
	June 30,	June 30,
	2020	2019	Change

Net revenues	$194,702	$62,720	$131,982
Cost of revenue	285,269	33,449	251,820
Gross profit (loss)	(90,567)	29,271	(119,838)

Operating expenses:
Selling, general and administrative	599,670	894,829	(295,159)
Total operating expenses	599,670	894,829	(295,159)

Loss from operations	(690,237)	(865,558)	175,321

Other income (expense):
Interest expense	(24,495)	-	(24,495)
Interest income	15	112	(97)
Total other income (expense)	(24,480)	112	(24,592)

Net loss before provision for income taxes	(714,717)	(865,446)	150,729
Provision for income taxes	-	-	-
Net loss from continuing operations	(714,717)	(865,446)	150,729
Gain from discontinued operations, net of tax	-	14,470,049	(14,470,049)
Net income (loss)	$(714,717)	$13,604,603	$(14,319,320)

Net Revenues

Subsequent to the closing of the Asset Purchase Agreement with Constellation on June 18, 2019, which resulted in the sale of our CAKE Business and discontinuation of our operations previously recorded under this line of business, our net revenues from continuing operations consists of revenue generated from customer contracts acquired in the Emerging Growth Agreement which closed on June 20, 2019. Subsequent to this date, our revenues are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. We offer different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity. Our revenue for the six months ended June 30, 2020 represents revenue related to this line of business.

Our revenue during the six months ended June 30, 2020 was higher than the same period in 2019, as 2019 only reflects 10 days of activity subsequent to the closing of the Emerging Growth Agreement. However, the volume of new contracts entered into with customers has decreased in 2020 due in-part to COVID-19 and the impacts on our customers and the industry in which we operate. During the six months ended June 30, 2020, we had 14 contracts in progress, whereas we had 19 contracts during the same period in 2019. We expect these trends to continue for the foreseeable future.

Costs of Revenue

Our cost of revenue represents costs incurred associated with performing services under our customer contracts acquired under the Emerging Growth Agreement. Our cost of revenue for the six months ended June 30, 2020 related to this line of business. We expect for our cost of revenue to increase proportionately with increases in revenues recognized in future periods.

Operating Expenses

Our operating expenses for the six months ended June 30, 2020 decreased by $295,159 as compared to the prior year period due primarily to higher legal and professional fees in 2019 associated with the Asset Purchase Agreement and the Emerging Growth Agreement, as well as $120,000 of compensation expense during the six months ended June 30, 2019 related to our board of directors which did not re-occur in 2020. Continuing operating expenses presented during the six months ended June 30, 2020 reflect administrative expenses associated with payroll, business insurance, legal and accounting fees that we will continue to incur.

Discontinued Operations

Effective June 18, 2019, we sold substantially all of our assets associated with the CAKE Business for total proceeds of $20,892,667. Accordingly, we had a gain from discontinued operations during the six months ended June 30, 2019 of $14,470,049, which represented the gain on the sale of the net assets of $19,473,080 offset by the loss from discontinued operations of $1,229,414 as well as interest expense associated with discontinued operations of $3,773,651. There was no activity related to discontinued operations during the six months ended June 30, 2020.

Liquidity and Capital Resources

On May 15, 2019, we entered into the Asset Purchase Agreement to sell substantially all of our assets related to the CAKE Business. Concurrent with this agreement, we also entered into the Emerging Growth Agreement where we acquired certain assets from Emerging Growth, LLC related to its sponsored content and marketing business for purchase price consideration consisting in part of $420,000 in cash. In September 2019, we received proceeds of $500,000 from a note payable. On May 6, 2020, we received $263,000 in the form of a loan from the PPP, as well $150,000 in proceeds from a loan with the SBA on June 24, 2020. Our plan to continue as a going concern includes raising additional capital in the form of debt or equity, growing the business acquired under the Emerging Growth Agreement and managing and reducing operating and overhead costs. We cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash flows provided by (used in) operating activities	$(138,298)	$(5,375,806)
Cash flows provided by investing activities	$-	$20,470,916
Cash flows provided by (used in) financing activities	$368,000	$(13,872,514)

As of June 30, 2020, we had unrestricted cash of $315,668.

Net cash used in operating activities was $138,298 during the six months ended June 30, 2020, compared to cash used in operating activities of $5,375,806 during the same period in 2019. The cash used in operating activities in 2020 was primarily the result of the net loss during the period, offset by an increase in accounts payable and accrued expenses. During the six months ended June 30, 2019, our net cash used in operations was primarily the result of the payment of a large number of accounts payable and other operating liabilities at the time of closing of the Asset Purchase Agreement on June 18, 2019.

Net cash provided by investing activities during the six months ended 2019 consisted primarily of proceeds from the sale of the CAKE Business of approximately $20.9 million, offset by cash used of $420,000 for the acquisition of assets pursuant to the Emerging Growth Agreement. We had no cash flows from investing activities during the six months ended June 30, 2020.

Net cash provided by financing activities during the six months ended June 30, 2020 of $368,000 was the result of proceeds from notes payable of $413,000, offset by the payment of preferred stock interest of $45,000. Net cash used in financing activities during the six months ended June 30, 2019 consisted of payments of approximately $11.8 million to repay the principal amounts outstanding under our credit facilities, repayment of promissory notes of $2.7 million and repayment of related party notes of $300,000. These repayments occurred at the time of closing of the Asset Purchase Agreement on June 18, 2019 for the sale of the CAKE Business. These cash used in financing activities in 2019 was offset by proceeds of $900,000 from borrowings made under our previous credit facility.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,463 and $2,926 for the three and six months ended June 30, 2020. As of June 30, 2020, the net book value of the promissory note amounted to $487,103 including the principal amount outstanding of $500,000 net of the remaining discount of $12,897.

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

The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. On December 1, 2020 and on the first day of each month thereafter until May 1, 2022, the Company must make monthly payments of $14,727 under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Note contains events of default and other conditions customary for a Note of this type. As of June 30, 2020, the current portion of the Loan due within the next 12 months amounted to $100,519.

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

Future scheduled maturities of long-term debt are as follows.

Year Ended
December 31,

2020 (remainder of)	$13,221
2021	175,028
2022	574,751
2023	2,262
2024	3,285
2025	3,416
Thereafter	141,037
Total	$913,000

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

Other outstanding obligations at June 30, 2020

Warrants

As of June 30, 2020, 7,543,944 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of June 30, 2020, 3,160,000 shares of our common stock are issuable pursuant to the exercise of options.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During 2019, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other outside service providers involved with performing key elements of our disclosure and financial reporting controls.  Our current financial condition, brought on in-part by COVID-19, has temporarily hindered our ability to file timely reports for this reason.  As a result, we have assessed our disclosure controls and controls over financial reporting as not effective.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective April 3, 2020, the Company granted 500,000 shares of restricted stock to a consultant for services as an advisory board member, with 250,000 shares vesting immediately and the remainder vesting in four equal quarterly installments commencing on July 1, 2020. The shares were issued under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as not involving a public offering. The arrangement was terminated on July 17, 2020, and the unvested portion of the restricted stock grant of 187,500 shares were forfeited.

Item 5. Other Information

Given the timing of the events, the following information is included in this Form 10-Q pursuant to Item 1.01 “Entry into a Material Definitive Agreement” of Form 8-K in lieu of filing a Form 8-K.

On August 5, 2020, the Company entered into a lease agreement with Emerging Growth, LLC for additional office space in Whitefish, Montana, replacing its previous lease. The term of the lease will commence on September 1, 2020 for a period of one year at a rate of $4,500 per month.  The lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase.

Item 6.  Exhibits

10.1	Form of Promissory Note issued on May 6, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on June 15, 2020).
10.2

Loan Authorization and Agreement between the U.S. Small Business Administration and CFN Enterprises Inc., dated June 24, 2020, and forms of related Promissory Note and Security Agreement issued by CFN Enterprises Inc. on June 24, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on June 29, 2020).

10.3	Form of Commercial Lease Agreement dated August 5, 2020. *

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.*

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: August 10, 2020	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)