Form 10-Q
period 2020-09-30
CFN Enterprises Inc.
filed 2020-10-16
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of October 16, 2020, was 104,792,209.

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

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets
Cash	$107,519	$107,727
Restricted cash	20,000	-
Accounts receivable, net	42,837	72,649
Inventory	38,427	-
Prepaid expenses and other current assets	4,665	4,136
Total current assets	213,448	184,512

Other assets
Property and equipment	8,428	3,020
Total other assets	8,428	3,020
Total assets	$221,876	$187,532

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$816,213	$261,539
Deferred revenues	49,124	15,734
Current portion of long-term debt	144,327	-
Current liabilities of discontinued operations	79,823	99,695
Total current liabilities	1,089,487	376,968
Long-term notes payable, net of current portion and discounts	757,255	484,177
Total liabilities	1,846,742	861,145

Commitments and contingencies

Stockholders' deficit
Series A Preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1	1
Series B Preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 104,792,209 and 99,679,709 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	104,792	99,679
Additional paid-in capital	34,281,838	34,031,326
Accumulated deficit	(36,011,500)	(34,721,149)
Accumulated other comprehensive income	-	(83,473)
Total stockholders' deficit	(1,624,866)	(673,613)
Total liabilities and stockholders' deficit	$221,876	$187,532

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Net revenues	$154,369	$568,992	$349,071	$631,712
Cost of revenue	128,885	381,277	414,154	414,726
Gross profit (loss)	25,484	187,715	(65,083)	216,986

Operating expenses:
Selling, general and administrative	307,069	600,663	906,739	1,495,492
Total operating expenses	307,069	600,663	906,739	1,495,492

Loss from operations	(281,585)	(412,948)	(971,822)	(1,278,506)

Other income (expense):
Interest expense	(13,560)	(2,514)	(38,055)	(2,514)
Loss on extinguishment of debt	(30,069)	-	(30,069)	-
Other income	10,000	-	10,000	-
Interest income	2	19	17	131
Total other income (expense)	(33,627)	(2,495)	(58,107)	(2,383)

Net loss before provision for income taxes	(315,212)	(415,443)	(1,029,929)	(1,280,889)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(315,212)	(415,443)	(1,029,929)	(1,280,889)
Gain (loss) from discontinued operations, net of tax	(80,422)	1,113	(80,422)	14,471,162
Net income (loss)	$(395,634)	$(414,330)	$(1,110,351)	$13,190,273
Preferred stock interest	60,000	60,000	180,000	66,575
Net income (loss) available to common shareholders	$(455,634)	$(474,330)	$(1,290,351)	$13,123,698

Net loss from continuing operations per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Net income (loss) from discontinued operations per share, basic and diluted	$0.00	$0.00	$0.00	$0.18
Weighted average number of common shares outstanding, basic and diluted	102,808,921	99,679,709	100,814,828	78,696,193

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Net income (loss)	$(395,634)	$(414,330)	$(1,110,351)	$13,190,273
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	-	(13,050)	(456)	(9,568)
Total other comprehensive income (loss), net of tax	-	(13,050)	(456)	(9,568)
Comprehensive income (loss)	$(395,634)	$(427,380)	$(1,110,807)	$13,180,705

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Three and Nine Month period ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020

									Accumulated
							Additional		Other	Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, June 30, 2020	500	$1	3,000	$3	99,929,709	$99,929	$34,035,933	$(35,555,866)	$(83,929)	$(1,503,929)

Share-based compensation					62,500	63	10,705			10,768
Shares issued as payment of accounts payable and accrued interest					4,800,000	4,800	235,200			240,000
Preferred stock interest								(60,000)		(60,000)
Net loss								(395,634)		(395,634)
Foreign currency translation									83,929	83,929
Balance, September 30, 2020	500	$1	3,000	$3	104,792,209	$104,792	$34,281,838	$(36,011,500)	$-	$(1,624,866)

	Nine Months Ended September 30, 2020
									Accumulated
							Additional		Other	Total
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance, December 31, 2019	500	$1	3,000	$3	99,679,709	$99,679	$34,031,326	$(34,721,149)	$(83,473)	$(673,613)

Share-based compensation					312,500	313	15,312			15,625
Shares issued as payment of accounts payable and accrued interest					4,800,000	4,800	235,200			240,000
Preferred stock interest								(180,000)		(180,000)
Net loss								(1,110,351)		(1,110,351)
Foreign currency translation									83,473	83,473
Balance, September 30, 2020	500	$1	3,000	$3	104,792,209	$104,792	$34,281,838	$(36,011,500)	$-	$(1,624,866)

	Three Months Ended September 30, 2019
									Accumulated
							Additional		Other
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance, June 30, 2019	500	$1	3,000	$3	99,679,709	$99,679	$34,013,702	$(29,362,096)	$(73,873)	$4,677,416

Fair value of warrants issued with promissory notes	-	-	-	-	-	-	17,624	-	-	17,624
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(414,330)	-	(414,330)
Foreign currency translation	-	-	-	-	-	-	-	-	(13,050)	(13,050)
Balance, September 30, 2019	500	$1	3,000	$3	99,679,709	$99,679	$34,031,326	$(29,836,426)	$(86,923)	$4,207,660

	Nine Months Ended September 30, 2019
									Accumulated
							Additional		Other
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2018	-	$-	-	$-	66,179,709	$66,179	$29,498,125	$(42,960,124)	$(77,355)	$(13,473,175)

Fair value of options and restricted stock awards	-	-	-	-	-	-	70,963	-	-	70,963
Fair value of warrants	-	-	-	-	-	-	126,810	-	-	126,810
Fair value of warrants issued with promissory notes	-	-	-	-	-	-	62,294	-	-	62,294
Fair value of repricing adjustment	-	-	-	-	-	-	104,638	-	-	104,638
Conversion of debt into Series A Preferred Stock	500	1	-	-	-	-	499,999	-	-	500,000
Issuance of Series B Preferred Stock for acquisition of CFN	-	-	3,000	3	-	-	686,997	-	-	687,000
Issuance of common stock for acquisition of CFN	-	-	-	-	30,000,000	30,000	2,670,000	-	-	2,700,000
Issuance of common stock as payment of interest	-	-	-	-	3,500,000	3,500	311,500	-	-	315,000
Preferred stock interest	-	-	-	-	-	-	-	(66,575)	-	(66,575)
Net income	-	-	-	-	-	-	-	13,190,273	-	13,190,273
Foreign currency translation	-	-	-	-	-	-	-	-	(9,568)	(9,568)
Balance, September 30, 2019	500	$1	3,000	$3	99,679,709	$99,679	$34,031,326	$(29,836,426)	$(86,923)	$4,207,660

See accompanying notes to unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019

Cash flows from operating activities
Net income (loss)	$(1,110,351)	$13,190,273
Gain (loss) from discontinued operations	(80,422)	14,471,162
Net loss from continuing operations	(1,029,929)	(1,280,889)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Restricted stock awards	-	60,000
Depreciation and amortization	1,225	565
Loss on extinguishment of debt	30,069	-
Share-based compensation	15,625	-
Amortization of deferred financing cost	4,405	322
Provision for bad debt	20,000	-

Changes in operating assets and liabilities:
Accounts receivable	9,812	(231,503)
Inventory	(38,427)	-
Prepaid expenses and other current assets	(529)	(3,401)
Accounts payable and accrued expenses	644,606	186,572
Deferred revenue	33,390	45,041

Net cash used in operating activities of continuing operations	(309,754)	(1,223,293)
Net cash used in operating activities of discontinued operations	(16,365)	(4,930,689)
Net cash used in operating activities	(326,119)	(6,153,982)

Cash flows from investing activities
Purchase of property and equipment	(6,633)	(1,751)
Payments for acquisition of subsidiary	-	(420,000)
Net cash used in investing activities of continuing operations	(6,633)	(421,751)
Net cash provided by investing activities of discontinued operations	-	20,892,667
Net cash provided by (used in) investing activities	(6,633)	20,470,916

Cash flows from financing activities
Proceeds from notes payable	413,000	500,000
Payment of preferred stock interest	(60,000)	(35,000)

Net cash provided by financing activities of continuing operations	353,000	465,000
Net cash used in financing activities of discontinued operations	-	(13,872,514)
Net cash provided by (used in) financing activities	353,000	(13,407,514)

Effect of exchange rate fluctuations on cash	(456)	(11,281)

Net change in cash and restricted cash	19,792	898,139
Cash and restricted cash, beginning of the period	107,727	77,295
Cash and restricted cash, end of the period	$127,519	$975,434

Supplemental disclosure of cash flow information:
Interest paid	$-	$946,691
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Fair value of warrants issued in connection with line of credit and promissory notes	$-	$62,294
Accrued payables and short-term note directly paid off by credit facility	$-	$62,379
Accrual of preferred stock interest	$120,000	$31,575
Warrant repricing adjustment	$-	$104,638
Conversion of notes payable to Series A Preferred Stock	$-	$500,000
Issuance of Series B Preferred Stock for acquisition of subsidiary	$-	$687,000
Issuance of common stock for acquisition of subsidiary	$-	$2,700,000
Issuance of common stock for payment of accrued preferred stock interest	$104,931	$-
Issuance of common stock as payment of accounts payable and accrued expenses	$105,000	$-

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

Subsequent to the closing of the Asset Purchase Agreement on June 18, 2019, the Company’s continuing operations consist of the sponsored content and marketing business from the assets acquired pursuant to the Emerging Growth Agreement.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had working capital deficit of $876,039 and an accumulated deficit of $36,011,500 as of September 30, 2020. The Company also had a net loss from continuing operations of $1,029,929 during the nine months ended September 30, 2020.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing its existing business acquired under the Emerging Growth Agreement, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness cannabidiol, or CBD, products. On May 6, 2020, the Company received $263,000 in the form of a loan from the PPP, as well as $150,000 in proceeds from a loan with the SBA on June 24, 2020 (see Note 5).  However, the Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations of the Company and Cake Marketing UK Ltd., or the Subsidiary. The Company discontinued its operations associated with its CAKE Business and the operations of its Subsidiary in May 2019. The Subsidiary was officially dissolved in August 2020. These accounts have been presented as discontinued operations in the accompanying unaudited condensed consolidated financial statements. Continuing operations presented in periods prior reflect administrative expenses associated with business insurance, legal and accounting fees that the Company will continue to incur. All material intercompany accounts and transactions between the Company and its Subsidiary have been eliminated in consolidation.

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2019 and 2018, respectively, which are included in the Company’s December 31, 2019 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on June 15, 2020.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended September 30, 2020 are not necessarily indicative of results for the entire year ending December 31, 2020.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets and assumptions used in Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these unaudited condensed consolidated financial statements to conform to current period classifications. The prior year amounts have also been reclassified in these financial statements to properly report amounts under current operations and discontinued operations (see Note 7).

Segment Reporting

The Company’s sponsored content and marketing business acquired from Emerging Growth in June 2019 has historically been its one reportable segment. The Company is currently in the process of launching an e-commerce network focused on the sale of general wellness CBD products. As of September 30, 2020, the Company has not commenced with sales of these products and the operating activities associated with the e-commerce business have not been significant. However, management expects this e-commerce business to eventually become a reportable segment under GAAP as the business grows and the activity becomes more significant.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company had restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. During the nine months ended September 30, 2020 and 2019, the Company had restricted cash balances of $20,000 and $0, respectively, included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows. The Company had restricted cash balances at September 30, 2020 and December 31, 2019 of $20,000 and $0, respectively.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of September 30, 2020 and December 31, 2019 amounted to $183,750 and $163,750, respectively.

Inventory

The Company’s inventory consists of finished goods acquired for its e-commerce network business it is currently in the process of launching. The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value.

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

The Company's accounts receivable are due from customers located in the United States and Canada. The Company had four customers which accounted for 42.0%, 21.0%. 18.7% and 11.7%, respectively, of its net accounts receivable at September 30, 2020. The Company had five customers who each accounted for 32.3%, 13.8%, 13.8%, 13.8% and 10.3%, respectively, of its net accounts receivable at December 31, 2019.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses relating to continuing operations amounted to $32,445 and $148,738 for the three months ended September 30, 2020 and 2019, respectively. Advertising expenses related to continuing operations amounted to $101,760 and $160,029 for the nine months ended September 30, 2020 and 2019, respectively.

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The functional currency of the Company’s Subsidiary in the United Kingdom was British Pounds. The translation from British Pounds to U.S. dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet date, equity accounts using historical exchange rates or rates in effect at the balance sheet date, and for revenue and expense accounts using the average exchange rate in effect during the period. The resulting translation adjustments were recorded as a component of Accumulated Other Comprehensive Income (Loss). Upon dissolving the Subsidiary in August 2020, the Company has reclassified the Accumulated Other Comprehensive Loss balance of $83,929 into earnings, which is reflected as a component of the loss from discontinued operations in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the three and nine months ended September 30, 2020 or 2019.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of September 30, 2020, the Company had 3,160,000 outstanding stock options and 5,256,944 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of September 30, 2019, the Company had 6,595,000 outstanding stock options and 8,127,184 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Other accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following at September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
	(Unaudited)

Computer equipment and software	$12,546	$8,139
Furniture and equipment	2,227	-
	14,773	8,139

Less: accumulated depreciation	(6,345)	(5,119)

	$8,428	$3,020

Depreciation expense from continuing operations for the three months ended September 30, 2020 and 2019 amounted to $526 and $368, respectively. Depreciation expense from continuing operations for the nine months ended September 30, 2020 and 2019 amounted to $1,225 and $565, respectively.

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

The following are the unaudited pro forma results of operations for the nine months ended September 30, 2019 as if the assets purchased in the Emerging Growth Agreement had been acquired on January 1, 2019.  The amounts presented on the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020, as well as for the three months ended September 30, 2019, already reflect the impact of the acquisition for the full period. The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

Pro Forma Combined Financials (Unaudited)
Nine Months Ended September 30, 2019

Revenue from continuing operations	$1,687,555

Net loss from continuing operations	$(1,160,045)

Net loss from continuing operations per common share - basic and diluted	$(0.01)

NOTE 5: NOTES PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. Outstanding principal on the note is due in full on September 30, 2022.

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,479 and $4,405 for the three and nine months ended September 30, 2020. As of September 30, 2020, the net book value of the promissory note amounted to $488,582 including the principal amount outstanding of $500,000 net of the remaining discount of $11,418.

The warrants issued with the promissory note were valued using the Black-Scholes pricing method using the following assumptions below.

Expected life in years	5
Stock price volatility	114.20%
Risk free interest rate	1.58%
Expected dividends	None
Estimated forfeiture rate	None

On May 6, 2020, the Company entered into a promissory note, or the Note, with Pacific Western Bank, evidencing an unsecured loan, or the Loan, in the amount of $263,000 made to the Company under the Paycheck Protection Program, or the PPP. The PPP is a program of the U.S. Small Business Administration, or SBA, established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Under the PPP, the proceeds of the Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments, or the Qualifying Expenses. The Company intends to use the entire Loan amount for Qualifying Expenses under the PPP. Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of Qualifying Expenses and the Company maintaining its payroll levels over certain required thresholds under the PPP. The terms of any forgiveness also may be subject to further requirements in any regulations and guidelines the SBA may adopt. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part.

The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. On December 1, 2020 and on the first day of each month thereafter until May 1, 2022, the Company must make monthly payments of $14,727 under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Note contains events of default and other conditions customary for a Note of this type. As of September 30, 2020, the current portion of the Loan due within the next 12 months amounted to $144,327.

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

The aggregate current portion of long-term debt as of September 30, 2020 amounted to $144,327, which represents the contractual principal payments due in the next 12 months period.

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

During 2018, the Company issued an aggregate total of 240,000 restricted shares of its common stock to its non-employee directors as partial director compensation, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2018 and ending June 30, 2019. During the three and nine months ended September 30, 2019, the Company recorded expenses of $0 and $60,000, respectively. There was no remaining expense related to this restricted stock recorded during 2020.

Effective April 3, 2020, the Company granted 500,000 of restricted shares of its common stock to a consultant for services as an advisory board member, with 250,000 shares vesting immediately and the remainder vesting in four equal quarterly installments commencing on July 1, 2020. During the three and nine months ended September 30, 2020, the Company recorded $4,632 and $10,768, respectively, of share-based compensation expense. The arrangement was terminated on July 17, 2020, and the unvested portion of the restricted stock grant of 187,500 shares were forfeited.

Effective August 6, 2020, the Company and Emerging Growth reached an agreement whereby the Company issued 4.8 million shares of the its common stock with a value of $240,000 to Emerging Growth as payment for outstanding liabilities due to Emerging Growth totaling $209,931. The outstanding liabilities due to Emerging Growth included $104,931 in outstanding accrued interest on the Series B Preferred Stock through August 31, 2020, as well as $105,000 of outstanding payables. The additional $30,069 was recorded as loss on extinguishment of debt during the three and nine months ended September 30, 2020.

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

For the three months ended September 30, 2020 and 2019, the Company incurred interest from the outstanding preferred stock of $60,000 and $60,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred interest from the outstanding preferred stock of $180,000 and $66,575, respectively.

Warrants

The following summarizes the Company’s warrant activity for the nine months ended September 30, 2020.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at December 31, 2019	7,543,944	$0.50	3.37
Forfeited/cancelled	(2,287,000)	0.90
Outstanding at September 30, 2020 (unaudited)	5,256,944	$0.33	3.81

Vested and expected to vest at September 30, 2020 (unaudited)	5,256,944	$0.33	3.81

Exercisable at September 30, 2020 (unaudited)	5,256,944	$0.33	3.81

During the nine months ended September 30, 2019, the Company issued 500,000 warrants exercisable at a price of $0.15 per share which expire on January 25, 2024. The fair value of these warrants amounted to $44,670, and was recognized as deferred financing costs using the effective interest method during 2019. Additionally, per the down round feature of 7,935,000 warrants issued in connection with a prior credit agreement, pursuant to ASU 2017-11 which allows instruments with a down round feature to qualify for equity classification, the Company recognized the value of the feature when it was activated and there was an actual reduction of the strike price or conversion feature. The reduction in income of such 7,935,000 warrants amounted to $104,638. In connection with the closing of the Asset Purchase Agreement for the sale of the CAKE Business on June 18, 2019, the above warrants were cancelled.

The Company recorded expenses of $0 and $37,691 during the three months ended September 30, 2020 and 2019, respectively, related to warrants granted for compensation. The Company recorded expenses of $0 and $126,810 during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The following summarizes the Company’s stock option activity for the nine months ended September 30, 2020.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2019	6,320,000	$0.33	2.45
Forfeited/cancelled	(3,160,000)	0.33
Outstanding at September 30, 2020 (unaudited)	3,160,000	$0.33	1.70

Vested and expected to vest at September 30, 2020 (unaudited)	3,160,000	$0.33	1.70

Exercisable at September 30, 2020 (unaudited)	3,160,000	$0.33	1.70

The Company recorded expenses of $0 for the three months ended September 30, 2020 and 2019 related to stock options. The Company recorded expenses of $0 and $10,963 during the nine months ended September 30, 2020 and 2019, respectively, related to stock options. As of September 30, 2020, all outstanding options were fully vested and there was no remaining unrecorded compensation expense.

NOTE 7: DISCONTINUED OPERATIONS

During May 2019, the Company decided to discontinue most of its operating activities pursuant to the Asset Purchase Agreement entered into with CAKE Software, Inc. (see Note 1).

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the unaudited condensed consolidated balance sheets, and consist of the following as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
	(Unaudited)
Current liabilities of discontinued operations
Accounts payable and accrued expenses	$79,823	$99,695
Total current liabilities of discontinued operations	$79,823	$99,695

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying unaudited condensed consolidated statements of operations. The results of the discontinued operations of the CAKE Business for the three and nine months ended September 30, 2020 have been reflected as discontinued operations in the consolidated statements of operations, and consist of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Net revenues	$-	$-	$-	$9,001,307
Cost of revenue	-	-	-	3,863,471
Gross profit	-	-	-	5,137,836

Operating expenses:
Research and development	-	-	-	1,263,808
Sales and marketing	-	-	-	2,016,637
General and administrative	(3,507)	(1,113)	(3,507)	3,085,692
Total operating expenses	(3,507)	(1,113)	(3,507)	6,366,137

Loss from operations	3,507	1,113	3,507	(1,228,301)

Other income (expense):
Gain on sale of discontinued operations	-	-	-	19,473,080
Loss on foreign currency translation	(83,929)	-	(83,929)	,
Interest income	-	-	-	34
Interest expense	-	-	-	(3,773,651)
Total other income (expense)	(83,929)	-	(83,929)	15,699,463

Net income (loss) from discontinued operations before provision for income taxes	(80,422)	1,113	(80,422)	14,471,162
Provision for (benefit from) income taxes	-	-	-	-
Net income (loss) from discontinued operations	$(80,422)	$1,113	$(80,422)	$14,471,162

NOTE 8: COMMITMENTS AND CONTINGENCIES

Leases

On June 20, 2019, the Company entered into a Lease Agreement with Emerging Growth for the lease of office space in Whitefish, Montana, for a period of one year at a rate of $1,500 per month. On August 5, 2020, the Company entered into a lease agreement with Emerging Growth for additional office space in Whitefish, Montana, replacing its previous lease from June 20, 2019. The term of the lease commenced on September 1, 2020 for a period of one year at a rate of $4,500 per month. The lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase. Management has elected a policy to exclude leases with an initial term of 12 months or less from the balance sheet presentation required under ASC 842. As a result, the office lease has been excluded from balance sheet presentation as it has an original term of 12 months or less.

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

NOTE 9: SUBSEQUENT EVENTS

Effective October 13, 2020, the Company and the holder of its $500,000 promissory note payable issued on September 10, 2019 (see Note 5) reached an agreement whereby the Company agreed to issue 1.65 million shares of its common stock to the noteholder in lieu of $41,192 of accrued interest on the promissory note through December 31, 2020.

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

Overview

We owned and operated CAKE and getcake.com, a marketing technology company that provided a proprietary solution for advanced analytics, attribution and campaign optimization for digital marketers, and we sold this business on June 18, 2019. We contemporaneously acquired assets from Emerging Growth LLC related to its cannabis industry focused sponsored content and marketing business, or the CFN Business. Our initial ongoing operations will consist primarily of the CFN Business and we will continue to pursue strategic transactions and opportunities. We are currently in the process of launching an e-commerce network focused on the sale of general wellness CBD products.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following are the results of our operations for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019:

	For the Three Months Ended
	September 30,	September 30,
	2020	2019	Change

Net revenues	$154,369	$568,992	$(414,623)
Cost of revenue	128,885	381,277	(252,392)
Gross profit (loss)	25,484	187,715	(162,231)

Operating expenses:
Selling, general and administrative	307,069	600,663	(293,594)
Total operating expenses	307,069	600,663	(293,594)

Loss from operations	(281,585)	(412,948)	131,363

Other income (expense):
Interest expense	(13,560)	(2,514)	(11,046)
Loss on extinguishment of debt	(30,069)	-	(30,069)
Other income	10,000	-	10,000
Interest income	2	19	(17)
Total other income (expense)	(33,627)	(2,495)	(31,132)

Net loss before provision for income taxes	(315,212)	(415,443)	100,231
Provision for income taxes	-	-	-
Net loss from continuing operations	(315,212)	(415,443)	100,231
Gain (loss) from discontinued operations, net of tax	(80,422)	1,113	(81,535)
Net loss	$(395,634)	$(414,330)	$18,696

Net Revenues

Subsequent to the closing of the Asset Purchase Agreement with Constellation on June 18, 2019, which resulted in the sale of our CAKE Business and discontinuation of our operations previously recorded under this line of business, our net revenues from continuing operations consists of revenue generated from customer contracts acquired in the Emerging Growth Agreement which closed on June 20, 2019. Subsequent to this date, our revenues are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. We offer different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity. Our revenue for the three months ended September 30, 2020 and 2019 represents revenue related to this line of business.

Our revenue during the three months ended September 30, 2020 were lower than the same period in 2019 primarily due to the volume of new contracts entered into with customers has decreasing due in-part to COVID-19 and the impacts on our customers and the industry in which we operate. During the three months ended September 30, 2020, we had 10 contracts in progress whereas we had 31 contracts during the same period in 2019. We expect these trends to continue for the foreseeable future.

Costs of Revenue

Our cost of revenue represents costs incurred associated with performing services under our customer contracts acquired under the Emerging Growth Agreement. Our cost of revenue for the three months ended September 30, 2020 related to this line of business. Our cost of revenue decreased due primarily to the decrease in revenues during the three months ended September 30, 2020 as compared to the same period in 2019. We expect for our cost of revenue to change proportionately with changes in revenues recognized in future periods.

Operating Expenses

Our operating expenses for the three months ended September 30, 2020 decreased by $293,594 as compared to the prior year period due primarily to higher legal and professional fees in 2019 associated with the Asset Purchase Agreement and the Emerging Growth Agreement, as well as $90,000 of transition expenses paid pursuant to the Emerging Growth Agreement which did not re-occur in 2020. Continuing operating expenses presented during the three months ended September 30, 2020 and 2019 reflect administrative expenses associated with payroll, business insurance, legal and accounting fees that we expect will continue to incur.

Discontinued Operations

Effective June 18, 2019, we sold substantially all of our assets associated with the CAKE Business for total proceeds of $20,892,667. During the three months ended September 30, 2020, we had a loss on discontinued operations resulting primarily from the loss on foreign currency translation associated with dissolving our Subsidiary in the UK.  During the three months ended September 30, 2019, we had a small gain from discontinued operations of $1,113 due to adjustments made to certain accrued liabilities associated with the UK Subsidiary.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

The following are the results of our operations for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019:

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019	Change

Net revenues	$349,071	$631,712	$(282,641)
Cost of revenue	414,154	414,726	(572)
Gross profit (loss)	(65,083)	216,986	(282,069)

Operating expenses:
Selling, general and administrative	906,739	1,495,492	(588,753)
Total operating expenses	906,739	1,495,492	(588,753)

Loss from operations	(971,822)	(1,278,506)	306,684

Other income (expense):
Interest expense	(38,055)	(2,514)	(35,541)
Loss on extinguishment of debt	(30,069)	-	(30,069)
Other income	10,000	-	10,000
Interest income	17	131	(114)
Total other income (expense)	(58,107)	(2,383)	(55,724)

Net loss before provision for income taxes	(1,029,929)	(1,280,889)	250,960
Provision for income taxes	-	-	-
Net loss from continuing operations	(1,029,929)	(1,280,889)	250,960
Gain from discontinued operations, net of tax	(80,422)	14,471,162	(14,551,584)
Net income (loss)	$(1,110,351)	$13,190,273	$(14,300,624)

Net Revenues

Subsequent to the closing of the Asset Purchase Agreement with Constellation on June 18, 2019, which resulted in the sale of our CAKE Business and discontinuation of our operations previously recorded under this line of business, our net revenues from continuing operations consists of revenue generated from customer contracts acquired in the Emerging Growth Agreement which closed on June 20, 2019. Subsequent to this date, our revenues are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. We offer different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity. Our revenue for the nine months ended September 30, 2020 and 2019 represents revenue related to this line of business.

Our revenue during the nine months ended September 30, 2020 was lower than the same period in 2019, as the volume of new contracts entered into with customers has decreased in 2020 due in-part to COVID-19 and the impacts on our customers and the industry in which we operate. During the nine months ended September 30, 2020, we had 22 contracts in progress, whereas we had 31 contracts during the same period in 2019. We expect these trends to continue for the foreseeable future.

Costs of Revenue

Our cost of revenue represents costs incurred associated with performing services under our customer contracts acquired under the Emerging Growth Agreement. Our cost of revenue for the nine months ended September 30, 2020 related to this line of business. Our cost of revenue decreased due primarily to the decrease in revenues during the nine months ended September 30, 2020 as compared to the same period in 2019. We expect for our cost of revenue to change proportionately with changes in revenues recognized in future periods.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2020 decreased by $588,753 as compared to the prior year period due primarily to higher legal and professional fees in 2019 associated with the Asset Purchase Agreement and the Emerging Growth Agreement, as well as $120,000 of compensation expense during the nine months ended September 30, 2019 related to our board of directors which did not re-occur in 2020. We also had higher transition expenses paid pursuant to the Emerging Growth Agreement of $60,00 during 2019 as compared to 2020. Continuing operating expenses presented during the nine months ended September 30, 2020 and 2019 reflect administrative expenses associated with payroll, business insurance, legal and accounting fees that we expect will continue to incur.

Discontinued Operations

Effective June 18, 2019, we sold substantially all of our assets associated with the CAKE Business for total proceeds of $20,892,667. Accordingly, we had a gain from discontinued operations during the nine months ended September 30, 2019 of $14,471,162, which includes the gain on sale of the CAKE Business of $19,473,080 offset by losses from the CAKE business through June 18, 2019. During the nine months ended September 30, 2020, we had a loss on discontinued operations resulting primarily from the loss on foreign currency translation associated with dissolving our Subsidiary in the UK.

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

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash flows provided by (used in) operating activities	$(326,119)	$(6,153,982)
Cash flows provided by investing activities	$(6,633)	$20,470,916
Cash flows provided by (used in) financing activities	$353,000	$(13,407,514)

As of September 30, 2020, we had unrestricted cash of $107,519.

Net cash used in operating activities was $326,119 during the nine months ended September 30, 2020, compared to cash used in operating activities of $6,153,982 during the same period in 2019. The cash used in operating activities in 2020 was primarily the result of the net loss during the period, offset by an increase in accounts payable and accrued expenses. During the nine months ended September 30, 2019, our net cash used in operations was primarily the result of the payment of a large number of accounts payable and other operating liabilities at the time of closing of the Asset Purchase Agreement on June 18, 2019.

Net cash provided by investing activities during the nine months ended 2019 consisted primarily of proceeds from the sale of the CAKE Business of approximately $20.9 million, offset by cash used of $420,000 for the acquisition of assets pursuant to the Emerging Growth Agreement. Our cash flows used in investing activities during the nine months ended September 30, 2020 was $6,633 from the acquisition of property and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2020 of $353,000 was the result of proceeds from notes payable of $413,000, offset by the payment of preferred stock interest of $60,000.  Net cash used in financing activities in 2019 consisted of payments of approximately $11.8 million to repay the principal amounts outstanding under our credit facilities, repayment of promissory notes of $2.7 million and repayment of related party notes of $300,000. These repayments occurred at the time of closing of the Asset Purchase Agreement on June 18, 2019 for the sale of the CAKE Business. The cash used in financing activities in 2019 was offset by proceeds from credit facility borrowings of $900,000, as well as proceeds of $500,000 from a note payable in September 2019.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,479 and $4,405 for the three and nine months ended September 30, 2020. As of September 30, 2020, the net book value of the promissory note amounted to $488,582 including the principal amount outstanding of $500,000 net of the remaining discount of $11,418.

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

The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. On December 1, 2020 and on the first day of each month thereafter until May 1, 2022, the Company must make monthly payments of $14,727 under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Note contains events of default and other conditions customary for a Note of this type. As of September 30, 2020, the current portion of the Loan due within the next 12 months amounted to $144,327.

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

Other outstanding obligations at September 30, 2020

Warrants

As of September 30, 2020, 5,256,944 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of September 30, 2020, 3,160,000 shares of our common stock are issuable pursuant to the exercise of options.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective August 6, 2020, the Company and Emerging Growth reached an agreement whereby the Company issued 4.8 million shares of its common stock with a value of $240,000 to Emerging Growth as payment for outstanding liabilities due to Emerging Growth totaling $209,931. The outstanding liabilities due to Emerging Growth included $104,931 in outstanding accrued interest on the Series B Preferred Stock through August 31, 2020, as well as $105,000 of outstanding payables. The additional $30,069 was recorded as loss on extinguishment of debt during the three and nine months ended September 30, 2020. The shares were issued under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as not involving a public offering.

Item 5. Other Information

Given the timing of events, the following information is included in this Form 10-Q pursuant to Item 3.02 “Unregistered Sales of Equity Securities” of Form 8-K in lieu of filing a Form 8-K.

Effective October 13, 2020, the Company and the holder of its $500,000 promissory note payable issued on September 10, 2019 reached an agreement whereby the Company agreed to issue 1.65 million shares of its common stock to the noteholder in lieu of $41,192 of accrued interest on the promissory note through December 31, 2020.  The shares were issued under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as not involving a public offering.

Item 6.  Exhibits

10.1	Form of Commercial Lease Agreement dated August 5, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: October 16, 2020	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)