Form 10-K
period 2020-12-31
CFN Enterprises Inc.
filed 2021-03-31
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2020, the registrant's most recently completed fiscal year end, was $3,300,000. For purposes of this calculation, an aggregate of 38,902,801 shares of Common Stock were held by the directors and officers of the registrant on June 30, 2020 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of March 31, 2021: 118,692,209

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

2020 ANNUAL REPORT ON FORM 10-K

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

Late in 2020, we launched an e-commerce network focused on the sale of general wellness CBD products.  Revenue generated from this new line of business has been minimal as of December 31, 2020.  However, we expect to grow and continue marketing this line of business in future periods.

Our principal offices are located at 600 E. 8th Street, Whitefish, Montana 59937. Our telephone number there is: (833) 420-2636. Our corporate website is: www.cfnenterprisesinc.com, , the contents of which are not part of this annual report.

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

●

The global legal cannabis market is projected to grow at an 18.1% compound annual growth rate to reach $73.6 billion by 2027, according to Grand View Research. North America held the largest revenue share at 88.4%, but the recent legalization of cannabis for medical purposes in countries like Australia, Germany and Poland is expected to create lucrative opportunities.

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

Employees

As of December 31, 2020, we had 5 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

Our resources are limited. Our working capital deficiency at December 31, 2020 amounts to $998,101. As we implement our growth strategy, poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase as we continue to develop and implement our products and services. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses, or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We have a history of losses.

We have a history of losses and negative cash flows from operations. We had a net loss from continuing operations of approximately $1.3 million in 2020 and a net loss of approximately $6.0 million in 2019. Our operations have been financed primarily through proceeds from the issuance of equity, borrowing money through the issuance of promissory notes and use of a credit facility. We may continue to incur losses in the future.

We have substantial indebtedness and obligations to pay interest.

We currently have, and will likely continue to have, a substantial amount of indebtedness and obligations to pay interest from our preferred stock. Our indebtedness and interest obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt and preferred stock or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2020, we had total debt outstanding of approximately $903,061, of which $188,249 was short term. As of December 31, 2020, we had 500 shares of Series A Preferred, Stock, each with a stated value of $1,000 per share which bears interest at 12% per annum, and 3,000 shares of Series B Preferred Stock, each with a stated value of $1,000 per share which bears interest at 6% per annum.

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

Our independent registered public accounting firm has expressed in its report to our 2020 audited consolidated financial statements a substantial doubt about our ability to continue as a going concern.

We have not generated sufficient revenues from our operations to fund our activities and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain the necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the consolidated financial statements for December 31, 2020, a substantial doubt regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

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

The outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations.  Our main customer market suffered its worst decline, decreasing our revenue.  Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance.  We took steps to diversify our revenue model by creating our CBD ecommerce business which has higher margins during the second half of 2020 and reduce our costs.  The extent to which COVID-19 will impact our business and our consolidated financial results further will depend on future developments which are highly uncertain and cannot be predicted at this time, but may result in a material adverse impact on our business, results of operations and financial condition.

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

Dilutive securities may adversely impact our stock price.

As of December 31, 2020, the following securities exercisable into shares of our Common Stock were outstanding:

●	5,256,944 shares of Common Stock issuable pursuant to the exercise of warrants

●	3,160,000 shares of Common Stock issuable pursuant to the exercise of options

These securities represent, as of December 31, 2020, approximately 7.4%% of our Common Stock on a fully diluted, as exercised basis. 3,160,000 of the shares of Common Stock issuable pursuant to the exercise of options are beneficially owned by our management. In addition, our preferred stock is convertible into shares of our common stock at a conversion price to be mutually determined between us and the holders in the future, and could result in the issuance of a significant number of shares of common stock. The exercise of any of these options or warrants, both of which have fixed prices, or conversion of our preferred stock, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On June 20, 2019, we entered into a Lease Agreement with Emerging Growth, LLC for the lease of office space in Whitefish, Montana, for a period of one year at a rate of $1,500 per month. On August 5, 2020, the Company entered into a lease agreement with Emerging Growth, LLC for additional office space in Whitefish, Montana, replacing its previous lease from June 20, 2019. The term of the lease commenced on September 1, 2020 for a period of one year at a rate of $4,500 per month.  The lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase. On March 30, 2021, we entered into a new lease agreement for these premises commencing April 1, 2021 for a period of three years at a rate of $4,500 per month, which lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase.

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

Stockholders

As of December 31, 2020, there were 124 stockholders of record of our Common Stock.

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

Late in 2020, we launched an e-commerce network focused on the sale of general wellness CBD products.  Revenue generated from this new line of business has been minimal as of December 31, 2020.  However, we expect to grow and continue marketing this line of business in future periods.

Results of Operations

The following are the results of our operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019:

	For the Year Ended
	December 31,	December 31,
	2020	2019	Change

Net revenues	$506,490	$864,915	$(358,425)
Cost of revenue	536,738	864,831	(328,093)
Gross profit (loss)	(30,248)	84	(30,332)

Operating expenses:
Impairment charge	-	3,767,541	(3,767,541)
Selling, general and administrative	1,199,410	2,244,304	(1,044,894)
Total operating expenses	1,199,410	6,011,845	(4,812,435)

Loss from operations	(1,229,658)	(6,011,761)	4,782,103

Other income (expense):
Loss on extinguishment of debt	(71,377)	-	(71,377)
Other income	10,000	-	10,000
Interest expense	(51,615)	(13,993)	(37,622)
Interest income	19	131	(112)
Total other income (expense)	(112,973)	(13,862)	(99,111)

Net loss before provision for income taxes	(1,342,631)	(6,025,623)	4,682,992
Provision for income taxes	-	-	-
Net loss from continuing operations	(1,342,631)	(6,025,623)	4,682,992
Gain (loss) from discontinued operations, net of tax	(80,422)	14,391,173	(14,471,595)
Net income (loss)	$(1,423,053)	$8,365,550	$(9,788,603)

Net Revenues

Our revenues are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. We offer different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity. Our revenue for the year ended December 31, 2019 represents revenue recognized for the period from June 21, 2019 through December 31, 2019 subsequent to the purchase of the CFN Business. We expect this be our primary source of revenue going forward.

Our revenue during the year ended December 31, 2020 was lower than the same period in 2019, as the volume of new contracts entered into with customers has decreased in 2020 due in-part to COVID-19 and the impacts on our customers and the industry in which we operate. During the year ended December 31, 2020, we had 26 contracts in progress, whereas we had 31 contracts in 2019. We expect these trends to continue for the foreseeable future.

Our revenue for 2020 also included $8,948 relating to sales of product from our e-commerce network focused on the sale of general wellness CBD products.  This network was launched during the fourth quarter of 2020.  We expect our revenue related to this e-commerce business to increase in future periods as we continue to grow and market this business line.

Costs of Revenue

Our cost of revenue primarily represents costs incurred associated with performing services under our customer contracts acquired under the CFN Business. We expect for our cost of revenue to increase proportionately with increases in revenues recognized in future periods. During 2020, the cost of revenue did not increase proportionately with revenue as our main customer market suffered a decline while certain online fixed costs remained the same.

Operating Expenses

Our operating expenses for the year ended December 31, 2020 decreased by $4,812,435 as compared to the prior year period. This decrease is primarily due to impairment charges of $3,767,541 for 2019, including $541,724 related to the impairment of marketing-related intangibles and $3,225,817 related to the impairment of goodwill generated from the acquisition of the CFN Business in connection with the Emerging Growth Agreement. We had no impairment charges in 2020.  Selling, general and administrative expenses decreased in 2020 by $1,044,894 as compared to 2019 primarily due to additional legal and professional fees associated with the closing of the asset purchase agreement, or the Asset Purchase Agreement, with CAKE Software Inc. for the sale of the CAKE Business and the asset purchase agreement, or the Emerging Growth Agreement, with Emerging Growth, LLC for the purchase of the CFN Business and the reporting regulatory requirements associated with these transactions in 2019.  We had no such transactions in 2020.

Discontinued Operations

Effective June 18, 2019, we sold substantially all of our assets associated with the CAKE Business for total proceeds of $20,892,667. Accordingly, we had a gain from discontinued operations during the year ended December 31, 2019 of $14,391,173, which includes the gain on sale of the CAKE Business of $19,473,080 offset by losses from the CAKE business through June 18, 2019. During the year ended December 31, 2020, we had a loss on discontinued operations resulting primarily from the loss on foreign currency translation associated with dissolving our subsidiary in the UK.

Liquidity and Capital Resources

On May 15, 2019, we entered into the Asset Purchase Agreement to sell substantially all of our assets related to the CAKE Business. Concurrent with this agreement, we also entered into the Emerging Growth Agreement where we acquired certain assets from Emerging Growth, LLC related to its sponsored content and marketing business for purchase price consideration consisting in part of $420,000 in cash. In September 2019, we received proceeds of $500,000 from a note payable. On May 6, 2020, we received $263,000 in the form of a loan from the Paycheck Protection Program, or the PPP, which is a program of the U.S. Small Business Administration, or the SBA, established under the Coronavirus Aid Relief, and Economic Security Act, or the CARES Act,, as well $150,000 in proceeds from a loan with the SBA on June 24, 2020. Our plan to continue as a going concern includes raising additional capital in the form of debt or equity, growing the business acquired under the Emerging Growth Agreement and managing and reducing operating and overhead costs. We cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

The following is a summary of our cash flows from operating, investing and financing activities for the year ended December 31, 2020 and 2019.

	Year Ended
	December 31,	December 31,
	2020	2019
Cash flows used in operating activities	$(483,522)	$(6,965,636)
Cash flows provided by (used in) investing activities	$(206,634)	$20,470,915
Cash flows provided by (used in) financing activities	$763,000	$(13,469,181)

As of December 31, 2020, we had unrestricted cash of $160,115.

Net cash used in operating activities was approximately $500,000 during the year ended December 31, 2020, compared with approximately $7.0 million during the same period in 2019. The decrease in cash used in operating activities during 2020 was primarily due to a higher net loss from continuing operations in 2019 of approximately $6.0 million as compared to approximately $1.3 million in 2020.  In addition, we used a higher amount of cash in 2019 for the payment of a large number of accounts payable and accrued expenses at the time of closing of the Asset Purchase Agreement on June 18, 2019.

Net cash used in investing activities amounted to approximately $206,000 during the year ended December 31, 2020, compared with cash provided by investing activities of approximately $20.5 million during the same period in 2019. Cash provided by investing activities in 2019 consisted primarily of proceeds from the sale of the CAKE Business of approximately $20.9 million, offset by cash used of $420,000 for the acquisition of assets pursuant to the Emerging Growth Agreement. During 2020, our cash used in investing activities consisted primarily of $200,000 for a 9.8% investment made in an outside company in the cannabis-related business.

Net cash provided by financing activities was $763,000 for the year ended December 31, 2020, compared to net cash used in financing activities of approximately $13.5 million for the same period in 2019. Cash provided by financing activities in 2020 resulted from proceeds from notes payable of $413,000 and proceeds from the sale of common stock of $410,000, which stock was issued in January, 2021, offset by payments of preferred stock dividend of $60,000.  Cash used in financing activities in 2019 consisted of payments of approximately $11.8 million to repay the principal amounts outstanding under our credit facilities, repayment of promissory notes of $2.7 million and repayment of related party notes of $300,000. These repayments occurred at the time of closing of the Asset Purchase Agreement on June 18, 2019 for the sale of the CAKE Business. The cash used in financing activities in 2019 was offset by proceeds from credit facility borrowings of $900,000, as well as proceeds of $500,000 from a note payable in September 2019.

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

In connection with the promissory note payable on September 10, 2019, we issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $5,884 and $1,801 for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the net book value of the promissory note amounted to $490,061 including the principal amount outstanding of $500,000 net of the remaining discount of $9,939.

On May 6, 2020, the Company entered into a promissory note, or the Note, with Pacific Western Bank, evidencing an unsecured loan, or the Loan, in the amount of $263,000 made to the Company under the PPP. The PPP is a program of the SBA established under the CARES Act. Under the PPP, the proceeds of the Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments, or the Qualifying Expenses. The Company intends to use the entire Loan amount for Qualifying Expenses under the PPP. Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of Qualifying Expenses and the Company maintaining its payroll levels over certain required thresholds under the PPP. The terms of any forgiveness also may be subject to further requirements in any regulations and guidelines the SBA may adopt. No assurance can be provided that the Company will obtain forgiveness of the Note in whole or in part.

The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. On December 1, 2020 and on the first day of each month thereafter until May 1, 2022, the Company must make monthly payments of $14,727 under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Note contains events of default and other conditions customary for a Note of this type. As of December 31, 2020, the current portion of the Loan due within the next 12 months amounted to $188,249.  The Company has applied for full forgiveness of the amounts due under this Note.

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

Future scheduled maturities of long-term debt are as follows.

Year Ended
December 31,

2021	$188,249
2022	574,751
2023	2,262
2024	3,285
2025	3,416
Thereafter	141,037
Total	$913,000

Obligations Under Preferred Stock

On June 20, 2019, existing debtholders were issued an aggregate of 500 shares of Series A Preferred Stock, each with a stated value per share of $1,000, as conversion of $500,000 worth of outstanding promissory notes. The Series A Preferred Stock bears interest at 12% per annum, and is convertible into our common stock at the election of the holder at a conversion price per share to be mutually agreed between us and the holder in the future, and be redeemable at our option following the third year after issuance, without voting rights or a liquidation preference.

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

Other outstanding obligations at December 31, 2020

Warrants

As of December 31, 2020, 5,256,944 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of December 31, 2020, 3,160,000 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including each of the areas in which we operate. While to date we have not been required to stop operating, COVID-19 has had and is expected to continue to have an adverse effect on the financial condition of us and our customers. The outbreak of COVID-19 in the U.S. has had an unfavorable impact on our business operations.  Our main customer market suffered its worst decline, decreasing our revenue.  Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance.  We took steps to diversify our revenue model by creating our CBD ecommerce business which has higher margins during the second half of 2020 and reduce our costs.  The extent to which COVID-19 will impact our business and our consolidated financial results further will depend on future developments which are highly uncertain and cannot be predicted at this time, but may result in a material adverse impact on our business, results of operations and financial condition.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Critical Accounting Policies

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of December 31, 2020 and 2019 amounted to $183,750 and $163,750, respectively.

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

Investment

On December 24, 2020, the Company acquired a 9.8% interest in the outstanding stock of a privately held company.  As the stock has no readily determinable fair value, the Company accounts for this stock received using the cost method, less adjustments for impairment.  At each reporting period, management reviews the status of the investment to determine if any indicators of impairment have occurred.  There were no impairment charges recorded related to investments during the year ended December 31, 2020 or 2019.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options, warrants and preferred stock (calculated using the modified-treasury stock method). As of December 31, 2020, the Company had 3,160,000 outstanding stock options and 5,256,944 outstanding warrants and 3,500 preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As of December 31, 2019, the Company had 6,320,000 outstanding stock options, 7,543,944 outstanding warrants and 3,500 preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2020 (the end of the period covered by this report).

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other service providers involved with performing key elements of our disclosure and financial reporting controls.  Our current financial condition, brought on in-part by COVID-19, has temporarily hindered our ability to file timely reports for this reason which has now been remedied.  As a result, we have assessed our disclosure controls and controls over financial reporting as ineffective.

Item 9B.  Other Information

Given the timing of events, the following information is included in this Form 10-K pursuant to Item 1.01 “Entry into a Material Definitive Agreement: and Item 3.02 “Unregistered Sales of Equity Securities” of Form 8-K in lieu of filing a Form 8-K.

Effective March 29, 2021, the Company and Emerging Growth reached an agreement whereby the Company issued 1.75 million shares of its common stock with a value of $105,000 to Emerging Growth as payment for $105,000 in outstanding accrued interest on the Series B Preferred Stock through March 31, 2021.  The shares were issued under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as not involving a public offering.

On March 30, 2021, we entered into a new lease agreement with Emerging Growth for our premises in Whitefish, Montana, commencing April 1, 2021 for a period of three years at a rate of $4,500 per month, which lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of December 31, 2020:

Name	Age	Position
Brian Ross	46	Chairman of the Board, President, Chief Executive Officer
Frank Lane	54	President of CFN Media
Mario Marsillo	52	Director, Director Corp Development

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

Mario Marsillo Jr. Mr. Marsillo has been a director since April 2014 and our Director of Corp Development since August 1, 2019. Mr. Marsillo was until June 30, 2019 the Managing Director of Private Equity for Network 1 Financial Securities Inc., or Network 1, a New Jersey based FINRA member firm offering a wide array of investment banking services and has been with Network 1 since 2010. Prior to his association with Network 1, Mr. Marsillo acquired Skyebanc, Inc., a registered broker dealer, with a specialty towards private equity, and served as its Vice President of Private Equity and Business Development. Mr. Marsillo currently holds the Series 7, 63 79, and 24 FINRA qualifying examinations. Mr. Marsillo attended the City University of New York.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (1)	Total ($)
Brian Ross,	2020	338,215		-	-	-	-	-	20,525	358,740
Chief Executive Officer	2019	335,006	(2)	-	-	-	-	-	20,525	355,529
Damon Stein (3),	2020	-		-	-	-	-	-	-	-
General Counsel and Secretary	2019	335,006	(2)	-	-	-	-	-	20,525	355,529
Frank Lane,	2020	230,000		-	-	-	-	-	14,826	244,826
President of CFN Media	2019	160,583		-	-	-	-	-	-	160,583

(1)	Includes health-related insurance paid by us on behalf of the officer.
(2)	Excludes $95,089 in deferred compensation paid in 2019.
(3)	Damon Stein resigned from the Company on January 2, 2020

We have no plans or arrangements with respect of remuneration received or that may be received by our executive officers named in the table above to compensate such officers in the event of termination of employment (as a result of resignation, retirement or change of control) or a change of responsibilities following a change of control, except if we elect to terminate Mr. Ross’ employment without cause during the term of his respective employment agreement as described below, each shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, and all unvested options, bonuses and other compensation shall vest on the date of termination.

Employment Agreements

We have written employment agreements with all of our employees. The main terms of the executive employment agreements of Brian Ross, our Chairman of the Board, President and Chief Executive Officer, and Frank Lane, our President of CFN Media, are summarized below.

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

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2020 by our Executive Officers.

Name	Number of Securiries Underlying Unexercised Options (#) Exercisable	Number of Securiries Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Brian Ross	3,100,000	-	0.31	5/24/22

Director Compensation

There was no director’s compensation paid during the year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of December 31, 2020, we had 104,792,209 shares of our Common Stock issued and outstanding. The following, table sets forth information regarding the beneficial ownership of our Common Stock as of March 31, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our directors;

●	each of our executive officers named in the compensation tables in Item 11; and

●	all of our executive officers and directors as a group.

	Common Stock
Name	# of Shares	% of Class
Brian Ross (1)	10,860,000	9.3%
Mario Marsillo Jr. (2)	1,379,724	1.2%
Damon Stein (3)	2,204,711	1.9%
Emerging Growth LLC (4)	34,800,000	29.8%
All current officers and directors as a group (3 persons) (5)	49,244,435	42.2%

(1)

Includes 3,100,000 options held by Mr. Ross and 150,000 warrants vested held by Mr. Ross’ spouse and that will vest within the next 60 days. Mr. Ross disclaims beneficial ownership of the 150,000 warrants vested except to the extent of his pecuniary interest therein.

(2)	Includes 60,000 options vested and that will vest within the next 60 days.

(3)	Mr. Stein resigned from the Company on January 2, 2020.
(4)	Affiliate with a greater than 10% ownership.
(5)	Includes 3,160,000 options and 150,000 warrants vested and that will vest within the next 60 days.

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

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	8,416,944	$ 0.33	-
Total	8,416,944	$ 0.33	-

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of RBSM LLP, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2020	2019

Audit Fees (1)	$81,000	$174,000
Tax Fees (2)	10,000	12,500

Total Fees	$91,000	$186,500

(1) Consists of fees billed for professional services rendered in connection with the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with year-end statutory and regulatory filings or engagements.

(2) Consists of fees billed for professional services for our tax compliance, tax advice and tax planning.

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

10.3*	Employment Agreement, dated as of June 21, 2019, between Accelerize Inc. and Frank Lane (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 19, 2019).

10.4*	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

10.5*	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

10.6*	Amendment No. 1 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.7*	Amendment No. 2 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.8*	Amendment No. 3 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

10.9*	Amendment No. 4 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on May 29, 2012).

10.10*	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.11*	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.12*	Form of Restricted Stock Agreement entered into on July 1, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016).

10.13*	Form of Restricted Stock Agreement entered into on July 1, 2017 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

10.14*	Form of Restricted Stock Agreement entered into on July 1, 2018 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.15	Form of Promissory Note issued on September 12, 2019 (incorporated by reference to the Company’s current report on Form 8-K filed on September 18, 2019).

10.16	Form of Promissory Note issued on May 6, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on June 15, 2020).

10.17

Loan Authorization and Agreement between the U.S. Small Business Administration and CFN Enterprises Inc., dated June 24, 2020, and forms of related Promissory Note and Security Agreement issued by CFN Enterprises Inc. on June 24, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on June 30, 2020).

10.18	Form of Commercial Lease Agreement dated August 5, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.19**	Form of Securities Purchase Agreement dated January 6, 2021.

10.20**	Common Stock and Common Unit Investment Agreement among CFN Enterprises Inc., Innovation Labs Ltd. And Innovation Shares LLC.

10.21**	Form of Promissory Note issued on February 8, 2021.

10.22**	Lease Agreement dated March 30, 2021.

23.1**	Consent of RBSM LLP.

31.1**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

101.1**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

Date: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Brian Ross	Chairman of the Board, President and Chief Executive Officer	March 31, 2021
Brian Ross	(Principal executive officer, principal financial officer and principal accounting officer)

By: /s/ Mario Marsillo Jr.	Director	March 31, 2021
Mario Marsillo Jr.

CFN ENTERPRISES INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020 and 2019

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CFN Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CFN Enterprises, Inc. and Subsidiary (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2012.

New York, NY
March 31, 2021

CFN ENTERPSISES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

Assets

Current assets
Cash	$160,115	$107,727
Restricted cash	20,000	-
Accounts receivable, net	9,000	72,649
Inventory	39,017	-
Prepaid expenses and other current assets	14,500	4,136
Total current assets	242,632	184,512

Other assets
Investment	200,000	-
Property and equipment	7,845	3,020
Total other assets	207,845	3,020
Total assets	$450,477	$187,532

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$946,846	$261,539
Deferred revenues	25,815	15,734
Current portion of notes payable	188,249	-
Current liabilities of discontinued operations	79,823	99,695
Total current liabilities	1,240,733	376,968
Long-term note payable, net of current portion and discounts	714,812	484,177
Total liabilities	1,955,545	861,145

Commitments and contingencies

Stockholders' deficit
Series A Preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of December 31, 2020 and 2019	1	1
Series B Preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of December 31, 2020 and 2019	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 104,792,209 and 99,679,709 shares issued and outstanding as of December 31, 2020 and 2019, respectively	104,792	99,679
Common stock issuable	492,500
Additional paid-in capital	34,281,838	34,031,326
Accumulated deficit	(36,384,202)	(34,721,149)
Accumulated other comprehensive income	-	(83,473)
Total stockholders' deficit	(1,505,068)	(673,613)
Total liabilities and stockholders' deficit	$450,477	$187,532

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2020	2019

Net revenues	$506,490	$864,915
Cost of revenue	536,738	864,831
Gross profit (loss)	(30,248)	84

Operating expenses:
Impairment charge	-	3,767,541
Selling, general and administrative	1,199,410	2,244,304
Total operating expenses	1,199,410	6,011,845

Loss from operations	(1,229,658)	(6,011,761)

Other income (expense):
Loss on extinguishment of debt	(71,377)	-
Other income	10,000	-
Interest expense	(51,615)	(13,993)
Interest income	19	131
Total other income (expense)	(112,973)	(13,862)

Net loss before provision for income taxes	(1,342,631)	(6,025,623)
Provision for income taxes	-	-
Net loss from continuing operations	(1,342,631)	(6,025,623)
Gain (loss) from discontinued operations, net of tax	(80,422)	14,391,173
Net income (loss)	$(1,423,053)	$8,365,550
Preferred stock interest	240,000	126,575
Net income (loss) available to common shareholders	$(1,663,053)	$8,238,975

Net loss from continuing operations per share, basic and diluted	$(0.01)	$(0.07)

Net income (loss) from discontinued operations per share, basic and diluted	$(0.00)	$0.17

Net income (loss) per share, basic and diluted	$(0.02)	$0.10

Weighted average number of common
shares outstanding, basic and diluted	101,760,413	83,985,188

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended
	December 31,	December 31,
	2020	2019

Net income (loss)	$(1,423,053)	$8,365,550
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(456)	(6,118)
Total other comprehensive income (loss), net of tax	(456)	(6,118)
Comprehensive income (loss)	$(1,423,509)	$8,359,432

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

From January 1, 2019 to December 31, 2020

										Accumulated
								Additional		Other
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Income	Total
Balance, December 31, 2018	-	$-	-	$-	66,179,709	$66,179	$-	29,498,125	$(42,960,124)	$(77,355)	$(13,473,175)

Fair value of options and restricted stock awards	-	-	-	-	-	-	-	70,963	-	-	70,963
Fair value of warrants	-	-	-	-	-	-	-	126,810	-	-	126,810
Fair value of warrants issued with promissory notes	-	-	-	-	-	-	-	62,294	-	-	62,294
Fair value of repricing adjustment	-	-	-	-	-	-	-	104,638	-	-	104,638
Conversion of debt into Series A Preferred Stock	500	1	-	-	-	-	-	499,999	-	-	500,000
Issuance of Series B Preferred Stock for acquisition of CFN	-	-	3,000	3	-	-	-	686,997	-	-	687,000
Issuance of common stock for acquistion of CFN	-	-	-	-	30,000,000	30,000	-	2,670,000	-	-	2,700,000
Issuance of common stock as payment of interest	-	-	-	-	3,500,000	3,500	-	311,500	-	-	315,000
Preferred stock interest	-	-	-	-	-	-	-	-	(126,575)	-	(126,575)
Net income	-	-	-	-	-	-	-	-	8,365,550	-	8,365,550
Foreign currency translation	-	-	-	-	-	-	-	-	-	(6,118)	(6,118)
Balance, December 31, 2019	500	1	3,000	3	99,679,709	99,679	-	34,031,326	(34,721,149)	(83,473)	(673,613)

Share-based compensation	-	-	-	-	312,500	313	-	15,312	-	-	15,625
Shares issued as payment of accounts payable and accrued interest	-	-	-	-	4,800,000	4,800	-	235,200	-	-	240,000
Preferred stock interest	-	-	-	-	-	-	-	-	(240,000)	-	(240,000)
Common stock issuable							492,500				492,500
Net loss	-	-	-	-	-	-	-	-	(1,423,053)	-	(1,423,053)
Foreign currency translation	-	-	-	-	-	-	-	-	-	83,473	83,473
Balance, December 31, 2020	500	$1	3,000	$3	104,792,209	$104,792	$492,500	34,281,838	$(36,384,202)	$-	$(1,505,068)

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2020	2019

Cash flows from operating activities
Net income (loss)	$(1,423,053)	$8,365,550
Gain (loss) from discontinued operations	(80,422)	14,391,173
Net loss from continuing operations	(1,342,631)	(6,025,623)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,809	38,191
Impairment charge	-	3,767,541
Loss on extinguishment of debt	71,377	-
Amortization of deferred financing cost	5,884	1,801
Provision for bad debt	20,000	163,750
Share-based compensation	15,625	60,000

Changes in operating assets and liabilities:
Accounts receivable	43,649	(236,399)
Inventory	(39,017)	-
Prepaid expenses and other current assets	(10,364)	(4,136)
Accounts payable and accrued expenses	756,430	385,121
Deferred revenue	10,081	15,734

Net cash used in operating activities of continuing operations	(467,157)	(1,834,020)
Net cash used in operating activities of discontinued operations	(16,365)	(5,131,616)
Net cash used in operating activities	(483,522)	(6,965,636)

Cash flows from investing activities
Purchase of property and equipment	(6,634)	(1,752)
Payments for investment	(200,000)	-
Payments for acquisition of subsidiary	-	(420,000)

Net cash provided by (used in) investing activities of continuing operations	(206,634)	(421,752)
Net cash provided by investing activities of discontinued operations	-	20,892,667
Net cash provided by (used in) investing activities	(206,634)	20,470,915

Cash flows from financing activities
Payment of preferred stock interest	(60,000)	(96,667)
Proceeds from sale of common stock	410,000	-
Proceeds from promissory notes	413,000	500,000

Net cash provided by financing activities of continuing operations	763,000	403,333
Net cash used in financing activities of discontinued operations	-	(13,872,514)
Net cash (used in) provided by financing activities	763,000	(13,469,181)

Effect of exchange rate fluctuations on cash	(456)	(5,666)

Net change in cash and restricted cash	72,388	30,432
Cash and restricted cash, beginning of the period	107,727	77,295
Cash and restricted cash, end of the period	$180,115	$107,727

Supplemental disclosure of cash flow information:
Interest paid	$-	$955,691
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Fair value of warrants issued in connection with line of credit and promissory notes	$-	$62,294
Accrual of preferred stock interest	$240,000	$31,575
Accrued interest reclassed to credit facility	$-	$62,379
Warrant repricing adjustment	$-	$104,638
Conversion of notes payable to Series A Preferred Stock	$-	$500,000
Issuance of Series B Preferred Stock for acquisition of subsidiary	$-	$687,000
Issuance of common stock for acquisition of subsidiary	$-	$2,700,000
Issuance of common stock for payment of accrued preferred stock interest	$104,931	$-
Issuance of common stock as payment of accounts payable and accrued expenses	$146,192	$-

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

On May 15, 2019, the Company entered into the Emerging Growth Agreement with Emerging Growth, LLC, or the Seller or Emerging Growth, pursuant to which the Company acquired certain assets from the Seller related to its sponsored content and marketing business for a purchase price consideration consisting of $420,000 in cash, 30,000,000 shares of the Company’s common stock, and 3,000 shares of Series B preferred stock with a total stated value of $3,000,000 which bears interest at 6% per annum and is convertible into the Company’s common stock at a conversion price to be mutually agreed in the future, without voting rights or a liquidation preference except with respect to default interest.  The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. The closing of the purchase of the assets pursuant to the Emerging Growth Agreement occurred on June 20, 2019.

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

The Company had a working capital deficit of $998,101 and an accumulated deficit of $36,384,202 as of December 31, 2020.  The Company also had a net loss from continuing operations of $1,342,631 during the year ended December 31, 2020.

As discussed above, on May 15, 2019, the Company entered into the Asset Purchase Agreement with Constellation under which all the net assets associated with the CAKE Business were sold. The proceeds from the Asset Purchase Agreement were used to pay off the Company’s existing debt, as well as to acquire certain assets in the Emerging Growth Agreement from the Seller related to its sponsored content and marketing business. Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing its existing business acquired under the Emerging Growth Agreement, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness cannabidiol, or CBD, products.  On May 6, 2020, the Company received $263,000 in the form of a loan from the PPP, as well as $150,000 in proceeds from a loan with the SBA on June 24, 2020

(see Note 5).  The Company also raised an additional $410,000 from the sale of common stock in December 2020.  However, the Company cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for the Company to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

COVID-19

The outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on the Company’s business operations.  The Company’s main customer market suffered its worst decline, decreasing our revenue.  Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance.  The Company took steps to diversify our revenue model by creating its CBD ecommerce business which has higher margins during the second half of 2020 and reduce its costs.  The extent to which COVID-19 will impact the Company’s business and its consolidated financial results further will depend on future developments which are highly uncertain and cannot be predicted at this time, but may result in a material adverse impact on the Company’s business, results of operations and financial condition.

Basis of Presentation

The accompanying consolidated financial statements include the results of operations of the Company and Cake Marketing UK Ltd., or the Subsidiary. The Company discontinued its operations associated with its CAKE Business and the operations of its Subsidiary in May 2019. The Subsidiary was officially dissolved in August 2020.  These accounts have been presented as discontinued operations in the accompanying consolidated financial statements. Continuing operations presented in periods prior reflect administrative expenses associated with business insurance, legal and accounting fees that the Company will continue to incur. All intercompany accounts and transactions between the Company and its Subsidiary have been eliminated in consolidation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets and intangible assets, borrowing rate considered for operating lease right-of-use asset and related operating lease liability, and assumptions used in Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications.

Segment Reporting

The Company’s sponsored content and marketing business acquired from Emerging Growth in June 2019 has historically been its one reportable segment.  In late 2020, the Company launched an e-commerce network focused on the sale of general wellness CBD products.  As of December 31, 2020, sales of these products and the operating activities associated with the e-commerce business have not been significant.  However, management expects this e-commerce business to eventually become a reportable segment under GAAP as the business grows and the activity becomes more significant.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. During the year ended December 31, 2020 and 2019, the Company had restricted cash balances of $20,000 and $0, respectively, included as a component of total cash and restricted cash as presented on the accompanying consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of December 31, 2020 and 2019 amounted to $183,750 and $163,750, respectively.

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

The Company's accounts receivable are due from customers located in the United States and Canada. The Company had one customer at December 31, 2020.  The Company had five customers who each accounted for 32.3%, 13.8%, 13.8%, 13.8% and 10.3%, respectively, of its net accounts receivable at December 31, 2019.

The Company had two customers who each individually accounted for 10.5% of net revenues for the year ended December 31, 2020.  The Company had no individual customers with net revenues greater than 10% of total revenues in 2019.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses relating to continuing operations for the year ended December 31, 2020 and 2019 amounted to $128,981 and $368,226, respectively. Advertising expenses reported as a component of discontinued operations amounted $0 and $159,665 for the year ended December 31, 2020 and 2019, respectively.

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

Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The functional currency of the Company’s Subsidiary in the United Kingdom was British Pounds. The translation from British Pounds to U.S. dollars is performed for asset and liability accounts using exchange rates in effect at the balance sheet date, equity accounts using historical exchange rates or rates in effect at the balance sheet date, and for revenue and expense accounts using the average exchange rate in effect during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss). Upon dissolving the Subsidiary in August 2020, the Company has reclassified the Accumulated Other Comprehensive Loss balance of $83,929 into earnings, which is reflected as a component of the loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2020.

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

Investment

On December 24, 2020, the Company acquired a 9.8% interest in the outstanding stock of a privately held company. As the stock has no readily determinable fair value, the Company accounts for this stock received using the cost method, less adjustments for impairment. At each reporting period, management reviews the status of the investment to determine if any indicators of impairment have occurred. There were no impairment charges recorded related to investments during the year ended December 31, 2020 or 2019.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of December 31, 2020, the Company had 3,160,000 outstanding stock options, 5,256,944 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As of December 31, 2019, the Company had 6,320,000 outstanding stock options and 7,543,944 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Other accounting pronouncements have been issued but deemed by management to be outside the scope of relevance to the Company.

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following at December 31, 2020 and 2019.

	December 31,	December 31,
	2020	2019

Computer equipment and software	$12,546	$8,139
Furniture and equipment	2,227	-
	14,773	8,139

Less: accumulated depreciation	(6,928)	(5,119)

	$7,845	$3,020

Depreciation expense from continuing operations for the year ended December 31, 2020 and 2019 amounted to $1,809 and $915, respectively.

NOTE 4: ACQUISITONS

On May 15, 2019, the Company entered into the Emerging Growth Agreement (see Note 1), which closed on June 20, 2019. Pursuant to the terms of the Emerging Growth Agreement, the Company acquired certain assets from the Seller related to its sponsored content and marketing business for a purchase price consideration consisting of $420,000 in cash, 30,000,000 shares of the Company’s common stock valued at $2,700,000, and 3,000 shares of Series B preferred stock valued at $687,000. As a result, the total purchase price amounted to $3,807,000.

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

The following are the unaudited pro forma results of operations for the year ended December 31, 2019 as if the assets purchased in the Emerging Growth Agreement had been acquired on January 1, 2019.  The amounts presented on the accompanying consolidated statement of operations for 2020 already reflect the impact of the acquisition for the entire period.  The pro forma results include estimates and assumptions which management believes are reasonable.  However, pro forma results do include any anticipated cost savings or other effects of the planned integration of these entities, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated.

Pro Forma Combined Financials (Unaudited)
Year Ended December 31, 2019

Revenue from continuing operations	$1,920,758

Net loss from continuing operations	$(5,877,768)

Net loss from continuing operations per common share - basic and diluted	$(0.07)

NOTE 5: NOTE PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. Outstanding principal on the note is due in full on September 30, 2022.

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $5,884 and $1,801 for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the net book value of the promissory note amounted to $490,061 including the principal amount outstanding of $500,000 net of the remaining discount of $9,939.

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

The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. On December 1, 2020 and on the first day of each month thereafter until May 1, 2022, the Company must make monthly payments of $14,727 under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Note contains events of default and other conditions customary for a Note of this type. As of December 31, 2020, the current portion of the Loan due within the next 12 months amounted to $188,249.  The Company has applied for full forgiveness of the amounts due under the Note.

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

Future scheduled maturities of long-term debt are as follows.

Year Ended
December 31,

2021	$188,249
2022	574,751
2023	2,262
2024	3,285
2025	3,416
Thereafter	141,037
Total	$913,000

The aggregate current portion of long-term debt as of December 31, 2020 amounted to $188,249, which represents the contractual principal payments due in the next 12 months period.

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

On June 20, 2019, the Company issued an aggregate of 3,500,000 restricted shares of common stock to certain promissory note holders as consideration for early payment of the promissory notes. The value of the shares issued amounted to $315,000 and was recorded as interest expense during the year ended December 31, 2019.

On June 20, 2019, the Company issued 30,000,000 restricted shares of common stock to Emerging Growth as part of the acquisition under the Emerging Growth Agreement (see Note 4). The value of the stock amounted to $2,700,000 and was recorded as part of the acquisition price of the net assets acquired under the Emerging Growth Agreement.

Effective April 3, 2020, the Company granted 500,000 of restricted shares of its common stock to a consultant for services as an advisory board member, with 250,000 shares vesting immediately and the remainder vesting in four equal quarterly installments commencing on July 1, 2020. During 2020, the Company recorded $15,625 of share-based compensation expense. The arrangement was terminated on July 17, 2020, and the unvested portion of the restricted stock grant of 187,500 shares were forfeited.

Effective August 6, 2020, the Company and Emerging Growth reached an agreement whereby the Company issued 4.8 million shares of the its common stock with a value of $240,000 to Emerging Growth as payment for outstanding liabilities due to Emerging Growth totaling $209,931.  The outstanding liabilities due to Emerging Growth included $104,931 in outstanding accrued interest on the Series B Preferred Stock through August 31, 2020, as well as $105,000 of outstanding payables.  The additional $30,069 was recorded as loss on extinguishment of debt during 2020.

Effective October 13, 2020, the Company and the holder of its $500,000 promissory note payable issued on September 10, 2019 (see Note 5) reached an agreement whereby the Company agreed to issue 1,650,000 shares of its common stock with a value of $82,500 to the noteholder as payment of $41,192 of accrued interest on the promissory note.  This resulted in a loss on extinguishment of debt of $41,308 in 2020.  The common shares were issued on January 2, 2021 and are reflected as common shares issuable as of December 31 2020.

In December 2020, the Company received $410,000 in cash in respect of a sale of an aggregate total of 10,500,000 shares of its common stock for proceeds of $420,000.  The Company received the remaining $10,000 for the sale in January 2021 and the common shares were issued in January 2021.  The Company has reflected the $410,000 received in common shares issuable in the statement of shareholders equity.

Restricted Stock Issued as Compensation

During 2018, the Company issued an aggregate total of 240,000 restricted shares of its common stock to its non-employee directors as partial director compensation, at a value of $0.50 per share, vesting in 4 equal quarterly increments commencing on July 1, 2018 and ending June 30, 2019. The Company recorded expenses of $0 and $60,000 during the year ended December 31, 2020 and 2019, respectively. There was no remaining unrecorded compensation expense related to restricted stock as of December 31, 2020.

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.001 per share, of which 500 have been authorized as Series A Preferred Stock and 3,000 have been authorized as Series B Preferred Stock.

On June 20, 2019, the Company issued to certain of its promissory noteholders an aggregate of 500 shares of Series A Preferred Stock, each with a stated value per share of $1,000, as conversion of $500,000 worth of outstanding promissory notes. The Series A Preferred Stock accumulate dividends at 12% per annum, and is convertible into the Company’s common stock at the election of the holder at a conversion price per share to be mutually agreed between the Company and the holder in the future, and be redeemable at the Company’s option following the third year after issuance, without voting rights or a liquidation preference.

On June 20, 2019, the Company issued 3,000 shares of Series B Preferred Stock to Emerging Growth each with a stated value of $1,000 per share, as part of the Emerging Growth Agreement. The aggregate fair value of $687,000 was recorded as part of the acquisition price of the net assets acquired from Emerging Growth (see Note 4). The Series B Preferred Stock accumulates dividends at 6% per annum and is convertible into the Company’s common stock at the election of Emerging Growth at a conversion price per share to be mutually agreed between the Company and Emerging Growth in the future, without voting rights or a liquidation preference, except with respect to accrued penalty interest.

For the year ended December 31, 2020 and 2019, the Company incurred $240,000 and $126,575, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the year ended December 31, 2020 and 2019.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at January 1, 2018	25,045,517	$0.53	4.16
Granted	1,000,000	0.13
Forfeited/cancelled	(18,501,573)	0.52
Outstanding at December 31, 2019	7,543,944	$0.50	3.37
Forfeited/cancelled	(2,287,000)	0.90
Outstanding at December 31, 2020	5,256,944	$0.33	3.56

Vested and expected to vest
at December 31, 2020	5,256,944	$0.33	3.56

Exercisable at December 31, 2020	5,256,944	$0.33	3.56

During March 2019, the Company issued 500,000 warrants exercisable at a price of $0.15 per share which expire on January 25, 2024. The fair value of these warrants amounted to $44,670, and was recognized as deferred financing costs using the effective interest method during 2019. Additionally, per the down round feature of 7,935,000 warrants issued in connection with a prior credit agreement, pursuant to ASU 2017-11 which allows instruments with a down round feature to qualify for equity classification, the Company recognized the value of the feature when it was activated and there was an actual reduction of the strike price or conversion feature. The reduction in income of such 7,935,000 warrants amounted to $104,638 and was capitalized as deferred financing costs during 2019. In connection with the closing of the Asset Purchase Agreement for the sale of the CAKE Business on June 18, 2019, the above warrants were cancelled.

On September 10, 2019, the Company issued 500,000 warrants in connection with a promissory note payable (see Note 5).

The Company recorded expenses of $0 and $126,810 during the year ended December 31, 2020 and 2019, respectively, related to warrants granted for compensation.  These expenses for 2019 are reflected as a component of discontinued operations. As of December 31, 2020, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

The warrants granted during 2020 and 2019 were valued using the Black-Scholes pricing method using the following assumptions below.

	2020	2019
Expected life in years	NA	5 years
Stock price volatility	NA	105.3% - 114.2%
Risk free interest rate	NA	1.58% - 2.67%
Expected dividends	NA	None
Estimated forfeiture rate	NA	None

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan is currently 22,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The Plan expired on December 14, 2016.

The following summarizes the Company’s stock option activity for the year ended December 31, 2020 and 2019.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at January 1, 2019	7,232,500	$0.40	3.45
Forfeited/cancelled	(912,500)	0.86
Outstanding at December 31, 2019	6,320,000	$0.33	2.45
Forfeited/cancelled	(3,160,000)	0.33
Outstanding at December 31, 2020	3,160,000	$0.33	1.44

Vested and expected to vest
at December 31, 2020	3,160,000	$0.33	1.44

Exercisable at December 31, 2020	3,160,000	$0.33	1.44

The Company recorded expenses of $0 and $10,963 during the year ended December 31, 2020 and 2019, respectively, related to stock options.  The expenses from 2019 are reflected as a component of discontinued operations for each period. As of December 31, 2020, all outstanding options were fully vested and there was no remaining unrecorded compensation expense.

NOTE 7: DISCONTINUED OPERATIONS

During May 2019, the Company decided to discontinue most of its operating activities pursuant to the Asset Purchase Agreement entered into with CAKE Software, Inc. (see Note 1).

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2020 and 2019, and consist of the following:

	December 31,	December 31,
	2020	2019

Current liabilities of discontinued operations
Accounts payable and accrued expenses	$79,823	$99,695
Total current liabilities of discontinued operations	$79,823	$99,695

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations. The results of the discontinued operations of the CAKE Marketing UK Business for the year ended December 31, 2020 and 2019 have been reflected as discontinued operations in the consolidated statements of operations, and consist of the following:

	For the Year Ended
	December 31,	December 31,
	2020	2019

Net revenues	$-	$9,001,307
Cost of revenue	-	3,863,471
Gross profit	-	5,137,836

Operating expenses:
Research and development	-	1,263,808
Sales and marketing	-	2,016,637
General and administrative	(3,507)	3,085,858
Total operating expenses	(3,507)	6,366,303

Loss from operations	3,507	(1,228,467)

Other income (expense):
Gain on sale of discontinued operations	-	19,473,080
Loss on foreign currency translation	(83,929)	-
Interest income	-	34
Interest expense	-	(3,773,651)
Total other income (expense)	(83,929)	15,699,463

Net income (loss) from discontinued operations before provision for income taxes	(80,422)	14,470,996
Provision for (benefit from) income taxes	-	79,823
Net income (loss) from discontinued operations	$(80,422)	$14,391,173

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

During the year ended December 31, 2020, the Company incurred certain ancillary general and administrative expenses of approximately $3,507 and $83,929 related to cumulative realized foreign currency, resulting in a loss from discontinued operations of $80,422.

NOTE 8: INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2020 and 2019 consisted of the following.  The provision for income taxes in 2019 is a result of the gain on the sale of the CAKE Business, and therefore has been classified as a component of discontinued operations.

Years Ended
December 31,
	2020	2019
Current
Federal	-	-
State	-	79,823
Total current	$ -	$ 79,823
Deferred
Federal	-	-
State	-	-
Total deferred	$ -	$ -
Total	$ -	$ 79,823

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended
	December 31,
	2020	2019
Statutory federal rate	21.0%	21.0%
State income taxes net of federal income tax benefit	-0.7%	0.8%
Permanent differences for tax purposes	0.0%	0.0%
Change in valuation allowance	-20.3%	-20.5%
Effective income tax rate	0.0%	1.3%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets and liabilities are as follows:

	Years Ended
	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$3,518,643	$2,643,196
Impairment of intangible assets	1,054,294	1,054,294
Stock-based compensation	21,163	-
Other temporary differences	(321,112)	11,891
Total deferred tax assets	4,272,988	3,709,381
Change in valuation allowance	(4,272,988)	(3,709,381)
Effective income tax rate	$-	$-

At December 31, 2020, the Company had available net operating loss carryovers of approximately $13.1 million that may be applied against future taxable income and expires at various dates between 2027 and 2039, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax years ended 2017 and later and by California authorities for tax years ended 2014 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The lease with Emerging Growth, was extended on March 30, 2021 for a period of 3 years, commencing effective April 1, 2021.

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

NOTE 10: SUBSEQUENT EVENTS

On January 6, 2021, 10,500,000 shares of restricted common stock were issued to a series of investors in exchange for $420,000, of which $410,000 was received prior to December 31, 2021.  The amounts received of $410,000 prior to December 31, 2020 has been reflected as common shares issuable in the Company’s financial statements as of December 31, 2020.

On March 29, 2021, the Company entered into an agreement with Emerging Growth LLC to issue 1,750,000 Shares of common stock in exchange for the full settlement of its $105,000 obligations for accrued dividends on the Series B Preferred of $105,000 through March 31, 2021.