Form 10-Q
period 2021-03-31
CFN Enterprises Inc.
filed 2021-05-17
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 17, 2021 was 120,692,209.

When used in this quarterly report, the terms “CFN Enterprises,” “the Company,” “we,” “our,” and “us” refer to CFN Enterprises Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations for 2021, our expectations for revenue sources, costs of revenue and expenses going forward, and that we will continue to pursue strategic transactions and opportunities, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of CFN Enterprises Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” contained in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on March 31, 2021. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets

Current assets
Cash	$167,956	$160,115
Restricted cash	20,000	20,000
Accounts receivable, net	132,131	9,000
Inventory	46,558	39,017
Prepaid expenses and other current assets	14,500	14,500
Total current assets	381,146	242,632

Other assets
Investments, at cost	235,000	200,000
Property and equipment	7,273	7,845
Total other assets	242,273	207,845
Total assets	$623,419	$450,477

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$952,095	$946,846
Deferred revenues	138,241	25,815
Current portion of notes payable	232,001	188,249
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	1,402,161	1,240,733
Long-term note payable, net of current portion and discounts	935,529	714,812
Total liabilities	2,337,689	1,955,545

Commitments and contingencies

Stockholders' deficit
Series A Preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1	1
Series B Preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 118,692,209 and 104,792,209 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	118,692	104,792
Common stock issuable	-	492,500
Additional paid-in capital	34,927,938	34,281,838
Accumulated deficit	(36,760,905)	(36,384,202)
Total stockholders' deficit	(1,714,271)	(1,505,068)
Total liabilities and stockholders' deficit	$623,419	$450,477

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Net revenues	$207,642	$112,267
Cost of revenue	127,627	224,164
Gross profit (loss)	80,015	(111,897)

Operating expenses:
Selling, general and administrative	330,031	194,981
Total operating expenses	330,031	194,981

Loss from operations	(250,016)	(306,878)

Other income (expense):
Loss on extinguishment of debt	(52,500)	-
Interest expense	(14,190)	(11,463)
Interest income	2	10
Total other income (expense)	(66,687)	(11,453)

Net loss before provision for income taxes	(316,703)	(318,331)
Provision for income taxes	-	-
Net loss	$(316,703)	$(318,331)
Preferred stock interest	60,000	60,000
Net loss available to common shareholders	$(376,703)	$(378,331)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	114,924,987	99,679,709

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Income	`	Total

Balance, December 31, 2019	500	$1	3,000	$3	99,679,709	$99,679	$-	$34,031,326	$(34,721,149)	$(83,473)		$(673,613)
Preferred stock interest	-	-	-	-	-	-		-	(60,000)	-		(60,000)
Net loss	-	-	-	-	-	-		-	(318,331)	-		(318,331)
Foreign currency translation	-	-	-	-	-	-		-	-	(456)		(456)
Balance, March 31, 2020	500	$1	3,000	$3	99,679,709	$99,679	$-	$34,031,326	$(35,099,480)	$(83,929)		$(1,052,400)

Balance, December 31, 2020	500	$1	3,000	$3	104,792,209	$104,792	$492,500	34,281,838	$(36,384,202)	$-		$(1,505,068)
Issuance of common stock	-	-	-	-	12,150,000	12,150	(492,500)	490,350	-	-		10,000
Shares issued as payment for accrued interest	-	-	-	-	1,750,000	1,750	-	155,750	-	-		157,500
Preferred stock interest	-	-	-	-	-	-	-	-	(60,000)	-		(60,000)
Net loss	-	-	-	-	-	-	-	-	(316,703)	-		(316,703)
Balance, March 31, 2021	500	$1	3,000	$3	118,692,209	$118,692	$-	$34,927,938	$(36,760,905)	$-		$(1,412,271)

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities
Net loss	$(316,703)	$(318,331)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572	350
Loss on extinguishment of debt	52,500	-
Amortization of deferred financing cost	1,468	1,463
Provision for bad debt	-	20,000

Changes in operating assets and liabilities:
Accounts receivable	(123,131)	35,906
Inventory	(7,541)	-
Prepaid expenses and other current assets	-	(439)
Accounts payable and accrued expenses	50,250	211,657
Deferred revenue	112,426	25,600

Net cash used in operating activities of continuing operations	(230,160)	(23,794)
Net cash used in operating activities of discontinued operations	-	(4,198)
Net cash used in operating activities	(230,160)	(27,992)

Cash flows from investing activities
Payment for investment	(35,000)	-

Net cash provided by (used in) investing activities	(35,000)	-

Cash flows from financing activities
Proceeds from sale of common stock	10,000	-
Proceeds from promissory note	263,000	-
Payment of preferred stock interest	-	(30,000)

Net cash (used in) provided by financing activities	273,000	(30,000)

Effect of exchange rate fluctuations on cash	-	(1,590)

Net change in cash and restricted cash	7,840	(59,582)
Cash and restricted cash, beginning of the period	180,115	107,727
Cash and restricted cash, end of the period	$187,956	$48,145

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Accrual of preferred stock interest	$60,000	$30,000
Issuance of common stock sold in previous year	$492,500	$-
Issuance of common stock for payment of accrued preferred stock interest	$157,500	$-

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Organization

CFN Enterprises Inc., formerly known as Accelerize Inc., or the Company, is a Delaware corporation incorporated on November 22, 2005. Effective October 22, 2019, the Company filed a certificate of amendment to its certificate of incorporation with the Secretary of State of the State of Delaware to change its corporate name to CFN Enterprises Inc.

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

The Company’s operations consist of the sponsored content and marketing business from the assets acquired pursuant to the Emerging Growth Agreement.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $1,021,015 and an accumulated deficit of $36,760,905 as of March 31, 2021.  The Company also had a net loss of $316,703 for the three months ended March 31, 2021.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing its existing business acquired under the Emerging Growth Agreement, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness cannabidiol, or CBD, products

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Basis of Presentation

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019, which are included in the Company’s December 31, 2020 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 31, 2021.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended March 31, 2021 are not necessarily indicative of results for the entire year ending December 31, 2021.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets and intangible assets, borrowing rate considered for operating lease right-of-use asset and related operating lease liability, and assumptions used in Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications.

Segment Reporting

The Company’s sponsored content and marketing business acquired from Emerging Growth in June 2019 has historically been its one reportable segment.  In late 2020, the Company launched an e-commerce network focused on the sale of general wellness CBD products.  As of March 31, 2021, sales of these products and the operating activities associated with the e-commerce business have not been significant.  However, management expects this e-commerce business to eventually become a reportable segment under GAAP as the business grows and the activity becomes more significant.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. At March 31, 2021, the Company had a restricted cash balance of $20,000 included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of March 31, 2021 and December 31, 2020 amounted to $394,720 and $183,750, respectively.

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

The Company’s cash and restricted cash accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. From time-to-time, the Company’s bank balances exceed the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits.

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

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and lines of credit approximate their fair value due to the short-term maturity of these items. The Company’s notes payable approximate their fair value due to the market rate of interest on the notes.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended March 31, 2021 and 2020 amounted to $5,606 and $47,966, respectively.

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

For interim periods, the Company uses the effective income tax rate method resulting in zero income tax for the three months ended March 31, 2021 and 2020.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Investments

On December 24, 2020, the Company acquired a 9.8% interest in the outstanding stock of a privately held company for $200,000.  As the stock has no readily determinable fair values, the Company accounts for this stock received using the cost method, less adjustments for impairment.  At each reporting period, management reviews the status of the investment to determine if any indicators of impairment have occurred.

On January 22, 2021, the Company invested $35,000 in a new joint venture focused on marketing. The entity is in the formation phase and as such the Company accounts for this investment using the cost method. At each reporting period, management reviews the status of the investment to determine if any indicators of impairment have occurred.

There were no impairment charges recorded related to investments during the three months ended March 31, 2021.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of March 31, 2021, the Company had 3,160,000 outstanding stock options and 5,256,944 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As of March 31, 2020, the Company had 3,160,000 outstanding stock options and 7,543,944 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following at March 31, 2021 and December 31, 2020.

	March 31 2021	December 31, 2020
Computer equipment and software	$12,546	$12,546
Furniture and equipment	2,227	2,227
	14,773	14,773
Less: accumulated depreciation	(7,500)	(6,928)
	$7,273	$7,845

Depreciation expense for the three months ended March 31, 2021 and 2020 amounted to $572 and $350, respectively.

NOTE 4: NOTES PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. Outstanding principal on the note is due in full on September 30, 2022.

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,469 and $1,463 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the net book value of the promissory note amounted to $491,530 including the principal amount outstanding of $500,000 net of the remaining discount of $8,470.

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

The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. On December 1, 2020 and on the first day of each month thereafter until May 1, 2022, the Company must make monthly payments of $14,727 under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Note contains events of default and other conditions customary for a Note of this type. As of March 31, 2021, the current portion of the Loan due within the next 12 months amounted to $188,249.  The Company has applied for full forgiveness of the amounts due under the Note.

On June 24, 2020, the Company entered into a Loan Authorization and Agreement with the SBA under which the Company borrowed $150,000 and issued to the SBA a note and security agreement for the amount borrowed. Outstanding borrowings accrue interest at a rate of 3.75% per annum, and installment payments, including principal and interest, of $731 are due monthly and begin 12 months from the date of the loan agreement. The balance of any remaining principal and interest is due 30 years from the date of the loan agreement. As collateral for the borrowing, the Company granted the SBA a security interest in substantially all assets of the Company.

On February 25, 2021, the Company entered into a secondary promissory note, or the Second PPP Note, with Pacific Western Bank, evidencing an unsecured loan, or the Second Loan, in the amount of $263,000 made to the Company under the PPP. Under the PPP, the proceeds of the Second Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments, or the Qualifying Expenses. The Company intends to use the entire Second Loan amount for Qualifying Expenses under the PPP. Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of Qualifying Expenses and the Company maintaining its payroll levels over certain required thresholds under the PPP. The terms of any forgiveness also may be subject to further requirements in any regulations and guidelines the SBA may adopt. No assurance can be provided that the Company will obtain forgiveness of the Second Loan in whole or in part.

The interest rate on the Second Loan is 1.0% per annum. The Second PPP Note matures on February 25, 2023. On September 1, 2021 and on the first day of each month thereafter until February 1, 2023, the Company must make monthly payments of $14,727 under the Second Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Second PPP Note contains events of default and other conditions customary for a note of this type. As of March 31, 2021, the current portion of the Second Loan due within the next 12 months amounted to $100,676.  The Company plans to apply for full forgiveness of the Second PPP Note.

Future scheduled maturities of long-term debt are as follows.

Year Ending December 31,

2021	$232,001
2022	750,217
2023	32,822
2024	3,285
2025	3,416
Thereafter	145,789
Total	$1,167,530

The aggregate current portion of long-term debt as of March 31, 2021 amounted to $232,001, which represents the contractual principal payments due during the remainder of 2021.

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

Effective April 3, 2020, the Company granted 500,000 of restricted shares of its common stock to a consultant for services as an advisory board member, with 250,000 shares vesting immediately and the remainder vesting in four equal quarterly installments commencing on July 1, 2020. During 2020, the Company recorded $10,768 of share-based compensation expense. The arrangement was terminated on July 17, 2020, and the unvested portion of the restricted stock grant of 187,500 shares were forfeited.

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

Effective October 13, 2020, the Company and the holder of its $500,000 promissory note payable issued on September 10, 2019 (see Note 5) reached an agreement whereby the Company agreed to issue 1,650,000 shares of its common stock with a value of $82,500 to the noteholder as payment of $41,192 of accrued interest on the promissory note.  This resulted in a loss on extinguishment of debt of $41,308 in 2020.  The common shares were issued on January 2, 2021 and are reflected as common shares issuable as of December 31, 2020.

In December 2020, the Company received $410,000 in cash in respect of a sale of an aggregate total of 10,250,000 shares of its common stock for proceeds of $420,000.  The Company received the remaining $10,000 for the sale in January 2021 and the common shares were issued in January 2021.  The Company has reflected the $410,000 received in common shares issuable in the statement of shareholders equity.

In January 2021, the Company issued 12,150,000 shares of common stock, of which 11,900,000 were issuable on December 31, 2020 and 250,000 were sold in 2021 for $10,000.

In March 2021, the Company issued 1,750,000 shares of common stock in exchange for $105,000 of interest accrued to Emerging Growth as a result of holding the Series B Preferred stock. The fair value of the shares was $157,500 and the Company recognized a loss on extinguishment of debt in the amount of $52,500.

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

For the three months ended March 31, 2021 and 2020, the Company incurred $60,000 and $60,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the three months ended March 31, 2021.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at December 31, 2020	5,256,944	$0.33	3.56
Forfeited	(69,444)	0.45
Outstanding at March 31, 2021	5,187,500	$0.33	3.36

Vested and expected to vest
at March 31, 2021	5,187,500	$0.33	3.36

Exercisable at March 31, 2020	5,187,500	$0.33	3.36

As of March 31, 2021, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 22,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares.  The Plan expired on December 14, 2016.

The following summarizes the Company’s stock option activity for the three months ended March 31, 2021.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life Years)

Outstanding at December 31, 2020	3,160,000	$0.33	1.44
Granted/forfeited/cancelled	-
Outstanding at March 31, 2021	3,160,000	$0.33	1.19

Vested and expected to vest
at March 31, 2021	3,160,000	$0.33	1.19

Exercisable at March 31, 2021	3,160,000	$0.33	1.19

As of March 31, 2021, all outstanding options were fully vested and there is no remaining unrecorded compensation expense.

NOTE 6: COMMITMENTS AND CONTINGENCIES

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

On March 30, 2021, the Company entered into a new lease with Emerging Growth, which will take the place of the old lease effective April 1, 2021. The lease provides for payments of $4,500 per month, and has a term of three years. Starting on April 1, 2021, the Company will present this lease in accordance with ASC 842, Leases. The present value of the future lease payments is $144,560, which will be recorded as a lease liability and a right-to-use asset on the Company’s balance sheet.

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

NOTE 7: SUBSEQUENT EVENTS

On April 1, 2021, the Company commenced a new lease for its office space in Whitefish, Montana. The lease has a three-year term and initial payments of $4,500 per month. On that date, the Company will record a right-to-use asset and related lease liability of $144,960 to be amortized over the three-year term of the lease.

Effective May 14, 2021, the Company and the holder of its $500,000 promissory note issued on September 10, 2019 (see Note 4) reached an agreement whereby the noteholder and the Company agreed to extend the maturity date of the note from September 30, 2022 to September 30, 2024. In connection with the extension, the Company agreed to issue 2 million shares of its common stock to the noteholder in lieu of $40,000 of interest accrued and accruing on the promissory note through December 31, 2021.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We own and operate a cannabis industry focused sponsored content and marketing business, or the CFN Business. Our ongoing operations currently consist primarily of the CFN Business and we will continue to pursue strategic transactions and opportunities.  We are currently in the process of launching an e-commerce network focused on the sale of general wellness CBD products.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following are the results of our operations for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

	For the Three Months Ended
	March 31, 2021	March 31, 2020	Change

Net revenues	$207,632	$112,267	$95,375
Cost of revenue	127,627	224,164	(96,537)
Gross profit (loss)	80,015	(111,897)	191,912

Operating expenses:
Selling, general and administrative	330,031	194,981	135,050
Total operating expenses	330,031	194,981	135,050

Loss from operations	(250,016)	(306,878)	56,892

Other income (expense):
Loss on extinguishment of debt	(52,500)	-	(52,500)
Interest expense	(14,190)	(11,463)	(2,727)
Interest income	2	10	(8)
Total other income (expense)	(66,687)	(11,453)	(55,234)

Net loss before provision for income taxes	(316,703)	(318,331)	1,628
Provision for income taxes	-	-	-
Net loss	$(316,703)	$(318,331)	$1,628

Net Revenues

The Company’s revenues are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. The Company offers different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity.

During the three months ended March 31, 2021, the Company started fourteen new campaigns, compared with five during the same period in 2020. These campaigns have a value of $432,500 which will be recognized as revenue over the next three to six months. In 2020, the cumulative value of campaigns begun in the first three months was $117,500 with much of the revenue recognized during the first quarter of 2020 attributable to the final stages of campaigns started in previous quarters.

Cost of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. In 2020, the contracts required more production services and related labor than the contracts in 2021. As a result, the cost of revenue in 2021 was lower as a percentage of the revenue recognized during the quarter.

Operating Expenses

Our operating expenses for the three months ended March 31, 2021 were higher than those in the corresponding three months in 2020 due largely to professional service fees related to the audit and filing of our Form 10-K for the year ended December 31, 2020. For the year ended December 31, 2019, we did not incur these fees until the second quarter of 2020.

Other Income/Expense

Other expenses increased during the first three months of 2021 due to the loss on extinguishment of debt we incurred as we issued common stock in payment of interest payable to our Preferred stockholders. We did not have a similar loss during the three months ended March 31, 2020.

Liquidity, Capital Resources and Going Concern

On May 6, 2020, we received $263,000 in the form of a loan from the PPP, as well $150,000 in proceeds from a loan with the SBA on June 24, 2020. We also received a second PPP loan of $263,000 on February 25, 2021. Our plan to continue as a going concern includes raising additional capital in the form of debt or equity, growing the business acquired under the Emerging Growth Agreement and managing and reducing operating and overhead costs. We cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows used in operating activities	$(230,160)	$(27,992)
Cash flows provided by (used in) investing activities	$(35,000)	$-
Cash flows provided by (used in) financing activities	$273,000	$(30,000)

As of March 31, 2021, we had unrestricted cash of $167,956.

Net cash used in operating activities was $230,160 during the three months ended March 31, 2021, compared to cash used in operating activities of $27,992 during the same period in 2020. The cash used in operating activities in 2021 was primarily the result of the net loss during the period, after adding back the noncash loss on extinguishment of debt. During the three months ended March 31, 2020, the cash expended in the net loss of $318,331 was offset by allowing the payables to age longer and collecting the receivables faster.

Net cash used in investing activities during the three months ended March 31, 2020 was due to a new investment in a marketing startup.

Net cash provided by financing activities during the three months ended March 31, 2021 of $273,000 was the result of proceeds from a second PPP loan of $263,000 and the sale of common stock for $10,000. The cash used in financing activities in 2020 was due to an interest payment to Preferred shareholders.

Description of Indebtedness

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. Outstanding principal on the note is due in full on September 30, 2022.

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants expire on September 10, 2024 and are fully vested upon issuance. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,469 and $1,463 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the net book value of the promissory note amounted to $491,530 including the principal amount outstanding of $500,000 net of the remaining discount of $8,470.

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

The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. On December 1, 2020 and on the first day of each month thereafter until May 1, 2022, the Company must make monthly payments of $14,727 under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Note contains events of default and other conditions customary for a Note of this type. As of March 31, 2021, the current portion of the Loan due within the next 12 months amounted to $188,249.  The Company has applied for full forgiveness of the amounts due under the Note.

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

On February 25, 2021, the Company entered into a secondary promissory note, or the Second PPP Note, with Pacific Western Bank, evidencing an unsecured loan, or the Second Loan, in the amount of $263,000 made to the Company under the PPP. Under the PPP, the proceeds of the Second Loan may be used to pay payroll and make certain covered interest payments, lease payments and utility payments, or the Qualifying Expenses. The Company intends to use the entire Second Loan amount for Qualifying Expenses under the PPP. Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of the loan granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of the loan proceeds for payment of Qualifying Expenses and the Company maintaining its payroll levels over certain required thresholds under the PPP. The terms of any forgiveness also may be subject to further requirements in any regulations and guidelines the SBA may adopt. No assurance can be provided that the Company will obtain forgiveness of the Second Loan in whole or in part.

The interest rate on the Second Loan is 1.0% per annum. The Second PPP Note matures on February 25, 2023. On September 1, 2021 and on the first day of each month thereafter until February 1, 2023, the Company must make monthly payments of $14,727 under the Second Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Second PPP Note contains events of default and other conditions customary for a note of this type. As of March 31, 2021, the current portion of the Second Loan due within the next 12 months amounted to $100,676.  The Company plans to apply for full forgiveness of the Second PPP Note.

Future scheduled maturities of long-term debt are as follows.

Year Ending December 31,

2021	$232,001
2022	750,217
2023	32,822
2024	3,285
2025	3,416
Thereafter	145,789
Total	$1,167,530

The aggregate current portion of long-term debt as of March 31, 2021 amounted to $232,001, which represents the contractual principal payments due during the remainder of 2021.

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

Other outstanding obligations at March 31, 2021

Warrants

As of March 31, 2021, 5,187,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of March 31, 2021, 3,160,000 shares of our common stock are issuable pursuant to the exercise of options.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

Item 5. Other Information

Given the timing of events, the following information is included in this Form 10-Q pursuant to Item 1.01 “Entry into a Material Definitive Agreement,” and Item 3.02 “Unregistered Sales of Equity Securities” of Form 8-K in lieu of filing a Form 8-K.

Effective May 14, 2021, the Company and the holder of its $500,000 promissory note issued on September 10, 2019 (see Note 4) reached an agreement whereby the noteholder and the Company agreed to extend the maturity date of the note from September 30, 2022 to September 30, 2024. In connection with the extension, the Company agreed to issue 2 million shares of its common stock to the noteholder in lieu of $40,000 of interest accrued and accruing on the promissory note through December 31, 2021. The shares were issued under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as not involving a public offering.

Item 6.  Exhibits

10.1	Form of Securities Purchase Agreement dated January 6, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

10.2

Common Stock and Common Unit Investment Agreement among CFN Enterprises Inc., Innovation Labs Ltd. And Innovation Shares LLC (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

10.3	Form of Promissory Note issued on February 8, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

10.4	Lease Agreement dated March 30, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: May 17, 2021	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)