Form 10-Q
period 2021-06-30
CFN Enterprises Inc.
filed 2021-08-23
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 23, 2021 was 121,192,209.

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

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets

Current assets
Cash	$ 66,234	$ 160,115
Restricted cash	20,010	20,000
Accounts receivable, net	71,890	9,000
Inventory	58,140	39,017
Marketable Securities	100,595	-
Prepaid expenses and other current assets	14,500	14,500
Total current assets	331,369	242,632

Other assets
Investments, at cost	200,000	200,000
Right of Use Asset	170,451	-
Property and equipment	6,701	7,845
Total other assets	377,152	207,845
Total assets	$ 708,521	$ 450,477

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$ 1,061,059	$ 946,846
Deferred revenues	89,608	25,815
Current portion of notes payable	13,996	188,249
Current portion of right of use liability	38,686	-
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	1,283,172	1,240,733
Right of Use Liability	131,866	-
Long-term note payable, net of current portion and discounts	1,154,292	714,812
Total liabilities	2,569,330	1,955,545

Commitments and contingencies

Stockholders' deficit
Series A Preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1	1
Series B Preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 120,692,209 and 104,792,209 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	120,692	104,792
Common stock issuable	50,000	492,500
Additional paid-in capital	35,085,938	34,281,838
Accumulated deficit	(37,127,691)	(36,384,202)
Total stockholders' deficit	(1,871,053)	(1,505,068)
Non-controlling interest	10,248	-
Total stockholders’ deficit	(1,860,809)	(1,505,068)
Total liabilities and stockholders' deficit	$ 708,521	$ 450,477

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net revenues	$ 291,126	$ 82,435	$ 502,976	$ 194,702
Cost of revenue	90,519	61,105	218,984	285,269
Gross profit (loss)	200,607	21,330	283,992	(90,567)

Operating expenses:
Selling, general and administrative	340,495	404,689	703,902	599,670
Total operating expenses	340,495	404,689	703,902	599,670

Loss from operations	(139,888)	(383,359)	(419,910)	(690,237)

Other income (expense):
Loss on extinguishment of debt	(120,000)	-	(172,500)	-
Unrealized gain (loss) on marketable securities	8,420	-	8,420	-
Interest expense	(16,478)	(13,032)	(30,668)	(24,495)
Interest income	5	5	7	15
Total other expense	(128,053)	(13,027)	(194,741)	(24,480)

Net loss before provision for income taxes	(267,941)	(396,386)	(614,651)	(714,717)
Provision for income taxes	-	-	-	-
Net loss	$ (267,941)	$ (396,386)	$ (614,651)	$ (714,717)
Preferred stock interest	(60,000)	(60,000)	(120,000)	(120,000)
Net loss after preferred stock interest	$ (327,941)	$ (456,386)	$ (734,651)	$ (834,717)
Net income attributable to non-controlling interest	(23,839)	-	(8,838)	-
Net loss available to common shareholders	$ (351,780)	$ (456,386)	$ (743,489)	$ (834,717)

Net loss per share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding, basic and diluted	118,933,305	99,921,467	110,504,367	99,801,256

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Non-controlling	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interest	Income	`	Total

Balance, December 31, 2019	500	$ 1	3,000	$ 3	99,679,709	$ 99,679	$ -	$ 34,031,326	$ (34,721,149)	$ -	$ (83,473)		$ (673,613)
Preferred stock interest	-	-	-	-	-	-		-	(60,000)		-		(60,000)
Net loss	-	-	-	-	-	-		-	(318,331)		-		(318,331)
Foreign currency translation	-	-	-	-	-	-		-	-	-	(456)		(456)
Balance, March 31, 2020	500	$ 1	3,000	$ 3	99,679,709	$ 99,679	$ -	$ 34,031,326	$ (35,099,480)	$ -	$ (83,929)		$ (1,052,400)

Share based compensation	-	-	-	-	250,000	250		4,607	-	-	-		4,857
Preferred stock interest	-	-	-	-	-	-		-	(60,000)	-	-		(60,000)
Net loss	-	-	-	-	-	-		-	(396,386)	-	-		(396,386)
Balance, June 30, 2020	500	$ 1	3,000	$ 3	99,929,709	$ 99,929	$ -	$ 34,035,933	$ (35,555,866)	$ -	$ (83,929)		$ (1,503,929)

Balance, December 31, 2020	500	$ 1	3,000	$ 3	104,792,209	$ 104,792	$ 492,500	$ 34,281,838	$ (36,384,202)	$ -	$ -		$ (1,505,068)
Issuance of common stock	-	-	-	-	12,150,000	12,150	(492,500)	490,350	-	-	-		10,000
Shares issued as payment for accrued interest	-	-	-	-	1,750,000	1,750	-	155,750	-	-	-		157,500
Non-controlling interest contribution										1,410			1,410
Preferred stock interest	-	-	-	-	-	-	-	-	(60,000)	-	-		(60,000)
Net loss	-	-	-	-	-	-	-	-	(331,709)	(15,001)	-		(346,710)
Balance, March 31, 2021	500	$ 1	3,000	$ 3	118,692,209	$ 118,692	$ -	$ 34,927,938	$ (36,775,911)	$ (13,591)	$ -		$ (1,742,867)
Issuance of common stock	-	-	-	-	2,000,000	2,000	-	158,000	-	-	-		160,000
Shares issued as payment for accrued interest	-	-	-	-	-	-	50,000	-	-	-	-		50,000
Preferred stock interest	-	-	-	-	-	-	-	-	(60,000)		-		(60,000)
Net loss	-	-	-	-	-	-	-	-	(291,780)	23,839	-		(267,941)
Balance, June 30, 2021	500	$ 1	3,000	$ 3	120,692,209	$ 121,192	$ -	$ 35,135,438	$ (37,127,691)	$ (10,248)	$ -		$ (1,860,809)

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2021	June 30, 2020

Cash flows from operating activities
Net loss	$ (614,651)	$ (714,717)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,144	699
Loss on extinguishment of debt	172,500	4,857
Amortization of deferred financing cost	2,227	2,926
Provision for bad debt	-	20,000
Unrealized loss on marketable securities	(8,420)	-
Amortization of right of use asset	10,683	-
Non-controlling interest	1,410

Changes in operating assets and liabilities:
Accounts receivable	(62,890)	25,193
Inventory	(19,123)	-
Prepaid expenses and other current assets	-	(528)
Accounts payable and accrued expenses	139,314	496,023
Right of use liability	(10,582)	-
Deferred revenue	(28,382)	31,378

Net cash used in operating activities of continuing operations	(416,871)	(134,169)
Net cash used in operating activities of discontinued operations	-	(4,129)
Net cash used in operating activities	(416,871)	(138,298)

Cash flows from investing activities
Net cash provided by investing activities	-	-

Cash flows from financing activities
Proceeds from sale of common stock	10,000	-
Proceeds from promissory note	263,000	413,000
Proceeds from warrant exercised	50,000	-
Payment of interest for preferred stock	-	(45,000)
Net cash provided by financing activities	323,000	368,000

Effect of exchange rate fluctuations on cash	-	(1,761)

Net change in cash and restricted cash	(93,871)	(227,941)
Cash and restricted cash, beginning of the period	180,115	107,727
Cash and restricted cash, end of the period	$ 86,244	$ 335,668

Supplemental disclosure of cash flow information:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Supplemental disclosure of non-cash investing and financing information:
Accrual of preferred stock interest	$ 120,000	$ 75,000
Issuance of common stock sold in previous year	$ 492,500	$ -
Addition of Right of Use Asset	$ 181,134	$ -
Investments received for services	$ 92,175	$ -
Issuance of common stock for payment of accrued interest and Note extension	$ 317,500	$ -

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION, GOING CONCERN AND BASIS OF PRESENTATION

Organization

CFN Enterprises Inc., formerly known as Accelerize Inc., or the Company, is a Delaware corporation incorporated on November 22, 2005. Effective October 22, 2019, the Company filed a certificate of amendment to its certificate of incorporation with the Secretary of State of the State of Delaware to change its corporate name to CFN Enterprises Inc.

On May 15, 2019, the Company entered into an asset purchase agreement or the Emerging Growth Agreement with Emerging Growth, LLC, or the Seller or Emerging Growth, pursuant to which the Company acquired certain assets from the Seller related to its sponsored content and marketing business for a purchase price consideration consisting of $420,000 in cash, 30,000,000 shares of the Company’s common stock, and 3,000 shares of Series B preferred stock with a total stated value of $3,000,000 which bears interest at 6% per annum and is convertible into the Company’s common stock at a conversion price to be mutually agreed in the future, without voting rights or a liquidation preference except with respect to default interest.  The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. The closing of the purchase of the assets pursuant to the Emerging Growth Agreement occurred on June 20, 2019.

The Company’s operations consist of the sponsored content and marketing business from the assets acquired pursuant to the Emerging Growth Agreement.

On January 22, 2021, the Company invested $35,000 in a new joint venture focused on sponsored content and marketing called East West Asset Management or East West. East West was formed as a Limited Liability Company in the State of Nevada on November 13, 2020. CFN owns 50% of the entity and one of its officers holds the title of Member Manager in East West. The Company has concluded that East West is a variable interest entity in accordance with applicable accounting standards and guidance. As such, the accounts and results of East West have been included in the Company’s condensed consolidated financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $951,803 and an accumulated deficit of $37,127,691 as of June 30, 2021.  The Company also had a net loss of $743,489 for the six months ended June 30, 2021.

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

COVID-19

The outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations.  Our main customer market suffered its worst decline, decreasing our revenue.  Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus disrupted the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance.  We took steps to diversify our revenue model by creating our CBD ecommerce business which has higher margins during the second half of 2020 and reduce our costs.  The extent to which COVID-19 will impact our business and our consolidated financial results further will depend on future developments which are highly uncertain and cannot be predicted at this time, but may result in a material adverse impact on our business, results of operations and financial condition.

Basis of Presentation and principles of consolidation

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019, which are included in the Company’s December 31, 2020 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 31, 2021.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended June 30, 2021 are not necessarily indicative of results for the entire year ending December 31, 2021.

During the period, the Company concluded that East West is a variable interest entity in accordance with applicable accounting standards and guidance. As such, the accounts and results of East West have been included in the Company’s condensed consolidated financial statements.

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

Segment Reporting

The Company’s sponsored content and marketing business acquired from Emerging Growth in June 2019 has historically been its one reportable segment.  In late 2020, the Company launched an e-commerce network focused on the sale of general wellness CBD products.  As of June 30, 2021, sales of these products and the operating activities associated with the e-commerce business have not been significant.  However, management expects this e-commerce business to eventually become a reportable segment under GAAP as the business grows and the activity becomes more significant.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. At June 30, 2021, the Company had a restricted cash balance of $20,010 included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of June 30, 2021 and December 31, 2020 amounted to $183,750 and $183,750, respectively.

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

During the first quarter of 2021, the Company began offering customers of its East West Venture who purchase services the option to pay the contract price in securities issued by the Customer which could be a common stock, preferred stock or convertible debentures. In accordance with ASC 606 - Revenue Recognition, the Company will value the shares received at the fair market value of the date the contract is executed.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended June 30, 2021 and 2020 amounted to $24,315 and $21,349, respectively. Advertising expenses for the six months ended June 30, 2021 and 2020 amounted to $33,344 and $69,315, respectively.

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

For interim periods, the Company uses the effective income tax rate method resulting in zero income tax for the six months ended June 30, 2021 and 2020.

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

There were no impairment charges recorded related to investments during the six months ended June 30, 2021.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of June 30, 2021, the Company had 3,160,000 outstanding stock options and 4,687,500 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As of June 30, 2020, the Company had 3,160,000 outstanding stock options and 7,543,944 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases (“Topic 842”) using the modified retrospective method. This accounting standard requires a lessee to recognize an asset and liability for most leases on its balance sheet. Upon adoption, right-of-use (ROU) assets and lease liabilities for operating leases were recorded in the amount of $181,134 and $181,134, respectively

The Company elected the practical expedient method permitted under the transition guidance, which allows a carryforward of historical lease classification, the assessment on whether a contract was or contains a lease, and the initial direct costs for any leases that existed prior to July 1, 2019. The Company also elected to recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

Under Topic 842, the Company determines if an arrangement is a lease at inception. ROU assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement and leases with an initial term of 12 months or less are not included in lease liabilities or ROU asset. As most leases do not provide an implicit rate, a rate which approximates the Company’s incremental borrowing rate is used, based on the information available at commencement date, in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred. Lease agreements generally do not contain residual value guarantees or restrictive covenants. Over the lease term, the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized in a manner that results in straight-line expense recognition.

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Computer equipment and software	$ 12,546	$ 12,546
Furniture and equipment	2,227	2,227
	14,773	14,773
Less: accumulated depreciation	(8,072)	(6,928)
	$ 6,701	$ 7,845

Depreciation expense for the six months ended June 30, 2021 and 2020 amounted to $1,144 and $699, respectively. Depreciation expense for the three months ended June 30, 2021 and 2020 amounted to $572 and $350, respectively.

NOTE 4: MARKETABLE SECURITIES

During the first quarter of 2021, the Company began offering customers of its East West Venture who purchase services the option to pay the contract price in securities issued by the Customer which could be a common stock, preferred stock or convertible debentures. In accordance with ASC 606 - Revenue Recognition, the Company will value the shares received at the fair market value of the date the contract is executed. The shares received will be accounted for in accordance with ASC 320 – Investments – Debt and Equity Securities, as such the shares will be classified as available-for-sale securities and will be measured at each reporting period at fair value with the unrealized gain or (loss) as a component of other income (expense). Upon the sale of the shares, the Company will record the gain or (loss) in the consolidated statement of operations as a component of net income (loss).

	June 30, 2021	Common Stock
Balances at beginning of year	$ -	$ -
Additions	92,175	92,175
Sale of marketable securities	-	-
Change in fair value	8,420	8,420
Balances at period end	$ 100,595	$ 100,595

The Company accounts for its investments in equity securities in accordance with ASC 321-10 Investments - Equity Securities. The equity securities may be classified into two categories and accounted for as follows:

•Equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income, the fair value of equity investments with fair values is primarily obtained from third-party pricing services.

•Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. Any dividends received are recorded in interest income. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value Measurement to evaluate the observed transaction(s) and adjust the fair value of the equity investment

NOTE 5: FAIR VALUE OF FINANCIAL INSRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company considers marketable securities quoted on the NASDAQ, Canadian Stock Exchange and OTC Pink sheets and then discounts the value after considering Rule 144 restrictions and market liquidity to be fair valued with Level 1 inputs. The Company had the following financial assets of June 30, 2021:

	Balance as of March 31, 2021	Significant Unobservable Inputs (Level 1)	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Securities	$100,595	$100,595	$-	$-
Total Assets	$100,595	$100,595	$-	$-

NOTE 6: NOTES PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. In May 2021, the Company and the holder of the promissory note reached an agreement to extend the maturity date of the note from September 30, 2022 to September 30, 2024. In connection with the extension, the Company issued 2,000,000 shares of its common stock to the noteholder in lieu of $40,000 of interest accrued and accruing on the promissory note through December 31, 2021.

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000.

The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $2,948 and $2,926 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the net book value of the promissory note amounted to $493,019 including the principal amount outstanding of $500,000 net of the remaining discount of $6,981.

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

The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. On December 1, 2021 and on the first day of each month thereafter until May 1, 2023, the Company must make monthly payments of $14,727 under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Note contains events of default and other conditions customary for a Note of this type. As of June 30, 2021, the current portion of the Loan due within the next 12 months amounted to $103,089.  The Company has applied for full forgiveness of the amounts due under the Note.

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

The interest rate on the Second Loan is 1.0% per annum. The Second PPP Note matures on February 25, 2023. On September 1, 2022 and on the first day of each month thereafter until February 1, 2024, the Company must make monthly payments of $14,727 under the Second Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Second PPP Note contains events of default and other conditions customary for a note of this type. As of June 30, 2021, the current portion of the Second Loan due within the next 12 months amounted to $0.  The Company plans to apply for full forgiveness of the Second PPP Note.

Future scheduled maturities of long-term debt are as follows.

Year Ending December 31,

2021	$13,996
2022	235,632
2023	250,535
2024	530,653
2025	3,416
Thereafter	134,056
Total	$1,168,288

The aggregate current portion of long-term debt as of June 30, 2021 amounted to $13,996, which represents the contractual principal payments due during the remainder of 2021.

NOTE 7: STOCKHOLDERS’ DEFICIT

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

In May 2021, in connection with the maturity extension of the $500,000 promissory note (Note 4), the Company issued 2,000,000 shares of its common stock to the noteholder in lieu of $40,000 of interest accrued and accruing on the promissory note through December 31, 2021. The fair value of the shares was $160,000 and the Company recognized a loss on extinguishment of debt in the amount of $120,000.

In June 2021, the Company received $50,000 in cash in respect to an exercise of warrants by a Note holder. The Company has reflected the $50,000 received in common shares issuable in the statement of stockholder’s equity as the Company issued 500,000 shares of common stock on July 7, 2021.

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

For the six months ended June 30, 2021 and 2020, the Company incurred $120,000 and $120,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the six months ended June 30, 2021.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at December 31, 2020	5,256,944	$ 0.33	3.56
Forfeited	(69,444)	0.45
Exercised	(500,000)	0.10
Outstanding at June 30, 2021	4,687,500	$ 0.33	3.36

Vested and expected to vest
at June 30, 2021	4,687,500	$ 0.33	3.36

Exercisable at June 30, 2020	4,687,500	$ 0.33	3.36

As of June 30, 2021, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 22,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares.  The Plan expired on December 14, 2016.

The following summarizes the Company’s stock option activity for the six months ended June 30, 2021.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life Years)

Outstanding at December 31, 2020	3,160,000	$ 0.33	1.44
Granted/forfeited/cancelled	-
Outstanding at June 30, 2021	3,160,000	$ 0.33	.94

Vested and expected to vest
at June 30, 2021	3,160,000	$ 0.33	.94

Exercisable at June 30, 2021	3,160,000	$ 0.33	.94

As of June 30, 2021, all outstanding options were fully vested and there is no remaining unrecorded compensation expense.

NOTE 8: COMMITMENTS AND CONTINGENCIES

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

On March 30, 2021, the Company entered into a new lease with Emerging Growth, which took the place of the old lease effective April 1, 2021. The lease provides for payments of $4,500 per month and has a term of three years and contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases maturing as of June 30:

Operating Leases
2021	$40,500
2022	54,000
2023	54,000
2024	55,215
Thereafter	1,935
Total minimum lease payments including interest	205,650
Less: Amounts representing interest	(35,097)
Present value of minimum lease payments	170,552
Less: Current portion of lease liabilities	(38,686)
Non-current portion of lease liabilities	$131,866

Cash payments on lease liabilities	$217,620
Weighted average remaining lease term	4 year
Weighted average discount rate	10%

NOTE 10: SUBSEQUENT EVENTS

On August 23, 2021, the Company entered into Securities Purchase Agreements with CNP Operating, LLC, a Colorado limited liability company, or CNP Operating, and the owners of all of the equity interests of CNP Operating, or the Owners, whereby the Company will acquire 100% of CNP Operating from the Owners in exchange for an aggregate of 354 million shares of Company common stock. CNP Operating is a manufacturer and supplier of rare cannabinoids. The securities to be issued by the Company will be issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. The closing of the transaction is subject to satisfaction or waiver of certain customary closing conditions, including the delivery of certain other agreements and consents.

On August 20, 2021, the Company and Frank Lane, President of the Company’s CFN Media business, mutually agreed to terminate the employment agreement between them, dated June 21, 2019, ending Mr. Lane’s status an executive officer of the Company. Mr. Lane will remain employed by the Company in a position to be determined on terms to be agreed.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

The following are the results of our operations for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020:

	For the Three Months Ended
	June 30, 2021	June 30, 2020	Change

Net revenues	$ 291,126	$ 82,435	$ 208,691
Cost of revenue	90,519	61,105	29,414
Gross profit	200,607	21,330	179,277

Operating expenses:
Selling, general and administrative	340,495	404,689	(64,194)
Total operating expenses	340,495	404,689	(64,194)

Loss from operations	(139,888)	(383,359)	243,471

Other income (expense):
Loss on extinguishment of debt	(120,000)	-	(120,000)
Unrealized loss on investments	8,420	-	8,420
Interest expense	(16,478)	(13,032)	(3,446)
Interest income	5	5	-
Total other income (expense)	(128,054)	(13,027)	(128,446)

Net loss before provision for income taxes	(267,941)	(396,386)	128,445
Provision for income taxes	-	-	-
Net loss	$ (267,941)	$ (396,386)	$ 128,445

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

During the three months ended June 30, 2021, the Company started seven new campaigns, compared with five during the same period in 2020. These campaigns have a value of $120,000 which will be recognized as revenue over the next three to six months. In 2020, the cumulative value of campaigns begun during the same period was $117,500 with much of the revenue recognized during the first quarter of 2020 attributable to the final stages of campaigns started in previous quarters.

Cost of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. In 2021, the contracts required more production services and related labor than the contracts in 2020. As a result, the cost of revenue in 2021 was higher as a percentage of the revenue recognized during the quarter.

Operating Expenses

The Company’s operating expenses for the three months ended June 30, 2021 were lower than those in the corresponding three months in 2020 due largely to lower professional fees related to the audit and filing of the Company’s Form 10-K for the year ended December 31, 2020.

Other Income/Expense

Other expenses increased during the three months ended June 30, 2021 due to the loss on extinguishment of debt the Company incurred as it issued common stock in payment of interest payable and extension of the maturity date on a note payable. In addition, the investments received by East West for services were marked to market and resulted in an unrealized loss for the period. The Company did not have a similar loss during the three months ended June 30, 2020.

Results of Operations for the Six Months Ended June 30, 2021 and 2020

The following are the results of our operations for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020:

	For the Six Months Ended
	June 30, 2021	June 30, 2020	Change

Net revenues	$ 502,976	$ 194,702	$ 482,133
Cost of revenue	218,984	285,269	(66,285)
Gross profit (loss)	283,992	(90,567)	548,418

Operating expenses:
Selling, general and administrative	703,902	599,670	104,232
Total operating expenses	703,902	599,670	104,232

Loss from operations	(419,910)	(690,237)	444,186

Other income (expense):
Loss on extinguishment of debt	(172,500)	-	(172,500)
Unrealized loss on investments	8,420	-	(360,280)
Interest expense	(30,668)	(24,495)	(6,173)
Interest income	7	15	(8)
Total other income (expense)	(194,741)	(24,480)	(538,961)

Net loss before provision for income taxes	(614,651)	(714,717)	(94,775)
Provision for income taxes	-	-	-
Net loss	$ (614,651)	$ (714,717)	$ (94,775)

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

During the six months ended June 30, 2021, the Company started twenty new campaigns, compared with five during the same period in 2020. These campaigns have a value of $561,400 which will be recognized as revenue over the next three to six months. In 2020, the cumulative value of campaigns begun in the first six months was $117,500 with much of the revenue recognized during the first quarter of 2020 attributable to the final stages of campaigns started in previous quarters.

Cost of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. In 2020, the contracts required more production services and related labor than the contracts in 2021. As a result, the cost of revenue in 2021 was lower as a percentage of the revenue recognized during the quarter.

Operating Expenses

The Company operating expenses for the six months ended June 30, 2021 were higher than those in the corresponding six months in 2020 due largely to professional service fees related to the audit and filing of the Company’s Form 10-K for the year ended December 31, 2020. For the year ended December 31, 2019, the Company did not incur these fees until the second quarter of 2020.

Other Income/Expense

Other expenses increased during the six months ended June 30, 2021 due to the loss on extinguishment of debt the Company incurred as it issued common stock in payment of interest payable and extension of the maturity date on a note payable. In addition, the investments received by East West for services were marked to market and resulted in an unrealized loss for the period. The Company did not have a similar loss during the six months ended June 30, 2020.

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

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2021 and 2020.

Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows (used in) operating activities	$ (416,871)	$ (138,298)
Cash flows provided by investing activities	$ -	$ -
Cash flows provided by financing activities	$ 323,000	$ 368,000

As of June 30, 2021, we had unrestricted cash of $66,234.

Net cash provided by operating activities was $416,871 during the six months ended June 30, 2021, compared to cash used in operating activities of $138,298 during the same period in 2020.

Net cash provided by financing activities during the six months ended June 30, 2021 of $323,000 was the result of proceeds from a second PPP loan of $263,000, the sale of common stock for $10,000 and the exercise of $50,000 of warrants. In 2020 net cash provided from investing activities related of $368,000 was the result of proceeds from notes payable of $413,000, offset by the payment of preferred stock interest of $45,000.

Description of Indebtedness

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. In May 2021, the Company and the holder the promissory note reached an agreement to extend the maturity date of the note from September 30, 2022 to September 30, 2024. In connection with the extension, the Company agreed to issue 2,000,000 shares of its common stock to the noteholder in lieu of $40,000 of interest accrued and accruing on the promissory note through December 31, 2021.

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000.

The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $2,948 and $2,926 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the net book value of the promissory note amounted to $493,019 including the principal amount outstanding of $500,000 net of the remaining discount of $6,981.

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

The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. On December 1, 2021 and on the first day of each month thereafter until May 1, 2023, the Company must make monthly payments of $14,727 under the Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Note contains events of default and other conditions customary for a Note of this type. As of June 30, 2021, the current portion of the Loan due within the next 12 months amounted to $103,089.  The Company has applied for full forgiveness of the amounts due under the Note.

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

The interest rate on the Second Loan is 1.0% per annum. The Second PPP Note matures on February 25, 2023. On September 1, 2022 and on the first day of each month thereafter until February 1, 2024, the Company must make monthly payments of $14,727 under the Second Loan that is not forgiven in accordance with the terms of the PPP and related accrued interest thereon. The Second PPP Note contains events of default and other conditions customary for a note of this type. As of June 30, 2021, the current portion of the Second Loan due within the next 12 months amounted to $0.  The Company plans to apply for full forgiveness of the Second PPP Note.

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

Other outstanding obligations at June 30, 2021

Warrants

As of June 30, 2021, 4,687,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of June 30, 2021, 3,160,000 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

COVID-19

The outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations.  Our main customer market suffered its worst decline, decreasing our revenue.  Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus disrupted the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance.  We took steps to diversify our revenue model by creating our CBD ecommerce business which has higher margins during the second half of 2020 and reduce our costs.  The extent to which COVID-19 will impact our business and our consolidated financial results further will depend on future developments which are highly uncertain and cannot be predicted at this time, but may result in a material adverse impact on our business, results of operations and financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

Given the timing of the events, the following information is included in this Form 10-Q pursuant to Item 1.01 “Entry into a Material Definitive Agreement,” and Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers,” of Form 8-K in lieu of filing a Form 8-K.

Agreement with CNP Operating

On August 23, 2021, the Company entered into Securities Purchase Agreements with CNP Operating, LLC, a Colorado limited liability company, or CNP Operating, and the owners of all of the equity interests of CNP Operating, or the Owners, whereby the Company will acquire 100% of CNP Operating from the Owners in exchange for an aggregate of 354 million shares of Company common stock. CNP Operating is a manufacturer and supplier of rare cannabinoids. The securities to be issued by the Company will be issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. The closing of the transaction is subject to satisfaction or waiver of certain customary closing conditions, including the delivery of certain other agreements and consents.

The foregoing descriptions of the agreements and transactions do not purport to be complete and are qualified in their entirety by reference to the full text of the related agreements and documents, which will be filed by the Company in or prior to its next periodic report with the Securities and Exchange Commission. The representations and warranties of each party set forth in such agreements have been made solely for the benefit of the other party thereto for the purpose of allocating contractual risk between the parties and not for the purpose of establishing matters as to fact. In particular, the assertions embodied in the representations and warranties contained in the agreements (i) may have been qualified, modified, or excepted by confidential disclosures made to the other party for the purpose of allocation of contractual risk, (ii) are subject to materiality qualifications contained in the agreements which may differ from what may be viewed as material by investors and (iii) were made only as of the date of the agreements or such other date as is specified in the therein. Accordingly, the representations and warranties in the agreements should not be viewed or relied upon as characterizations of the actual state of facts about the parties thereto.

Employment Agreement of Frank Lane

On August 20, 2021, the Company and Frank Lane, President of the Company’s CFN Media business, mutually agreed to terminate the employment agreement between them, dated June 21, 2019, ending Mr. Lane’s status an executive officer of the Company. Mr. Lane will remain employed by the Company in a position to be determined on terms to be agreed.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: August 23, 2021	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)