Form 10-Q
period 2021-09-30
CFN Enterprises Inc.
filed 2021-11-22
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 19, 2021 was 475,192,209.

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

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets

Current assets
Cash	$181,725	$160,115
Restricted cash	20,012	20,000
Accounts receivable, net	475,160	9,000
Inventory	258,547	39,017
Marketable Securities	123,936	-
Prepaid expenses and other current assets	139,500	14,500
Total current assets	1,198,880	242,632

Other assets
Investments, at cost	200,000	200,000
Property and equipment	5,474,445	7,845
Goodwill	9,261,591	-
Right of Use Asset	748,566	-
Other Assets	20,431	-
Total other assets	15,705,033	207,845
Total assets	$16,903,913	$450,477

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$1,702,839	$220,039
Accrued expenses	1,924,682	726,807
Deferred revenues	41,963	25,815
Current portion of notes payable	2,043,555	188,249
Current portion of right of use liability	198,869	-
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	5,991,731	1,240,733

Right of Use Liability	509,303	-
Long-term note payable, net of current portion and discounts	2,070,220	714,812
Total liabilities	8,571,254	1,955,545

Commitments and contingencies

Stockholders' equity (deficit)
Series A Preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1	1
Series B Preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 475,192,209 and 104,792,209 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	475,192	104,792
Common stock issuable	-	492,500
Additional paid-in capital	45,401,438	34,281,838
Accumulated deficit	(37,580,345)	(36,384,202)
Total stockholders' equity (deficit)	8,296,289	(1,505,068)
Non-controlling interest	36,370	-
Total stockholders’ equity (deficit)	8,332,659	(1,505,068)
Total liabilities and stockholders' equity (deficit)	$16,903,913	$450,477

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net revenues	$948,254	$154,369	$1,451,230	$349,071
Cost of revenue	730,186	128,885	949,170	414,154
Gross profit (loss)	218,068	25,484	502,060	(65,083)

Operating expenses:
Selling, general and administrative	847,888	307,069	1,551,790	906,739
Total operating expenses	847,888	307,069	1,551,790	906,739

Loss from operations	(629,820)	(281,585)	(1,049,730)	(971,822)

Other (income) expense:
Loss on extinguishment of debt	-	(30,069)	(172,500)	(30,069)
Unrealized gain (loss) on marketable securities	23,341	-	31,761	-
SBA PPP loan forgiveness	263,000	10,000	263,000	10,000
Interest expense	(23,055)	(13,560)	(53,723)	(38,055)
Interest income	2	2	9	17
Total other (income) expense	263,288	(33,627)	(68,547)	(58,107)

Net loss from continued operations	(366,532)	(315,212)	(981,183)	(1,029,929)
Gain (Loss) from discontinued operations, net of tax	-	(80,422)	-	(80,422)
Net loss	$(366,532)	$(395,634)	$(981,183)	$(1,110,351)
Preferred stock interest	(60,000)	(60,000)	(180,000)	(180,000)
Net loss after preferred stock interest	$(426,532)	$(455,634)	$(1,161,183)	$(1,290,351)
Net income attributable to non-controlling interest	(26,122)	-	(34,960)	-
Net loss available to common shareholders	$(452,654)	$(455,634)	$(1,196,143)	$(1,290,351)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	137,047,395	102,808,921	130,315,311	100,814,828

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Common Stock	Additional Paid-in	Accumulated	Non-controlling	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount		Issuable	Capital	Deficit	Interest	Income	`	Total

Balance, December 31, 2019	500	$1	3,000	$3	99,679,709	$99,679		$-	$34,031,326	$(34,721,149)	$-	$(83,473)		$(673,613)
Preferred stock interest	-	-	-	-	-	-			-	(60,000)		-		(60,000)
Net loss	-	-	-	-	-	-			-	(318,331)		-		(318,331)
Foreign currency translation	-	-	-	-	-	-			-	-	-	(456)		(456)
Balance, March 31, 2020	500	$1	3,000	$3	99,679,709	$99,679		$-	$34,031,326	$(35,099,480)	$-	$(83,929)		$(1,052,400)

Share based compensation	-	-	-	-	250,000	250		-	4,607	-	-	-		4,857
Preferred stock interest	-	-	-	-	-	-		-	-	(60,000)	-	-		(60,000)
Net loss	-	-	-	-	-	-		-	-	(396,386)	-	-		(396,386)
Balance June 30, 2020	500	1	3,000	3	99,929,709	99,929		-	34,035,933	(35,555,866)	-	-		(1,503,829)

Share based compensation	-	-	-	-	62,500	63			10,705	-	-	-		10,768
Shares issued as payment of accounts payable and accrued interest					4,800,000	4,800			235,200					240,000
Preferred stock interest	-	-	-	-	-	-			-	(60,000)	-	-		(60,000)
Net loss	-	-	-	-	-	-			-	(395,634)	-	-		(395,634)
Foreign currency translation												83,829		83,829
Balance, September 30, 2020	500	$1	3,000	$3	104,792,209	$104,792		$-	$34,281,838	$(36,011,500)	$-	$-		$(1,624,866)

Balance, December 31, 2020	500	$1	3,000	$3	104,792,209	$104,792		$492,500	$34,281,838	$(36,384,202)	$-	$-		$(1,505,068)
Issuance of common stock	-	-	-	-	12,150,000	12,150		(492,500)	490,350	-	-	-		10,000
Shares issued as payment for accrued interest	-	-	-	-	1,750,000	1,750		-	155,750	-	-	-		157,500
Non-controlling interest contribution											1,410			1,410
Preferred stock interest	-	-	-	-	-	-		-	-	(60,000)	-	-		(60,000)
Net loss	-	-	-	-	-	-		-	-	(331,709)	(15,001)	-		(346,710)
Balance, March 31, 2021	500	$1	3,000	$3	118,692,209	$118,692		$-	$34,927,938	$(36,775,911)	$(13,591)	$-		$(1,742,867)

Issuance of common stock for interest	-	-	-	-	2,000,000	2,000	-	-	158,000	-	-		-	160,000
Shares issued as exercise of warrant								50,000						50,000
Preferred stock interest										(60,000)				(60,000)
Net Loss										(291,780)	23,839			(267,941)
Balance June 30, 2021	500	$1	3,000	$3	120,692,209	$120,692		$50,000	$35,085,938	$37,127,691	$10,248	$-		$(1,860,809)
Issuance of common stock	-	-	-	-	354,000,000	354,000		-	10,266,000	-	-	-		10,620,000
Shares issued as for exercise of warrant	-	-	-	-	500,000	500		(50,000)	49,500	-	-	-		-
Preferred stock interest	-	-	-	-	-	-		-	-	(60,000)		-		(60,000)
Net loss	-	-	-	-	-	-		-	-	(392,654)	26,122	-		(366,532)
Balance, September 30, 2021	500	$1	3,000	$3	475,192,209	$475,192		$-	$45,401,438	$(37,580,345)	$36,370	$-		$8,332,659

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2021	September 30, 2020

Cash flows from operating activities
Net loss	$(981,183)	$(1,110,351)
Gain (Loss) from discontinued operations		(80,422)
Net loss from continuing operations	(981,183)	(1,029,929)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102,720	1,225
Share based compensation		15,625
Forgiveness of SBA PPP loan	(263,000)
Loss on extinguishment of debt	172,500	30,069
Amortization of deferred financing cost	4,437	4,405
Provision for doubtful accounts	-	20,000
Unrealized (gain) on marketable securities	(31,761)	-
Amortization of right of use asset	(17,530)	-
Non-controlling interest	1,410

Changes in operating assets and liabilities:
Accounts receivable	30,635	9,812
Inventory	312,819	(38,427)
Prepaid expenses and other current assets	8,000	(529)
Accounts payable and accrued expenses	517,496	644,606
Right of use liability	(35,668)	-
Deferred revenue	(76,027)	33,390

Net cash used in operating activities of continuing operations	(255,152)	(309,754)
Net cash used in operating activities of discontinued operations	-	(16,365)
Net cash used in operating activities	(255,152)	(326,119)

Cash flows from investing activities
Purchase of property and equipment	(5,710)	(6,633)
Cash acquired in acquisition of CNP operating, LLC.	60,590
Net cash provided by investing activities	54,880	(6,633)

Cash flows from financing activities
Proceeds from sale of common stock	10,000	-
Proceeds from promissory note	161,894	413,000
Proceeds from warrant exercised	50,000	-
Payment of notes payable	-	-
Payment of interest for preferred stock	-	(60,000)
Net cash provided by financing activities	221,894	353,000

Effect of exchange rate fluctuations on cash	-	(456)

Net change in cash and restricted cash	21,622	19,792
Cash and restricted cash, beginning of the period	180,115	107,727
Cash and restricted cash, end of the period	$201,737	$127,519

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Accrual of preferred stock interest	$180,000	$120,000
Issuance of common stock sold in previous year	$492,500	$-
Addition of Right of Use Asset	$181,134	$-
Investments received for services	$92,175	$-
Issuance of common stock for payment of accrued interest and Note extension	$-	$104,931
Issuance of common stock for payment of accounts payable and accrued expenses	$-	$105,000
Issuance common stock for acquisition of CNP Operating, LLC	$10,620,000	$-

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

On August 23, 2021, the Company entered into securities purchase agreements with CNP Operating, LLC, a Colorado limited liability company, or CNP Operating, and the owners of all of the equity interests of CNP Operating, or the Owners, whereby the Company acquired 100% of CNP Operating from the Owners in exchange for an aggregate of 354 million shares of the Company’s common stock. The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. On August 25, 2021 the transaction was closed and CNP Operating became a wholly owned subsidiary of the Company.

CNP Operating is a leading cannabidiol, or CBD, manufacturer vertically integrated with a 360 degree approach to the processing of high quality CBD products designed for growers, pharmaceutical, wellness providers, and retailers needs. CNP Operating provide toll processing services which includes; extraction, distillation, remediation, isolation and chromatography. CNP Operating has a professional, organized and dedicated team with 30 years of combined experience. CNP Operating’s state of the art facility, ISO compliant, has 30,000 square feet filled with proprietary technology distillation equipment, in house lab testing, distribution warehouse and white labelling product formulation and design.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $4,792,851 and an accumulated deficit of $37,580,345 as of September 30, 2021.  The Company also had a net loss of $1,196,143 for the nine months ended September 30, 2021.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the CNP Operating business and its existing business acquired under the Emerging Growth Agreement, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness CBD, products

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

COVID-19

The outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations.  Our main customer market suffered its worst decline, decreasing our revenue.  Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus disrupted the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance.  We took steps to diversify our revenue model by creating our CBD ecommerce business which has higher margins during the second half of 2020 and to acquire CNP Operating in August 2021and to reduce our costs.  The extent to which COVID-19 will impact our business and our consolidated financial results further will depend on future developments which are highly uncertain and cannot be predicted at this time, but may result in a material adverse impact on our business, results of operations and financial condition.

Basis of Presentation and principles of consolidation

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2020 and 2019, which are included in the Company’s December 31, 2020 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 31, 2021.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended September 30, 2021 are not necessarily indicative of results for the entire year ending December 31, 2021.

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

Segment Reporting

The Company’s sponsored content and marketing business acquired from Emerging Growth in June 2019 has historically been its one reportable segment.  In late 2020, the Company launched an e-commerce network focused on the sale of general wellness CBD products.  As of September 30, 2021, sales of these products and the operating activities associated with the e-commerce business have not been significant.  However, management expects this e-commerce business to eventually become a reportable segment under GAAP as the business grows and the activity becomes more significant. The Company’s acquisition of CNP Operating in August 2021 results in an additional reporting segment that will be provided in future periods.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. At September 30, 2021, the Company had a restricted cash balance of $20,012 included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of September 30, 2021 and December 31, 2020 amounted to $249,284 and $183,750, respectively.

Inventory

The Company’s inventory consists of finished goods acquired for its e-commerce network business it is currently in the process of launching and for its CBD manufacturing business, CNP Operating.  The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value.

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

The Company accounts for its CNP Operating revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Payment terms vary by client and the services offered.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling fees are presented in revenue. Costs incurred for shipping and handling are included in cost of revenue.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended September 30, 2021 and 2020 amounted to $12,333 and $32,445, respectively. Advertising expenses for the nine months ended September 30, 2021 and 2020 amounted to $45,677 and $101,760, respectively.

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

For interim periods, the Company uses the effective income tax rate method resulting in zero income tax for the nine months ended September 30, 2021 and 2020.

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

There were no impairment charges recorded related to investments during the six months ended September 30, 2021.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of September 30, 2021, the Company had 3,160,000 outstanding stock options and 4,687,500 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As of September 30, 2020, the Company had 3,160,000 outstanding stock options and 5,256,944 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Warrants

In connection with certain financing, consulting and collaboration arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants are recorded at fair value as expense over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 6, Stockholders’ Equity (Deficit).

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

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	September 30, 2021	December 31, 2020
Machinery & Equipment	$7,618,738	$12,546
Furniture, equipment and leasehold improvements	482,448	2,227
	8,101,186	14,773
Less: accumulated depreciation and amortization	(2,626,741)	(6,928)
	$5,474,445	$7,845

Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 amounted to $102,720 and $1,049, respectively. Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 amounted to $102,148 and $350, respectively.

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

	September 30, 2021	Common Stock
Balances at beginning of year	$ -	$ -
Additions	92,175	92,175
Sale of marketable securities	-	-
Change in fair value	31,761	31,761
Balances at period end	$ 123,936	$ 123,936

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

•Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. Any dividends received are recorded in interest income. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value Measurement to evaluate the observed transaction(s) and adjust the fair value of the equity investment

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company considers marketable securities quoted on the NASDAQ, Canadian Stock Exchange and OTC Pink sheets and then discounts the value after considering Rule 144 restrictions and market liquidity to be fair valued with Level 1 inputs. The Company had the following financial assets of September 30, 2021:

	Balance as of September 30, 2021	Significant Unobservable Inputs (Level 1)	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Securities	$123,936	$123,936	$-	$-
Total Assets	$123,936	$123,936	$-	$-

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

The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $4,427 and $4,425 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the net book value of the promissory note amounted to $494,498 including the principal amount outstanding of $500,000 net of the remaining discount of $5,502.

On May 6, 2020, the Company entered into a promissory note, or the Note, with Pacific Western Bank, evidencing an unsecured loan, or the Loan, in the amount of $263,000 made to the Company under the Paycheck Protection Program, or the PPP.

The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. The Company has applied for full forgiveness of the amounts due under the Note and received forgiveness during the period ending September 30, 2021.

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

On October 28, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $2,633,875 at September 30, 2021.

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $300,000 at September 30, 2021.

On June 6, 2020, the Company’s subsidiary CNP Operating entered into a second promissory note payable with Eagle whereby the Company borrowed $300,000 bearing interest at 18% per annum. The outstanding balance of the note was $80,000 September 30, 2021.

On May 12, 2021 the Company’s subsidiary CNP Operating restructured the CSBG note payable of $2,957,000, the Eagle #1 note payable of $550,000 and the Eagle #2 note payable of $300,000 by entering into a payment and indemnification agreement with the receivers/trustee of CBSG and Eagle. The receiver has agreed that the balance of the outstanding amounts will be paid over the course of 24 months in equal payments of $158,625. Further, the Company shall pay $20,000 per month toward the balance and Anthony Zingarelli (“Zingarelli”) and Colorado Sky Industrial Supply LLC (“CSIS”), agree to personally pay the sum of $138,625 per month. Zingarelli is the only member of CNP Operating that signed a personal guarantee on the loans and Zingarelli is the sole member of CSIS. Zingarelli and CSIS has agreed to indemnify and hold the Company harmless from any and all losses, liabilities and claims. If a loss is incurred by the Company with respect to any claims, Zingarelli shall reimburse the Company for the amount of any such loss. The Company has recorded the Zingarelli portion of the entire obligations as an offset to member’s contribution.

On January 10, 2020 the Company’s subsidiary CNP Operating purchased a distillation machine for $248,000. The company paid $108,000 and entered into a promissory note with company owned by one of the partners.  The original value of the note was $140,000 and has no terms such as interest rate, maturity or monthly payments. Imputed interested was not material. The outstanding balance of the note was $49,331 at September 30, 2021.

On Nov 19, 2020 the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on Nov 19, 2025. Imputed interested was not material. The outstanding balance of the note was $49,331 at September 30, 2021.

The Company’s subsidiary CNP Operating also entered into a note payable during 2020 with the landlord for additional improvements to the facility in Centennial, Colorado.  The outstanding balance of this note was $11,708 at December 31, 2020 and $29,981 as of September 30, 2021 because additional improvements were completed during the period.

Future scheduled maturities of long-term debt are as follows.

		Year Ending December 31,

2021	(3 months)	$ 615,930
2022		1,985,529
2023		836,607
2024		534,179
2025		3,416
Thereafter		138,113
Total		$ 4,113,775

The aggregate current portion of long-term debt as of September 30, 2021 amounted to $2,043,555 which represents the contractual principal payments due during the twelve months following September 30, 2021.

NOTE 7: STOCKHOLDERS’ EQUITY (DEFICIT)

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

On August 23, 2021, the Company entered into securities purchase agreements with CNP Operating, whereby the Company acquired 100% of CNP Operating from the Owners in exchange for an aggregate of 354 million shares of Company common stock. The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

For the nine months ended September 30, 2021 and 2020, the Company incurred $180,000 and $180,000, respectively, of dividends from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the nine months ended September 30, 2021.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at December 31, 2020	5,256,944	$0.33	3.56
Forfeited	(69,444)	0.45
Exercised	(500,000)	0.10
Outstanding at September 30, 2021	4,687,500	$0.33	3.36

Vested and expected to vest
at September 30, 2021	4,687,500	$0.33	3.36

Exercisable at September 30, 2020	4,687,500	$0.33	3.36

As of September 30, 2021, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 22,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares.  The Plan expired on December 14, 2016.

The following summarizes the Company’s stock option activity for the nine months ended September 30, 2021.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life Years)

Outstanding at December 31, 2020	3,160,000	$0.33	1.44
Granted/forfeited/cancelled	-
Outstanding at September 30, 2021	3,160,000	$0.33	.94

Vested and expected to vest

at September 30, 2021	3,160,000	$0.33	.94

Exercisable at September 30, 2021	3,160,000	$0.33	.94

As of September 30, 2021, all outstanding options were fully vested and there is no remaining unrecorded compensation expense.

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

On June 4, 2019, the Company’s subsidiary CNP Operating entered into a Lease Agreement with Blair Investments, LLC for the lease of office space in Centennial Colorado, for a period of 3 year at a rate of $10,521 per month. On September 26, 2019 this agreement was terminated and replaced with a new agreement starting October 1, 2019 and expiring on June 30, 2023.

On October 26, 2020 the Company’s subsidiary CNP Operating entered into an amendment to the previous agreement to extend the lease to June 30, 2024, adjust the monthly rent schedule, the landlord agreed to install additional HVAC equipment and the Company agreed to reimburse the landlord $40,000 over a 4-year period with a monthly payment amount of $835.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases maturing as of September 30:

Operating Leases
2021	$ 59,021
2022	256,155
2023	262,727
2024	234,083
Thereafter	13,905
Total minimum lease payments including interest	825,890
Less: Amounts representing interest	(117,718)
Present value of minimum lease payments	708,172
Less: Current portion of lease liabilities	(198,869)
Non-current portion of lease liabilities	$ 509,303

Cash payments on lease liabilities	$ 1,035,002
Weighted average remaining lease term	3.5 year
Weighted average discount rate	10%

NOTE 10: ACQUISITION OF CNP OPERATING

On August 25, 2021, the Company acquired CNP Operating for a purchase price consideration consisting of 354,000,000 shares of the Company’s common stock valued at $10,620,000.

Also, during 2019, CNP Operating acquired certain inventory from CSIS and a portion of that inventory became damaged or obsolete.  CNP Operating assumed the obligation for the debt with CBSG for $3,050,000 and CSIS and its sole member guaranteed the CBSG debt.  CSIS has agreed to fund the loan repayments at $138,625 per month for 24 months.  The original balance of the CBSG debt assumed by CNP Operating has been offset as a contribution receivable from CSIS and treated as an initial reduction in members’ equity.  As payments are made by CSIS on the CBSG debt the balance of those payments will be treated as members’ contributions. That balance was $3,050,000 at June 30, 2021 (unaudited), December 31, 2020 and 2019.

The purchase price allocation at fair value is below.  The business combination accounting is not yet complete and the amounts assigned to the net assets acquired are provisional.  Therefore, the final purchase price allocation may vary based on final appraisals, valuations and analyses of the fair value of the net assets acquired.

August 25, 2021
Unaudited
Assets

Current assets
Cash	$60,589
Accounts receivable, net	496,795
Inventory	532,349
Current portion of note receivable	133,000
Total current assets	1,222,733

Other assets
Right of Use Asset	549,902
Property and equipment, net of accumulated depreciation	5,563,610
Goodwill	9,261,591
Other Assets	16,573
Total other assets	15,391,676
Total assets	$16,614,409

Liabilities

Current liabilities
Accounts payable and accrued expenses	$1,829,418
Due to CSIS	298,760
Current portion of lease obligation	198,869
Current portion of notes payable	1,990,021
Total current liabilities	4,317,068

Lease obligation, less current portion	359,979
Long-term note payable, net of current portion and discounts	1,317,362
Total liabilities	1,677,341

Total Purchase Price Consideration	$10,620,000

The purchase price was 354,000,000 shares of common stock at $0.03 per share totaling $10,620,000.

The historical operations of CNP Operating were as follows:

	Six Months Ended June 30, 2021	Twelve months ended December 31, 2020
	Unaudited	Audited
Net revenues	$5,541,627	$6,183,469
Cost of revenue	3,546,763	5,772,804
Gross profit (loss)	1,976,864	410,665

Operating expenses:
Selling, general and administrative	2,159,390	3,829,785
Total operating expenses	2,159,390	3,829,785

Loss from operations	(182,526)	(3,419,120)

Total other expense	(28,730)	(222,376)

Net loss	$(211,256)	$(3,641,496)

11. Subsequent Events

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note for the repayment of the amount borrowed. The promissory note is unsecured, has a maturity date of December 31, 2024 and all principal is due upon maturity. The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly commencing on December 1, 2021. The promissory note contains customary events of default permitting acceleration of repayment for nonpayment of amounts due, a bankruptcy related proceeding, breach of representations or covenants, sale of substantially all assets, and change of control.

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

Overview

We own and operate CNP Operating, a leading CBD manufacturer vertically integrated with a 360 degree approach to the processing of high quality CBD products designed for growers, pharmaceutical, wellness providers, and retailers’ needs, and a cannabis industry focused sponsored content and marketing business, or the CFN Business. Our ongoing operations currently consist primarily of CNP Operating and the CFN Business and we will continue to pursue strategic transactions and opportunities.  We are currently in the process of launching an e-commerce network focused on the sale of general wellness CBD products.

CNP Operating provides toll processing services which includes extraction, distillation, remediation, isolation and chromatography. CNP Operating has a professional, organized and dedicated team with 30 years of combined experience. CNP Operating’s state of the art facility, ISO compliant, has 30,000 square feet filled with proprietary technology distillation equipment, in house lab testing, distribution warehouse and white labelling product formulation and design.

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

On August 23, 2021, the Company entered into securities purchase agreements with CNP Operating and the Owners, whereby the Company acquired 100% of CNP Operating from the Owners in exchange for an aggregate of 354 million shares of the Company’s common stock. On August 25, 2021 the transaction was closed and CNP Operating became a wholly owned subsidiary of the Company.

Our corporate website is: www.cfnenterprisesinc.com, the contents of which are not part of this quarterly report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "CNFN."

Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following are the results of our operations for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020:

	For the Three Months Ended
	September 30, 2021	September 30, 2020	Change

Net revenues	$948,254	$154,369	$837,198
Cost of revenue	730,186	128,885	599,161
Gross profit	218,068	25,484	238,037

Operating expenses:
Selling, general and administrative	847,888	307,069	540,819
Total operating expenses	847,888	307,069	540,819

Loss from operations	(629,820)	(281,585)	(348,235)

Other income (expense):
Loss on extinguishment of debt	-	(30,069)	(30,069)
SBA PPP loan forgiveness	263,000	10,000	253,000
Unrealized gain on investments	23,341	-	5,595
Interest expense	(23,055)	(13,560)	(8,253)
Interest income	2	2	(2)
Total other income (expense)	263,288	(13,027)	(296,915)

Net loss before provision for income taxes	(366,532)	(315,212)	(51,320)
Provision for income taxes	-	-	-
Net loss	$(366,532)	$(315,212)	$(51,320)

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

During the three months ended September 30, 2021, the Company started four new campaigns, compared with five during the same period in 2020. These campaigns have a value of $89,500 which will be recognized as revenue over the next three to six months. In 2020, the cumulative value of campaigns begun during the same period was $117,500 with much of the revenue recognized during the first quarter of 2020 attributable to the final stages of campaigns started in previous quarters.

The Company’s subsidiary CNP Operating generated revenue of $780,000 from the sale of products produced from hemp material and manufactured into CBD distillate.

Cost of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. In 2021, the contracts required more production services and related labor than the contracts in 2020. As a result, the cost of revenue in 2021 was higher as a percentage of the revenue recognized during the quarter.

The Company’s cost of revenue for the three months ended September 30, 2021 were higher than those in the corresponding three months in 2020 due largely to the acquisition of CNP Operating which represented approximately $635,000 of cost of revenue which primarily represents the cost of hemp material, manufacturing material such as solvent, fuel and equipment depreciation.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2021 were higher than those in the corresponding three months in 2020 due largely to the acquisition of CNP Operating which represented approximately $500,000 of additional general and administrative expenses representing wages.

Other Income/Expense

Other income increased during the three months ended September 30, 2021 due to the forgiveness of the SBA PPP loan. In addition, the investments received by East West for services were marked to market and resulted in an unrealized loss for the period. The Company did not have a similar loss during the three months ended September 30, 2020.

Results of Operations for the nine Months Ended September 30, 2021 and 2020

The following are the results of our operations for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

	For the Nine Months Ended
	September 30, 2021	September 30, 2020	Change

Net revenues	$1,451,230	$349,071	$1,102,159
Cost of revenue	949,170	414,154	535,016
Gross profit (loss)	502,060	(65,083)	567,143

Operating expenses:
Selling, general and administrative	1,551,790	906,739	645,051
Total operating expenses	1551,790	906,739	645,051

Loss from operations	(1,049,730)	(971,822)	(77,908)

Other income (expense):
Loss on extinguishment of debt	(172,500)	(30,069)	(42,431)
Unrealized gain on investments	31,761	-	31,761
SBA PPP loan forgiveness	263,000	10,000	253,000
Interest expense	(53,723)	(38,055)	(15,668)
Interest income	9	17	(8)
Total other income (expense)	68,547	(58,107)	126,654

Net loss before provision for income taxes	(981,183)	(1,029,929)	48,746
Provision for income taxes	-	-	-
Net loss	$(981,183)	$(1,029,929)	$48,746

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

During the nine months ended September 30, 2021, the Company started twenty-five new campaigns, compared with eight during the same period in 2020. These campaigns have a value of $651,000 which will be recognized as revenue over the next three to six months. In 2020, the cumulative value of campaigns begun in the first nine months was $167,500 with much of the revenue recognized during the first quarter of 2020 attributable to the final stages of campaigns started in previous quarters.

The Company’s subsidiary CNP Operating generated revenue of $780,000 from the sale of products produced from hemp material and manufactured into CBD distillate.

Cost of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. In 2020, the contracts required more production services and related labor than the contracts in 2021. As a result, the cost of revenue in 2021 was lower as a percentage of the revenue recognized during the quarter.

The Company’s cost of revenue for the nine months ended September 30, 2021 were higher than those in the corresponding three months in 2020 due largely to the acquisition of CNP Operating which represented approximately $635,000 of cost of revenue which primarily represents the cost of hemp material, manufacturing material such as solvent, fuel and equipment depreciation.

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2021 were higher than those in the corresponding three months in 2020 due largely to the acquisition of CNP Operating which represented approximately $500,000 of additional general and administrative expenses representing wages.

Other Income/Expense

Other expenses increased during the nine months ended September 30, 2021 due to the loss on extinguishment of debt the Company incurred as it issued common stock in payment of interest payable and extension of the maturity date on a note payable. In addition, the investments received by East West for services were marked to market and resulted in an unrealized gain of approximately $23,000 and the SBA PPP loan forgiveness of $268,000. The Company did not have a similar loss during the nine months ended September 30, 2020.

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

The following is a summary of our cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows (used in) operating activities	$(255,152)	$(326,119)
Cash flows provided (used in) by investing activities	$54,879	$(6,633)
Cash flows provided by financing activities	$221,894	$353,000

As of September 30, 2021, we had unrestricted cash of $201,737.

Net cash used in operating activities was $255,152 during the nine months ended September 30, 2021, compared to cash used in operating activities of $326,119 during the same period in 2020.

Net cash provided by investing activities was $54,879 during the nine months ended September 30, 2021 primarily from the acquisition of the CNP Operating assets, compared to cash used in financing activities of $6,633 during the same period in 2020.

Net cash provided by financing activities during the nine months ended September 30, 2021 of $221,894 was the result of proceeds from a second PPP loan of $263,000, the sale of common stock for $10,000 and the exercise of $50,000 of warrants. In 2020 net cash provided from investing activities related of $353,000 was the result of proceeds from notes payable of $413,000, offset by the payment of preferred stock interest of $45,000.

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

The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $4,427 and $4,425 for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the net book value of the promissory note amounted to $494,498 including the principal amount outstanding of $500,000 net of the remaining discount of $5,502.

On May 6, 2020, the Company entered into a promissory note, or the Note, with Pacific Western Bank, evidencing an unsecured loan, or the Loan, in the amount of $263,000 made to the Company under the Paycheck Protection Program, or the PPP.

The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. The Company has applied for full forgiveness of the amounts due under the Note and received forgiveness during the period ending September 30, 2021.

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

On October 28, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. Full payment of the borrowed amount is over a three-year period. The first 12 consecutive monthly payments must equal a minimum of $1 million. Monthly payment ranging month 13 to month 24 must equal a minimum amount of no less than $1 million dollars. Monthly payments ranging month 25 to month 36 must equal $1,050,000. The outstanding balance of the note was $2,840,000 at September 30, 2021.

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. Interest of $7,334 on the note is payable monthly on the seventh business day of the month commencing October 7, 2019. A final payment equal to the total amount of principal, interest, total funded and other charges are due and payable on or before October 31, 2020.  The outstanding balance of the note was $550,000 at September 30, 2021.

On June 6, 2020, the Company’s subsidiary CNP Operating entered into a second promissory note payable with Eagle whereby the Company borrowed $300,000 bearing interest at 18% per annum. Interest of $4,500 on the note is payable monthly on the sixteenth business day of the month commencing July 16, 2020. A final payment equal to the total amount of principal, interest, total funded and other charges are due and payable on or before June 16, 2021.  The outstanding balance of the note was $300,000 September 30, 2021.

On May 12, 2021 the Company’s subsidiary CNP Operating restructured the CSBG note payable of $2,957,000, the Eagle #1 note payable of $550,000 and the Eagle #2 note payable of $300,000 by entering into a payment and indemnification agreement with the receivers/trustee of CBSG and Eagle. The receiver has agreed that the balance of the outstanding amounts will be paid over the course of 24 months in equal payments of $158,625. Further, the Company shall pay $20,000 per month toward the balance and Anthony Zingarelli (“Zingarelli”) and Colorado Sky Industrial Supply LLC (“CSIS”), agree to personally pay the sum of $138,625 per month. Zingarelli is the only member of CNP Operating that signed a personal guarantee on the loans and Zingarelli is the sole member of CSIS. Zingarelli and CSIS has agreed to indemnify and hold the Company harmless from any and all losses, liabilities and claims. If a loss is incurred by the Company with respect to any claims, Zingarelli shall reimburse the Company for the amount of any such loss. The Company has recorded the Zingarelli portion of the entire obligations as an offset to member’s contribution.

On January 10, 2020 the Company’s subsidiary CNP Operating purchased a distillation machine for $248,000. The company paid $108,000 and entered into a promissory note with company owned by one of the partners.  The original value of the note was $140,000 and has no terms such as interest rate, maturity or monthly payments. Imputed interested was not material. The outstanding balance of the note was $49,331 at September 30, 2021.

On Nov 19, 2020 the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on Nov 19, 2025. Imputed interested was not material. The outstanding balance of the note was $49,331 at September 30, 2021.

The Company’s subsidiary CNP Operating also entered into a note payable during 2020 with the landlord for additional improvements to the facility in Centennial, Colorado.  The outstanding balance of this note was $11,708 at December 31, 2020 and $29,981 as of September 30, 2021 because additional improvements were completed during the period.

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

Other outstanding obligations at September 30, 2021

Warrants

As of September 30, 2021, 4,687,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of September 30, 2021, 3,160,000 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

COVID-19

The outbreak of a strain of coronavirus (COVID-19) in the U.S. has had an unfavorable impact on our business operations.  Our main customer market suffered its worst decline, decreasing our revenue.  Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus disrupted the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance.  We took steps to diversify our revenue model by creating our CBD ecommerce business which has higher margins during the second half of 2020 and to acquire CNP Operating in August 2021 and to reduce our costs.  The extent to which COVID-19 will impact our business and our consolidated financial results further will depend on future developments which are highly uncertain and cannot be predicted at this time, but may result in a material adverse impact on our business, results of operations and financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

2.1	Form of Securities Purchase Agreement, dated August 23, 2021 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2021).
2.2	Form of Securities Purchase Agreement, dated August 23, 2021(incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2021).
10.1	Employment Agreement between CFN Enterprises Inc. and Brian Ross, dated August 25, 2021(incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2021).
10.2	Employment Agreement between CFN Enterprises Inc. and Mario Marsillo Jr., dated August 25, 2021(incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2021).
10.3	Employment Agreement between CFN Enterprises Inc. and Vince Kandis, dated August 25, 2021(incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2021).
10.4	Employment Agreement between CFN Enterprises Inc. and Spiro Kandis, dated August 25, 2021(incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2021).
10.5	Employment Agreement between CFN Enterprises Inc. and John Rand, dated August 25, 2021(incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 23, 2021).
10.6	Form of Promissory Note, dated October 19, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2021).
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**
101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: November 22, 2021	By:	/s/ Brian Ross
Brian Ross President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)