Form 10-K
period 2021-12-31
CFN Enterprises Inc.
filed 2022-05-16
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _________.

Commission file number 000-52635

CFN ENTERPRISES INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-1559541
(State of Incorporation)	(IRS Employer Identification No.)

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

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2021was $3,300,000. For purposes of this calculation, an aggregate of 2,593,520 shares of Common Stock were held by the directors and officers of the registrant on June 30, 2021 and have been included in the number of shares of Common Stock held by affiliates.

The number of the registrant’s shares of Common Stock outstanding as of May 13, 2022: 33,823,864

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

UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “CFN”, THE “COMPANY”, “WE”, “OUR”, “REGISTRANT”, AND “US” MEANS CFN ENTERPRISES INC. AND ITS CONSOLIDATED SUBSIDIARIES.

CFN ENTERPRISES INC.

2021 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Overview

We own and operate CNP Operating, a leading cannabidiol, or CBD, manufacturer vertically integrated with a 360 degree approach to the processing of high quality CBD products designed for growers, pharmaceutical, wellness providers, and retailers’ needs, and a cannabis industry focused sponsored content and marketing business, or the CFN Business. Our ongoing operations currently consist primarily of CNP Operating and the CFN Business and we will continue to pursue strategic transactions and opportunities. We are currently in the process of launching an e-commerce network focused on the sale of general wellness CBD products.

CNP Operating provides toll processing services which includes extraction, distillation, remediation, isolation and chromatography. CNP Operating has a professional, organized and dedicated team with 30 years of combined experience. CNP Operating’s state of the art facility has 30,000 square feet filled with proprietary technology distillation equipment, in house lab testing, distribution warehouse and white labelling product formulation and design.

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

On August 23, 2021, we entered into securities purchase agreements with CNP Operating LLC, a Colorado limited liability company and its owners, whereby the Company acquired 100% of CNP Operating from its owners in exchange for an aggregate of 354 million shares of our common stock. On August 25, 2021 the transaction was closed and CNP Operating became our wholly owned subsidiary.

On December 6, 2021, we effected a reverse split of our outstanding common stock in the ratio of 1-for-15, or the Reverse Stock Split. Share amounts in this annual report reflect the Reverse Stock Split.

Our principal offices are located at 600 E. 8th Street, Whitefish, Montana 59937. Our telephone number there is: (833) 420-2636. Our corporate website is: www.cfnenterprisesinc.com,, the contents of which are not part of this annual report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol “CNFN.”

Industry and Market Opportunity

●

The global cannabidiol (CBD) market has an estimated value of $9.3 billion for 2021 and is projected to grow at a 22.2% compound annual growth rate to reach $23.6 billion by 2025, according to Grand View Research. The business-to-consumer (B2C) segment is the largest segment of this market and is expected to exhibit the fastest growth rate over the forecast period.

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

Our Solutions

CNP Operating provides toll processing services which includes extraction, distillation, remediation, isolation and chromatography. CNP Operating has a professional, organized and dedicated team with 30 years of combined experience.  CNP Operating’s state of the art facility has 30,000 square feet filled with proprietary technology distillation equipment, in house lab testing, distribution warehouse and white labelling product formulation and design.

CFN Enterprises’ services are designed to help private companies prepare to go public and public companies grow their shareholder base through sponsored content and marketing outreach. The business targets the legal CBD, cannabis and psychedelics industries.

How we market our services

CNP Operating’s products are sold through our direct sales force and by attending industry related trade shows.

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

CNP Operating competes with other CBD product manufacturers and sellers. The market for the sale of CBD-based products is fragmented and intensely competitive. Our competitors of CBD-based products include a combination of public and private companies who operate as combination of ecommerce and wholesale brands as well as brick and mortar retail operations.

Government Regulation

CFN Business

The CFN Business is regulated by rules established by the SEC, FINRA, and certain federal and state cannabis regulations.

CNP Operating Business

On December 20, 2018, the President of the United States signed the United States of the Agricultural Improvement Act of 2018, commonly known as the “Farm Bill,” into law. Among other things, this new law changed certain federal authorities relating to the production and marketing of hemp, defined as cannabis (Cannabis sativa L.), and hemp products containing less than 0.3 percent delta-9-tetrahydrocannabinol (THC, including removing hemp and derivatives of hemp from the Controlled Substance Act. January 15, 2021 the USDA issued its final rule regarding the Establishment of a Domestic Hemp Production Program which authorized hemp to be grown and processed legally in the United States and made it legal to transport in interstate commerce.

The Farm Bill recognizes hemp as distinct from its genetic cousin, marijuana, and specifically industrial hemp has been excluded from U.S. drug laws. The Farm Bill allows for each individual state to regulate industrial hemp and industrial hemp-based products or accept the USDA rules. Although no longer a controlled substance under federal law, cannabinoids derived from industrial hemp (other than THC) are still subject to a patchwork of state regulations. We are actively monitoring the regulations and proposed regulations in each state to ensure our operations are compliant.

In conjunction with the enactment of the Farm Bill, the FDA released a statement about the status of CBD and the agency’s actions in the short term with regards to CBD will guide the industry. The statement noted that the Farm Bill explicitly preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the FDCA and Section 351 of the Public Health Service Act. This authority allows the FDA to continue enforcing the law to protect patients and the public while also providing potential regulatory pathways for products containing cannabis and cannabis-derived compounds. The statement also noted the growing public interest in cannabis and cannabis-derived products, including CBD, and informed the public that the FDA will treat products containing cannabis or cannabis-derived compounds as it does any other FDA-regulated products — meaning the products will be subject to the same authorities and requirements as FDA-regulated products containing any other substance, regardless of the source of the substance, including whether the substance is derived from a plant that is classified as hemp under the Farm Bill.

As of the date of this annual report, and based upon publicly available information, to our knowledge the FDA has not taken any enforcement actions against CBD companies. The FDA, however, has sent warning letters to companies demanding they cease and desist from the production, distribution, or advertising of CBD products, only relating to instances that such CBD companies have made misleading and unapproved label claims. We will continue to monitor the FDA’s position on CBD. In December 2020, the FTC announced it was going to seek penalties against companies making deceptive marketing claims and named 6 companies which it had targeted for making egregious and unsupported health claims. On March 5, 2021the FTC approved the final administrative consent orders with all 6 companies. We are unaware of any further actions and we will continue to monitor the FTC’s position with regards to deceptive marketing claims.

We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and the handling of customer complaints and regulations prohibiting unfair and deceptive trade practices. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These laws may cover issues such as user privacy, spyware and the tracking of consumer activities, marketing e-mails and communications, other advertising and promotional practices, money transfers, pricing, product safety, content and quality of products and services, taxation, electronic contracts and other communications and information security.

There is also great uncertainty over whether or how existing laws governing issues such as sales and other taxes, auctions, libel, and personal privacy apply to the internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These taxes or restrictions could have an adverse effect on our cash flows, results of operations and overall financial condition. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Employees

As of December 31, 2021, we had 14 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

Our resources are limited. Our working capital deficiency at December 31, 2021 amounts to $6,644,429. As we implement our growth strategy, poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase as we continue to develop and implement our products and services. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses, or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We have a history of losses.

We have a history of losses and negative cash flows from operations. We had a net loss from continuing operations of approximately $12.4 million in 2021 and a net loss of approximately $1.2 million in 2020. Our operations have been financed primarily through proceeds from the issuance of equity, borrowing money through the issuance of promissory notes and use of a credit facility. We may continue to incur losses in the future.

We have substantial indebtedness and obligations to pay interest.

We currently have, and will likely continue to have, a substantial amount of indebtedness and obligations to pay interest from our preferred stock. Our indebtedness and interest obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt and preferred stock or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2021, we had total debt outstanding of approximately $3,537,573, of which $2,219,882 was short term. As of December 31, 2021, we had 500 shares of Series A Preferred, Stock, each with a stated value of $1,000 per share which bears interest at 12% per annum, and 3,000 shares of Series B Preferred Stock, each with a stated value of $1,000 per share which bears interest at 6% per annum.

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

Our independent registered public accounting firm has expressed in its report to our 2021 audited consolidated financial statements a substantial doubt about our ability to continue as a going concern.

We have not generated sufficient revenues from our operations to fund our activities and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain the necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the consolidated financial statements for December 31, 2021, a substantial doubt regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

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

Despite the development of a regulated cannabis industry under the laws of certain states, these state laws regulating medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that regulate its use. If the U.S. Department of Justice (“DOJ”) did take action against the cannabis industry, those of our clients operating in the legal cannabis industry would be lost to us.

To analyze this risk, we are relying heavily upon the various U.S. federal governmental memos issued in the past (including the memorandum issued by the DOJ on October 19, 2009, known as the “Ogden Memorandum”, the memorandum issued by the DOJ on August 29, 2013, known as the “Cole Memorandum” and other guidance), to remain acceptable to those state and federal entities that regulate, enforce, or choose to defer enforcement of certain current regulations regarding cannabis and that the U.S. federal government will not change its attitude to those practitioners in the cannabis industry as long as they comply with their state and local jurisdictional rules and authorities.

The legal cannabis industry is not yet well-developed, and many aspects of this industry’s development and evolution cannot be accurately predicted, and therefore losing any clients may have a material adverse effect on our business. While we have attempted to identify our business risks in the legal cannabis industry, you should carefully consider that there are other risks that cannot be foreseen or are not described in this annual report, which could materially and adversely affect our business and financial performance.

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

Changes to Federal or state laws pertaining to industrial hemp could slow the use of industrial hemp in our CNP Operating business which would materially impact our revenues in future periods.

As of the date hereof, approximately 46 states have authorized industrial hemp programs pursuant to the Farm Bill, or under prior programs authorized under the 2014 Farm Bill, or have plans under review by the USDA. Effective January 1, 2022 several states without an approved plan under the Farm Bill, or a plan under review, will default to the USDA Hemp Producer License. Continued development of the industrial hemp industry will be dependent upon new legislative authorization of industrial hemp at the state level, and further amendment or supplementation of legislation at the federal level. Any number of events or occurrences could slow or halt progress all together in this space. While progress within the industrial hemp industry is currently encouraging, growth is not assured. While there appears to be ample public support for favorable legislative action, numerous factors may impact or negatively affect the legislative process(es) within the various states where we have business interests. Any one of these factors could slow or halt use of industrial hemp, which could negatively impact the business up to possibly causing us to discontinue operations as a whole. In addition, changes in Federal or state laws could require us to alter the way we conduct our business in order to remain compliant with applicable state laws in ways we are presently unable to foresee. These possible changes, if necessary, could be costly and may adversely impact our results of operations in future periods.

Costs associated with compliance with numerous laws and regulations could impact our financial results. In addition, we could become subject to increased litigation risks associated with the CBD industry.

The manufacture, labeling and distribution by us of the hemp-based cannabinoid products is regulated by various federal, state and local agencies. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to sell products in the future. We are subject to regulation by the federal government and other state and local agencies as a result of our hemp-based cannabinoid products. The shifting compliance environment and the need to build and maintain robust systems to comply with different compliance in multiple jurisdictions increases the possibility that we may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to our company, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect the ability to operate our business and our financial results. Failure to comply with the various federal, state and local requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. We are seeing increasing state-level labeling requirements that may increase our costs with respect to monitoring and adhering to unique label requirements in addition to potential product and packaging obsolescence costs. Our advertising is subject to regulation by the U.S. Federal Trade Commission, or FTC, under the Federal Trade Commission Act, and is subject to various state regulations enforced by state agencies and state attorneys general. Additionally, some states also permit advertising and labeling laws to be enforced by private attorneys general who may seek relief for consumers, seek class-action certifications, seek class-wide damages and product recalls of products sold by us. Any actions against our company by governmental authorities or private litigants could be time consuming, costly to defend and could have a material adverse effect on our business, financial condition, and results of operations.

Uncertainty caused by potential changes to legal regulations could impact the use of CBD products.

There is substantial uncertainty and different interpretations among federal, state and local regulatory agencies, legislators, academics and businesses as to the scope of operation of Farm Bill-compliant hemp programs relative to the emerging regulation of cannabinoids. These different opinions include, but are not limited to, the regulation of cannabinoids by the U.S. Drug Enforcement Administration and/or the FDA and the extent to which manufacturers of products containing Farm Bill-compliant cultivators and processors may engage in interstate commerce. The uncertainties cannot be resolved without further federal, and perhaps even state-level, legislation, regulation or a definitive judicial interpretation of existing legislation and rules. If these uncertainties continue, they may have an adverse effect upon the introduction of our products in different markets.

We face intense competition from other marketing service providers.

We compete with many marketing service providers for consumers’ attention and spending. Our competitors may have substantially greater capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Our competitors may also engage in more extensive development of their technologies and may adopt more comprehensive marketing and advertising campaigns than we can. Our competitors may develop products and service offerings that we do not offer or that are more sophisticated or more cost effective than our own. For these and other reasons, our competitors’ products and services may achieve greater acceptance in the marketplace than our own, limiting our ability to gain market share and customer loyalty and to generate sufficient revenues to achieve a profitable level of operations. Our failure to adequately address any of the above factors could harm our business and operating results.

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

The market for CBD products is highly competitive. If we are unable to compete effectively in the market, our business and operating results could be materially and adversely affected.

The market for CBD products is a competitive and rapidly evolving market. There are numerous competitors in the industry, some of whom are more well-established with longer operating histories and greater financial resources than we have. We expect competition in the CBD industry to continue to intensify. We believe we will be able to compete effectively because of the quality of our products and customer service. However, there can be no assurance that we will effectively compete with existing or future competitors. Increased competition may also drive the prices of our products down, which may have a material adverse effect on our results of operations in future periods.

Given the rapid changes affecting the global, national and regional economies generally, and the CBD industry specifically, we may experience difficulties in establishing and maintaining a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any changes in such markets, especially legal and regulatory changes. Our success will depend on our ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on the our business, financial condition and results of operations.

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

Our future performance and success is heavily dependent upon the continued active participation of our current senior management team, including our President and Chief Executive Officer, Brian Ross. The loss of any of their services could have a material adverse effect on our business development and our ability to execute our growth strategy, resulting in loss of sales and a slower rate of growth. We do not maintain any “key person” life insurance for any of our employees.

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

Any alleged liability could harm our business by damaging our reputation. Any alleged liability could also require us to incur legal expenses in defense and could expose us to awards of damages and costs including, but not limited to, treble damages for willful infringement, and would likely divert management’s attention which could have an adverse effect on our business, results of operations and financial condition.

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

Dilutive securities may adversely impact our stock price.

As of December 31, 2021, the following securities exercisable into shares of our Common Stock were outstanding:

●	350,463 shares of Common Stock issuable pursuant to the exercise of warrants

●	210,667 shares of Common Stock issuable pursuant to the exercise of options

These securities represent, as of December 31, 2021, approximately 7.4%% of our Common Stock on a fully diluted, as exercised basis. 3,160,000 of the shares of Common Stock issuable pursuant to the exercise of options are beneficially owned by our management. In addition, our preferred stock is convertible into shares of our common stock at a conversion price to be mutually determined between us and the holders in the future, and could result in the issuance of a significant number of shares of common stock. The exercise of any of these options or warrants, both of which have fixed prices, or conversion of our preferred stock, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

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

Federal legislation, including the Sarbanes-Oxley Act of 2002 and The Dodd Frank Wall Street Reform and Consumer Protection Act, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the New York Stock Exchange or the Nasdaq Stock Market. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address the board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted some of these corporate governance measures and, since our securities are not listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit committee or other independent committees of our Board of Directors. In the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

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

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in its market value.

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

On July 1, 2019 CNP entered into a Lease Agreement with Blair Investments, LLC for the lease of commercial office and manufacturing space in Centennial, Colorado. The lease commenced on July 1,2019 for a period of four years at a rate of $16,025. The lease increases $0.50 per square foot per year for the duration of the lease.

On May 20, 2019 CNP entered into a Lease Agreement with Kevin Shively, for the lease of agricultural and manufacturing facilities in Idalia, Colorado. The lease commenced on May 20, 2019 for a period of 10 years at a rate of $5,000 per month.

On December 9, 2021, CFN Real Estate LLC, a Delaware limited liability company  and wholly-owned subsidiary of the Company, entered into a Lease Agreement (with Option to Purchase) with H2S2 LLC, a Colorado limited liability company, for property in Eaton, Colorado, consisting of 9.53 acres of agricultural land zoned with use for special review for hemp processing and storage, an 8,500 square foot C1D1 rated steel building, triple tunnel green houses with a total of 8,712 square feet, a shop building consisting of 3,825 square feet and a 2,280 square foot residence . The Company will use the Premises in connection with its CNP Operating cannabidiol (CBD) manufacturing business.

The Lease has an eleven month term and contains an option to purchase the premises, each terminating on November 30, 2022. The total monthly rent under the lease during the term is an aggregate of $354,000, consisting of a $14,000 monthly lease payment, and an aggregate of $200,000 in non-refundable payments towards the option. The total purchase price for the premises under the option is $1.2 million, inclusive of the $200,000 in payments made during the term of the lease. If the option is exercised, the lease contains a 30-day automatic extension of the term at $14,000.

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

On October 18, 2021 the company settled a vendor dispute in the amount of $100,000 of which the initial payment of $40,000.00 was paid on the execution of the settlement and balance to paid in 48 equal monthly payments of $1,250.00. The balance as of December 31, 2021 is $56,250

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol “CNFN.” Quotations on the OTCQB Marketplace reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

On December 6, 2021, we effected a reverse split of our outstanding common stock in the ratio of 1-for-15. Share amounts in this annual report reflect the Reverse Stock Split.

Stockholders

As of December 31, 2021, there were 1,036 stockholders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

On April 14, 2022, the Company entered into securities purchase agreements with investors for the purchase of an aggregate of 1,142,898 shares of common stock at a purchase price of $0.70 per share for gross proceeds of approximately $800,000. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

CNP Operating provides toll processing services which includes extraction, distillation, remediation, isolation and chromatography. CNP Operating has a professional, organized and dedicated team with 30 years of combined experience. CNP Operating’s state of the art facility has 30,000 square feet filled with proprietary technology distillation equipment, in house lab testing, distribution warehouse and white labelling product formulation and design.

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

Results of Operations

The following are the results of our operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020:

	For the Year Ended
	December 31,	December 31,
	2021	2020	Change

Net revenues	$3,157,783	$506,490	$2,217,929
Cost of revenue	3,539,636	536,738	3,025,445
Gross loss	(381,853)	(30,248)	(807,516)

Operating expenses:
Impairment charge	9,355,657
Selling, general and administrative	2,691,258	1,199,410	10,287,973
Total operating expenses	12,046,915	1,199,410	10,287,973

Loss from operations	(12,428,768)	(1,229,658)	11,095,488

Other income (expense):
Loss on extinguishment of debt	(172,500)		(172,500)
Unrealized gain (loss) on investments	(45,658)		(40,180)
Forgiveness of SBA Loan	526,000	10,000	516,000
Interest expense	(93,170)	(51,615)	(41,555)
Interest income	10,001	19	9,992
Total other income (expense)	224,683	(41,596)	(271,127)

Net loss from continuing operations	(12,204,085)	(1,271,254)	10,824,361

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

During the twelve months ended December 31, 2021, the Company realized $684,000 of campaign revenue  compared to $497,000 for the same period in the prior year.

The Company’s subsidiary CNP Operating generated revenue of $3.0 million from the sale of products produced from hemp material and manufactured into CBD distillate.

Our revenue for 2021 also included $58,629 relating to sales of product from our e-commerce network focused on the sale of general wellness CBD products.  This network was launched during the fourth quarter of 2020 with revenue of $9,000.

Costs of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. In 2021, the contracts required more production services and related labor than the contracts in 2020. As a result, the cost of revenue in 2021 was higher as a percentage of the revenue recognized during the year.

The Company’s cost of revenue for the year ended December 31, 2021 were higher than those in the corresponding year in 2020 due largely to the acquisition of CNP Operating which represented approximately $3.1 million of cost of revenue which primarily represents the cost of hemp material, manufacturing material such as solvent, fuel and equipment depreciation.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2021 were higher than those in the corresponding year in 2020 due largely to the acquisition of CNP Operating which represented approximately $2.6 million of additional general and administrative expenses representing wages. In addition, the Company wrote off goodwill of $9.3 million as an impairment to a long lived asset.

Other income increased during the year ended December 31, 2021, due to the forgiveness of $526,000 for the SBA PPP loan. In addition, the investments received by East West for services were marked to market and resulted in an unrealized loss of $45,658 for the year and a $172,500 loss on extinguishment of debt incurred as it issued common stock in payment of interest payable and extension of the maturity date on a note payable. The Company did not have a similar loss during the year ended December 31, 2020.

Liquidity and Capital Resources

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

The following is a summary of our cash flows from operating, investing and financing activities for the year ended December 31, 2021 and 2020.

	Year Ended
	December 31,	December 31,
	2021	2020
Cash flows used in operating activities	$(344,214)	$(483,522)
Cash flows provided by (used in) investing activities	$22,885	$(206,634)
Cash flows provided by (used in) financing activities	$331,243	$763,000

As of December 31, 2021, we had unrestricted cash of $170,015.

Net cash used in operating activities was $344,214 during the year ended December 31, 2021, compared to $483,522 during the same period in 2020.

Net cash provided by investing activities $22,885 during the year ended December 31, 2021, compared with cash provided used in investing activities of 206,634 during the same period in 2020.

Net cash provided by financing activities was $331,243 for the year ended December 31, 2021 was the result of proceeds from a second PPP loan of $263,000, the sale of common stock for $10,000 and the exercise of $50,000 of warrants. In 2020 net cash provided from investing activities related of $763,000 was the result of proceeds from notes payable of $413,000, offset by the payment of preferred stock interest of $45,000.

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

On February 25, 2021, the Company entered into a secondary promissory note, or the Second PPP Note, with Pacific Western Bank, evidencing an unsecured loan, or the Second Loan, in the amount of $263,000 made to the Company under the PPP. The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. The Company applied for full forgiveness of the amounts due under the Note and received forgiveness in February 2022 therefore the company has recorded the forgiveness as of December 31, 2021.

On October 28, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $2,218,000 at December 31, 2021.

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $300,000 at December 31, 2021.

On June 6, 2020, the Company’s subsidiary CNP Operating entered into a second promissory note payable with Eagle whereby the Company borrowed $300,000 bearing interest at 18% per annum. The outstanding balance of the note was $20,000 December 31, 2021.

On May 12, 2021 the Company’s subsidiary CNP Operating restructured the CSBG note payable of $2,957,000, the Eagle #1 note payable of $550,000 and the Eagle #2 note payable of $300,000 by entering into a payment and indemnification agreement with the receivers/trustee of CBSG and Eagle. The receiver has agreed that the balance of the outstanding amounts will be paid over the course of 24 months in equal payments of $158,625. Further, the Company shall pay $20,000 per month toward the balance and Anthony Zingarelli (“Zingarelli”) and Colorado Sky Industrial Supply LLC (“CSIS”), agree to personally pay the sum of $138,625 per month. Zingarelli is the only member of CNP Operating that signed a personal guarantee on the loans and Zingarelli is the sole member of CSIS. Zingarelli and CSIS has agreed to indemnify and hold the Company harmless from any and all losses, liabilities and claims. If a loss is incurred by the Company with respect to any claims, Zingarelli shall reimburse the Company for the amount of any such loss. The Company has recorded the Zingarelli payments during the period as contributions to additional paid in capital.

On January 10, 2020 the Company’s subsidiary CNP Operating purchased a distillation machine for $248,000. The company paid $108,000 and entered into a promissory note with company owned by one of the partners. The original value of the note was $140,000 and has no terms such as interest rate, maturity or monthly payments. Imputed interested was not material. The outstanding balance of the note was $42,252 at December 31, 2021.

On Nov 19, 2020 the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on Nov 19, 2025. Imputed interested was not material. The outstanding balance of the note was $45,508 at December 31, 2021.

The Company’s subsidiary CNP Operating also entered into a note payable during 2020 with the landlord for additional improvements to the facility in Centennial, Colorado. The outstanding balance of this note was $11,708 at December 31, 2020 and $43,261 as of December 31, 2021 because additional improvements were completed during the period.

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

Future scheduled maturities of long-term debt are as follows.

Year Ended
December 31,

2022	$2,219,882
2022	657,621
2023	26,047
2024	509,163
2025	3,153
Thereafter	121,706
Total	$3,537,573

The aggregate current portion of long-term debt as of December 31, 2021 amounted to $2,219,882, which represents the contractual principal payments due in the next 12 months period.

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

Other outstanding obligations at December 31, 2021

Warrants

As of December 31, 2021, 312,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of December 31, 2021, 210,667 shares of our common stock are issuable pursuant to the exercise of options.

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

Critical Accounting Policies

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of December 31, 2021 and 2020 amounted to $337,192 and $183,750, respectively.

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

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. There was an impairment charge of $9,355,657 during the year ended December 31, 2021 related to the impairment of goodwill acquired from the CNP Operating Agreement.

Investment

On December 24, 2020, the Company acquired a 9.8% interest in the outstanding stock of a privately held company.  As the stock has no readily determinable fair value, the Company accounts for this stock received using the cost method, less adjustments for impairment.  At each reporting period, management reviews the status of the investment to determine if any indicators of impairment have occurred.  There were no impairment charges recorded related to investments during the year ended December 31, 2021 or 2020.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was an impairment charge of $9,355,657 during the year ended December 31, 2021 related to the impairment of marketing-related intangible assets acquired from the CNP Operating acquisition.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options, warrants and preferred stock (calculated using the modified-treasury stock method). As of December 31, 2021, the Company had 210,667 outstanding stock options and 311,112 outstanding warrants and 3,500 preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As of December 31, 2020, the Company had 210,667 outstanding stock options, 350,463 outstanding warrants and 3,500 preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2021 (the end of the period covered by this report).

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other service providers involved with performing key elements of our disclosure and financial reporting controls. Our current financial condition, brought on in-part by COVID-19, has temporarily hindered our ability to file timely reports for this reason which has now been remedied. As a result, we have assessed our disclosure controls and controls over financial reporting as ineffective.

Item 9B. Other Information

Given the timing of events, the following information is included in this Form 10-K pursuant to Item 1.01 “Entry into a Material Definitive Agreement” of Form 8-K in lieu of filing a Form 8-K.

On May 11, 2022, the Company’s subsidiary, CFN Real Estate II, LLC,  entered into a promissory note with a lender for the repayment of $500,000 in connection with the $500,000 refinancing of the Company’s property located in Wray, Colorado. The company received the proceeds from the refinancing on May 13, 2022. Accrued interest at the rate of 12% is payable monthly commencing on June 15, 2022, and the principal of the promissory note is payable upon maturity on June 15, 2024. The lender received a security interest in the property and equipment contained therein as collateral for the promissory note.  The promissory note contains customary events of default and other conditions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of December 31, 2021:

Name	Age	Position
Brian Ross	47	Chairman of the Board, President, Chief Executive Officer
Vince Kandis	62	President of CNP Operating
Spiro Kandis	57	Chief Product Officer of CNP Operating
Mario Marsillo, Jr.	53	Director, Chief Investment Officer

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

Vince Kandis. Mr. Kandis has served as President of CNP Operating since August 2021 and was President of CNP Operating prior to the acquisition by the Company. Before its merging with CNP Operating in 2019, Mr. Kandis was the President of Sidnak Solutions, a fully integrated CBD company, from January 2017. Until November 2019, Mr. Kandis was a veteran senior executive of Spectrum Distribution & Marketing, having over 30 years of experience in direct response marketing. Mr. Kandis and Spectrum are best known for the inspiration behind Hydroderm, Vyotech Sports Nutrition, the Hollywood Diet, Celebrity diet and many more. Mr. Kandis studied business marketing at Brigham Young University.

Spiro Kandis, Mr. Kandis has served as Chief Product Officer of CNP Operating since August 2021 and was Chief Product Officer of CNP Operating prior to the acquisition by the Company. Before its merging with CNP Operating in 2019, Mr. Kandis was the CEO of Sidnak Solutions, a fully integrated CBD company, from January 2017. Until November 2019, Mr. Kandis was the primary spokesperson for Experimental Applied Sciences (EAS), the largest sports nutrition company in the world at the time. Mr. Kandis has been involved in sports nutrition and direct response marketing for over 30 years and is best known for his involvement and creation of Hydroderm, Vyotech Sports Nutrition Vitalatrim and many more. Mr. Kandis studied sports medicine at Colorado State University.

Mario Marsillo Jr. Mr. Marsillo has been a director since April 2014 our Director of Corp Development since August 1, 2019 until August 2021, and our Chief Investment Officer since August 2021. Mr. Marsillo was until June 30, 2019 the Managing Director of Private Equity for Network 1 Financial Securities Inc., or Network 1, a New Jersey based FINRA member firm offering a wide array of investment banking services and has been with Network 1 since 2010. Prior to his association with Network 1, Mr. Marsillo acquired Skyebanc, Inc., a registered broker dealer, with a specialty towards private equity, and served as its Vice President of Private Equity and Business Development. Mr. Marsillo currently holds the Series 7, 63 79, and 24 FINRA qualifying examinations. Mr. Marsillo attended the City University of New York.

We believe Mr. Marsillo is qualified to serve as a director because Mr. Marsillo is a sophisticated businessman with investment banking and private equity experience, was an early investor in us and has previously assisted us in raising capital.

Code of Ethics

We have adopted a Code of Business Conduct Ethics that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide a copy of our Code of Ethics, free of charge, upon request.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (1)	Total ($)
Brian Ross,	2021	-		-	-	-	-	-
Chief Executive Officer	2020	338,215	(2)	-	-	-	-	-	20,525	355,529

Vince Kandis, President of CNP Operating

Spiro Kandis, Chief Product Officer of CNP Operating				-	-	-	-	-
				-	-	-	-	-	-	-

(1)	Includes health-related insurance paid by us on behalf of the officer.
(2)	Excludes $95,089 in deferred compensation paid in 2019.
(3)	Damon Stein resigned from the Company on January 2, 2020

If we elect to terminate the employment of any of the officers listed above without cause during the term of his respective employment agreement as described below, each shall be entitled to a severance payment of the greater of the remaining payments due on the term of the agreement or an annual base salary of one year, and all unvested options, bonuses and other compensation shall vest on the date of termination.

Employment Agreements

We have written employment agreements with all of our employees. The main terms of the executive employment agreements of Brian Ross, our Chairman of the Board, President and Chief Executive Officer, Vince Kandis, President of CNP Operating, and Spiro Kandis, Chief Product Officer of CNP Operating, are summarized below.

On August 25, 2021, the Company entered into new employment agreements with Brian Ross, Vince Kandis, and Spiro Kandis, (the “Employment Agreements”), each effective until December 31, 2026.  Under the Employment Agreements, Brian Ross, Vince Kandis and Spiro Kandis will each be paid an annual base salary of $300,000. Each officer is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of the Company’s Board of Directors, such bonuses not to exceed 100% of each officer’s annual base salary. Each officer is also entitled to other benefits including reimbursement for reasonable business expenses and payment towards health insurance premiums. Each Employment Agreement contains customary confidentiality and assignment of work product provisions and may be terminated by the Company without cause upon 30-days prior written notice. If the Company elects to terminate an Employment Agreement without cause during the term, such officer shall be entitled to a severance payment of the greater of the remaining payments under the Employment Agreement or an annual base salary of one year.  If terminated by the officer or for cause, the officer is entitled to amounts accrued through the date of termination.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held as of December 31, 2021 by our Executive Officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Brian Ross	206,667	-	0.31	5/24/22

Director Compensation

There was no separate director’s compensation paid during the year ended December 31, 2021. Mr. Ross and Mr. Marsillo, Jr. are compensated as our officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of December 31, 2021, we had 31,680,966 shares of our Common Stock issued and outstanding. The following, table sets forth information regarding the beneficial ownership of our Common Stock as of May 13, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our directors;

●	each of our executive officers named in the compensation tables in Item 11; and

●	all of our executive officers and directors as a group.

	Common Stock
Name	# of Shares	% of Class
Brian Ross (1)	724,000	2.2%
Mario Marsillo Jr. (2)	91,982	0.0%
Anthony Zingarelli	5,015,000	15.8%
Isaac Shehebar	8,047,600	25.4%
Spiro Kandis	2,832,000	8.9%
Vincent Kandis	1,888,000	5.9%
Emerging Growth LLC (4)	2,436,667	7.6%
All current officers and directors as a group (3 persons) (5)	7,972,649	59.9%

(1)

Includes 206,667 options held by Mr. Ross and 1,000 warrants vested held by Mr. Ross’ spouse and that will vest within the next 60 days. Mr. Ross disclaims beneficial ownership of the 1,000 warrants vested except to the extent of his pecuniary interest therein.

(2)	Includes 4,000 options vested and that will vest within the next 60 days.
(4)	Affiliate with a greater than 10% ownership.
(5)	Includes 210,667 options and 1,000 warrants vested and that will vest within the next 60 days.

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

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	8,416,944	$0.33	-
Total	8,416,944	$0.33	-

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

Related Person Transactions

None.

Director Independence

As our Common Stock is currently quoted on the OTCQB Marketplace, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the Board of Directors meet independence standards prescribed by such rules. We believe that none of our directors would qualify as “independent” if we were subject to the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of RBSM LLP, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2021	2020

Audit Fees (1)	$135,000	$81,000
Tax Fees (2)	15,000	10,000

Total Fees	$150,000	$91,000

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

b.	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Asset Purchase Agreement, dated May 15, 2019, by and between Accelerize Inc. and CAKE Software Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019).

3.1**	Composite Copy of Certificate of Incorporation, as amended as of October 10, 2014, February 4, 2019, October 22, 2019, and December 6, 2021.

3.2	Certificate of Designation of 10% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.3	Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007).

3.4	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.5	Certificate of Amendment to the Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

3.6	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.7	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2019).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

4.2	Form of Warrant to Purchase Stock issued on June 30, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016).

4.3	Form of Warrant to Purchase Stock issued November 29, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

4.4	Form of Warrant to Purchase Stock issued on August 14, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 16, 2017).

4.5	Form of Warrant to Purchase Stock issued on September 12, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019).

[Add recent warrants issued]

10.1*	Employment Agreement, dated August 25, 2021 between CFN Enterprises Inc. and Brian Ross (incorporated by reference to the Company's Current Report on Form 8-K filed on August 31, 2022).

10.2*	Employment Agreement, dated August 25, 2021 between CFN Enterprises Inc. and Vince Kandis (incorporated by reference to the Company's Current Report on Form 8-K filed on August 31, 2022).

10.3*	Employment Agreement, dated August 25, 2021 between CFN Enterprises Inc. and Spiro Kandis (incorporated by reference to the Company's Current Report on Form 8-K filed on August 31, 2022).

10.4*	Employment Agreement, dated August 25, 2021 between CFN Enterprises Inc. and Mario Marsillo, Jr. (incorporated by reference to the Company's Current Report on Form 8-K filed on August 31, 2022).

10.5*	Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

10.6*	Form of Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

10.7*	Amendment No. 1 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.8*	Amendment No. 2 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 10, 2011).

10.9*	Amendment No. 3 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

10.10*	Amendment No. 4 to Accelerize New Media, Inc. Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on May 29, 2012).

10.11*	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.12*	Form of Stock Option Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.13*	Form of Restricted Stock Agreement entered into on July 1, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2016).

10.14*	Form of Restricted Stock Agreement entered into on July 1, 2017 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2017).

10.15*	Form of Restricted Stock Agreement entered into on July 1, 2018 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.16	Form of Promissory Note issued on September 12, 2019 (incorporated by reference to the Company’s current report on Form 8-K filed on September 18, 2019).

10.17	Form of Promissory Note issued on May 6, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on June 15, 2020).

10.18

Loan Authorization and Agreement between the U.S. Small Business Administration and CFN Enterprises Inc., dated June 24, 2020, and forms of related Promissory Note and Security Agreement issued by CFN Enterprises Inc. on June 24, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on June 30, 2020).

10.19	Form of Commercial Lease Agreement dated August 5, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.20	Form of Promissory Note issued on February 8, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

10.21	Lease Agreement dated March 30, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

10.22	Form of Promissory Note issued on October 19, 2021 (incorporated by reference to the Company’s Current Report on Form 10-Q filed on October 22, 2021).

10.23	Lease Agreement (with option to purchase) dated December 9, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 9, 2021).

10.24**	Form of Promissory Note issued on April 8, 2022.

10.25**	Purchase and Sale Agreement with Kind Roots Botanicals, LLC, dated April 15, 2022.

10.26**	Form of Promissory Note entered on May 11, 2022

23.1**	Consent of RBSM LLP.

31.1**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

101.1**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

Date: May 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Brian Ross	Chairman of the Board, President and Chief Executive Officer	May 13, 2022
Brian Ross	(Principal executive officer, principal financial officer and principal accounting officer)

By: /s/ Mario Marsillo Jr.	Director	May 13, 2022
Mario Marsillo Jr.

CFN ENTERPRISES INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021 and 2020

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CFN Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CFN Enterprises, Inc. and Subsidiary (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

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

New York, NY
Dated: May 13, 2022 PCAOB ID: 587

CFN ENTERPSISES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

Assets

Current assets
Cash	$170,015	$160,115
Restricted cash	20,014	20,000
Accounts receivable, net	142,271	9,000
Inventory	157,706	39,017
Marketable Securities	46,516	-
Prepaid expenses and other current assets	115,000	14,500
Total current assets	651,522	242,632

Other assets
Investment	200,000	200,000
Right of Use Asset	663,575
Other Assets	42,131
Property and equipment	5,135,996	7,845
Total other assets	6,041,702	207,845
Total assets	$6,693,224	$450,477

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$1,997,039	$396,316
Accrued Liabilities	1,675,230	550,530
Payments in advance of securities sale	590,020
Due to related party	495,264
Deferred revenues	39,824	25,815
Current portion of notes payable	2,219,882	188,249
Current portion of right of use liability	198,869
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	7,295,951	1,240,733
Right of Use Liability	475,325
Long-term note payable, net of current portion and discounts	1,317,691	714,812
Total liabilities	9,088,967	1,955,545

Commitments and contingencies

Stockholders' deficit
Series A Preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of December 31, 2021 and 2020	1	1
Series B Preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of December 31, 2021 and 2020	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 31,679,481 and 6,986,147 shares issued and outstanding as of December 31, 2021 and 2020, respectively	31,679	6,986
Common stock issuable	-	492,500
Additional paid-in capital	46,399,451	34,379,644
Accumulated deficit	(48,833,880)	(36,384,202)
Accumulated other comprehensive income	-	-
Total stockholders' deficit	(2,402,746)	(1,505,068)
Non-controlling interest	7,003	-
Total stockholders’ deficit	(2,395,743)	(1,505,068)
Total liabilities and stockholders' deficit	$6,693,224	$450,477

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2021	2020

Net revenues	$3,157,783	$506,490
Cost of revenue	3,539,636	536,738
Gross loss	(381,853)	(30,248)

Operating expenses:
Impairment charge	9,355,657	-
Selling, general and administrative	2,691,258	1,199,410
Total operating expenses	12,046,915	1,199,410

Loss from operations	(12,428,768)	(1,229,658)

Other income (expense):
Loss on extinguishment of debt	(172,500)	(71,377)
Other income	-	10,000
Unrealized loss on marketable securities	(45,658)
SBA PPP loan forgiveness	526,000
Interest expense	(93,170)	(51,615)
Interest income	10,011	19
Total other income (expense)	224,683	(112,973)

Net loss before provision for income taxes	(12,204,085)	(1,342,631)
Provision for income taxes	-	-
Net loss from continuing operations	(12,204,085)	(1,342,631)
Loss from discontinued operations, net of tax	-	(80,422)
Net loss	$(12,204,085)	$(1,423,053)
Preferred stock interest	240,000	240,000
Net loss available to common shareholders	$(12,444,085)	$(1,663,053)
Net loss attributable to non-controlling interest	(5,593)
Net loss available to common shareholders	$(12,449,678)	$(1,663,053)
Net loss from continuing operations per share, basic and diluted	$(0.77)	$(0.24)

Net loss from discontinued operations per share, basic and diluted	$(0.00)	$(0.01)

Net loss per share, basic and diluted	$(0.77)	$(0.25)

Weighted average number of common
shares outstanding, basic and diluted	16,227,143	6,784,028

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended
	December 31,	December 31,
	2021	2020

Net loss	$(12,449,678)	$(1,591,676)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	(456)
Total other comprehensive loss, net of tax	-	(456)
Comprehensive loss	$(12,449,678)	$(1,592,132)

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Non-controlling	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interest	Income	Total

Balance, December 31, 2019	500	$1	3,000	$3	6,645,314	$6,645	$-	$34,124,360	$(34,721,149)	$-	$(83,473)	$(673,613)

Share based compensation	-	-	-	-	20,833	21	-	15,604	-	-	-	15,625
							$492,500					492,500
Shares issued as payment of accounts payable and accrued interest					320,000	320		239,680				240,000
Preferred stock interest	-	-	-	-	-	-		-	(240,000)	-	-	(240,000)
Net loss	-	-	-	-	-	-		-	(1,423,053)	-	-	(1,423,053)
Foreign currency translation											83,829	83,829
Balance, December 31, 2020	500	$1	3,000	$3	6,986,147	$6,986	$492,500	$34,379,644	$(36,384,202)	$-	$-	$(1,505,068)

Shares issued as payment for accrued interest	-	-	-	-	116,667	117	-	157,383	-	-	-	157,500
Non-controlling interest partner										1,410
Issuance of common stock for interest	-	-	-	-	943,333	943	(492,500)	661,557	-	-	-	170,000
Shares issued as exercise of warrant							50,000					50,000
Payment of CSIS Debt by shareholder								554,500				554,500
Issuance of common stock for CNP	-	-	-	-	23,600,000	23,600	-	10,596,400	-	-	-	10,620,000
Shares issued as for exercise of warrant	-	-	-	-	33,333	33	(50,000)	49,967	-	-	-	-
Preferred stock interest	-	-	-	-	-	-	-	-	(240,000)		-	(240,000)
Net loss	-	-	-	-	-	-	-	-	(12,209,678)	5,593	-	(12,204,085)
Balance, December 31, 2021	500	$1	3,000	$3	31,679,481	$31,679	$-	$46,399,451	$(48,833,880)	$7,003	$-	$(2,395,743)

See accompanying notes to the consolidated financial statements

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2021	2020

Cash flows from operating activities
Net loss	$(12,204,085)	$(1,423,053)
Gain (loss) from discontinued operations	-	(80,422)
Net loss from continuing operations	(12,204,085)	(1,342,631)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382,916	1,809
Loss on extinguishment of debt	172,500	71,377
Amortization of deferred financing cost	4,437	5,884
Provision for bad debt	-	20,000
Share-based compensation	-	15,625
Forgiveness of SBA PPP loan	(526,000)	-
Impairment of long-term asset	9,355,657	-
Unrealized gain (loss) on marketable securities	45,660	-
Amortization of Right of Use Asset	67,461	-
Non-controlling interest	1,410	-
Changes in operating assets and liabilities:
Accounts receivable	364,694	43,649
Inventory	488,074	(39,017)
Prepaid expenses and other current assets	32,500	(10,364)
Accounts payable and accrued expenses	1,547,899	756,430
Deferred revenue	14,009	10,081
Right of use of liability	(91,346)	-

Net cash used in operating activities of continuing operations	(344,214)	(467,157)
Net cash used in operating activities of discontinued operations	-	(16,365)
Net cash used in operating activities	(344,214)	(483,522)

Cash flows from investing activities
Purchase of property and equipment	52,543	(6,634)
Payments for investment	(92,176)	(200,000)
Cash acquired in acquisition of CNP operating, LLC.	62,518	-
Net cash provided by (used in) investing activities	22,885	(206,634)
Cash flows from financing activities
Payment of preferred stock interest	-	(60,000)
Proceeds from sale of common stock	10,000	410,000
Proceeds from warrant exercised	50,000	-
Payment of notes payable	(140,651)
Proceeds from promissory notes	411,894	413,000
Net cash provided by financing activities	331,243	763,000
Net cash used in financing activities of discontinued operations	-	-
Net cash provided by financing activities	373,495	763,000

Effect of exchange rate fluctuations on cash	-	(456)

Net change in cash and restricted cash	9,914	72,388
Cash and restricted cash, beginning of the period	180,115	107,727
Cash and restricted cash, end of the period	$190,029	$180,115

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Fair value of warrants issued in connection with line of credit and promissory notes	$-	$-
Accrual of preferred stock interest	$240,000	$240,000
Accrued interest reclassed to credit facility	$-	$-
Issuance of common stock sold in previous year	$492,500	$-
Addition of Right of Use Asset	$181,134	$-
Investments received for services	$92,175	$-
Issuance common stock for acquisition of CNP Operating, LLC	$10,620,000	$-
Issuance of common stock for payment of accrued preferred stock interest	$-	$104,931
Issuance of common stock as payment of accounts payable and accrued expenses	$-	$146,192

See accompanying notes to consolidated financial statements

CFN ENTERPRISES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

The Company had a working capital deficit of $6,644,429 and an accumulated deficit of $48,833,880 as of December 31, 2021.  The Company also had a net loss of $12,449,678 for the year ended December 31, 2021.

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

Segment Reporting

The Company’s sponsored content and marketing business acquired from Emerging Growth in June 2019 has historically been its one reportable segment.  In late 2020, the Company launched an e-commerce network focused on the sale of general wellness CBD products.  As of December 31, 2021, sales of these products and the operating activities associated with the e-commerce business have not been significant.  However, management expects this e-commerce business to eventually become a reportable segment under GAAP as the business grows and the activity becomes more significant. The Company’s acquisition of CNP Operating in August 2021 results in an additional reporting segment that will be provided in future periods.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. During the year ended December 31, 2021 and 2020, the Company had restricted cash balances of $20,014 and $20,000, respectively, included as a component of total cash and restricted cash as presented on the accompanying consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of December 31, 2021 and 2020 amounted to $337,192 and $183,750, respectively.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses relating to continuing operations for the year ended December 31, 2021 and 2020 amounted to $69,725 and $128,981, respectively.

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

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. There was an impairment charge of $9,355,657 during the year ended December 31, 2021 related to the impairment of goodwill acquired from the CNP Operating Agreement.

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

There were no impairment charges recorded related to investments during the year ended December 31, 2021 or 2020.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of December 31, 2021, the Company had 210,667 outstanding stock options, 311,112 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As of December 31, 2020, the Company had 210,667 outstanding stock options and 350,463 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consist of the following:

	December 31,	December 31,
	2021	2020

Machinery & equipment	$7,732,643	$12,546
Furniture and equipment and leasehold improvements	411,294	2,227
	8,143,937	14,773

Less: accumulated depreciation	(3,007,941)	(6,928)

	$5,135,996	$7,845

Depreciation expense from continuing operations for the year ended December 31, 2021 and 2020 amounted to $483,920 and $1,809, respectively.

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

December 31, 2021
Balances at beginning of year	$-
Additions	92,175
Sale of marketable securities	-
Change in fair value	(45,659)
Balances at period end	$46,516

The Company accounts for its investments in equity securities in accordance with ASC 321-10 Investments - Equity Securities. The equity securities may be classified into two categories and accounted for as follows:

•	Equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income, the fair value of equity investments with fair values is primarily obtained from third-party pricing services.

•	Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. Any dividends received are recorded in interest income. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value Measurement to evaluate the observed transaction(s) and adjust the fair value of the equity investment

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company considers marketable securities quoted on the NASDAQ, Canadian Stock Exchange and OTC Pink sheets and then discounts the value after considering Rule 144 restrictions and market liquidity to be fair valued with Level 1 inputs. The Company had the following financial assets of December 31, 2021:

	Balance as of December 31, 2021	Significant Unobservable Inputs (Level 1)	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Securities	$46,516	$46,516	$-	$-
Total Assets	$46,516	$46,516	$-	$-

NOTE 6: NOTE PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. In May 2021, the Company and the holder of the promissory note reached an agreement to extend the maturity date of the note from September 30, 2022 to September 30, 2024. In connection with the extension, the Company issued 133,333 shares of its common stock to the noteholder in lieu of $40,000 of interest accrued and accruing on the promissory note through December 31, 2021.

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000.

The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $4,427 and $4,425 for the nine months ended September 30, 2021 and 2020, respectively. As of December 31, 2021, the net book value of the promissory note amounted to $494,498 including the principal amount outstanding of $500,000 net of the remaining discount of $5,502.

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

On February 25, 2021, the Company entered into a secondary promissory note, or the Second PPP Note, with Pacific Western Bank, evidencing an unsecured loan, or the Second Loan, in the amount of $263,000 made to the Company under the PPP. The interest rate on the Loan is 1.0% per annum. The Note matures on May 6, 2022. The Company applied for full forgiveness of the amounts due under the Note and received forgiveness in February 2022 therefore the company has recorded the forgiveness as of December 31, 2021.

On October 28, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $2,218,000 at December 31, 2021.

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $300,000 at December 31, 2021.

On June 6, 2020, the Company’s subsidiary CNP Operating entered into a second promissory note payable with Eagle whereby the Company borrowed $300,000 bearing interest at 18% per annum. The outstanding balance of the note was $20,000 December 31, 2021.

On May 12, 2021 the Company’s subsidiary CNP Operating restructured the CSBG note payable of $2,957,000, the Eagle #1 note payable of $550,000 and the Eagle #2 note payable of $300,000 by entering into a payment and indemnification agreement with the receivers/trustee of CBSG and Eagle. The receiver has agreed that the balance of the outstanding amounts will be paid over the course of 24 months in equal payments of $158,625. Further, the Company shall pay $20,000 per month toward the balance and Anthony Zingarelli (“Zingarelli”) and Colorado Sky Industrial Supply LLC (“CSIS”), agree to personally pay the sum of $138,625 per month. Zingarelli is the only member of CNP Operating that signed a personal guarantee on the loans and Zingarelli is the sole member of CSIS. Zingarelli and CSIS has agreed to indemnify and hold the Company harmless from any and all losses, liabilities and claims. If a loss is incurred by the Company with respect to any claims, Zingarelli shall reimburse the Company for the amount of any such loss. The Company has recorded the Zingarelli payments during the period as contributions to additional paid in capital.

On January 10, 2020 the Company’s subsidiary CNP Operating purchased a distillation machine for $248,000. The company paid $108,000 and entered into a promissory note with company owned by one of the partners. The original value of the note was $140,000 and has no terms such as interest rate, maturity or monthly payments. Imputed interested was not material. The outstanding balance of the note was $42,252 at December 31, 2021.

On Nov 19, 2020 the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on Nov 19, 2025. Imputed interested was not material. The outstanding balance of the note was $45,508 at December 31, 2021.

The Company’s subsidiary CNP Operating also entered into a note payable during 2020 with the landlord for additional improvements to the facility in Centennial, Colorado. The outstanding balance of this note was $11,708 at December 31, 2020 and $43,261 as of December 31, 2021 because additional improvements were completed during the period.

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

Future scheduled maturities of long-term debt are as follows.

Year Ended
December 31,

2022	$2,219,882
2022	657,621
2023	26,047
2024	509,163
2025	3,153
Thereafter	121,706
Total	$3,537,573

The aggregate current portion of long-term debt as of December 31, 2021 amounted to $2,219,882, which represents the contractual principal payments due in the next 12 months period.

NOTE 7: STOCKHOLDERS’ DEFICIT

Common Stock

On December 6, 2021, the Company effected a reverse split of its outstanding common stock in the ratio of 1-for-15.

Effective April 3, 2020, the Company granted 33,333 of restricted shares of its common stock to a consultant for services as an advisory board member, with 16,667 shares vesting immediately and the remainder vesting in four equal quarterly installments commencing on July 1, 2020. During 2020, the Company recorded $15,625 of share-based compensation expense. The arrangement was terminated on July 17, 2020, and the unvested portion of the restricted stock grant of 12,500 shares were forfeited.

Effective August 6, 2020, the Company and Emerging Growth reached an agreement whereby the Company issued 320,000 shares of its common stock with a value of $240,000 to Emerging Growth as payment for outstanding liabilities due to Emerging Growth totaling $209,931.  The outstanding liabilities due to Emerging Growth included $104,931 in outstanding accrued interest on the Series B Preferred Stock through August 31, 2020, as well as $105,000 of outstanding payables.  The additional $30,069 was recorded as loss on extinguishment of debt during 2020.

Effective October 13, 2020, the Company and the holder of its $500,000 promissory note payable issued on September 10, 2019 (see Note 5) reached an agreement whereby the Company agreed to issue 110,000 shares of its common stock with a value of $82,500 to the noteholder as payment of $41,192 of accrued interest on the promissory note.  This resulted in a loss on extinguishment of debt of $41,308 in 2020.  The common shares were issued on January 2, 2021 and are reflected as common shares issuable as of December 31 2020.

In December 2020, the Company received $410,000 in cash in respect of a sale of an aggregate total of 700,000 shares of its common stock for proceeds of $420,000.  The Company received the remaining $10,000 for the sale in January 2021 and the common shares were issued in January 2021.  The Company has reflected the $410,000 received in common shares issuable in the statement of shareholders equity.

In January 2021, the Company issued 810,000 shares of common stock, of which 793,333 were issuable on December 31, 2020 and 16,667 were sold in 2021 for $10,000.

In March 2021, the Company issued 116,667 shares of common stock in exchange for $105,000 of interest accrued to Emerging Growth as a result of holding the Series B Preferred stock. The fair value of the shares was $157,500 and the Company recognized a loss on extinguishment of debt in the amount of $52,500.

In May 2021, in connection with the maturity extension of the $500,000 promissory note (Note 4), the Company issued 133,333 shares of its common stock to the noteholder in lieu of $40,000 of interest accrued and accruing on the promissory note through December 31, 2021. The fair value of the shares was $160,000 and the Company recognized a loss on extinguishment of debt in the amount of $120,000.

In June 2021, the Company received $50,000 in cash in respect to an exercise of warrants by a Note holder. The Company has reflected the $50,000 received in common shares issuable in the statement of stockholder’s equity as the Company issued 33,333 shares of common stock on July 7, 2021.

On August 23, 2021, the Company entered into securities purchase agreements with CNP Operating, whereby the Company acquired 100% of CNP Operating from the Owners in exchange for an aggregate of 23,600,000 shares of Company common stock. The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On June 20, 2019, the Company issued 3,000 shares of Series B Preferred Stock to Emerging Growth each with a stated value of $1,000 per share, as part of the Emerging Growth Agreement. The aggregate fair value of $687,000 was recorded as part of the acquisition price of the net assets acquired from Emerging Growth. The Series B Preferred Stock accumulates dividends at 6% per annum and is convertible into the Company’s common stock at the election of Emerging Growth at a conversion price per share to be mutually agreed between the Company and Emerging Growth in the future, without voting rights or a liquidation preference, except with respect to accrued penalty interest.

For the year ended December 31, 2021 and 2020, the Company incurred $240,000 and $240,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the year ended December 31, 2021 and 2020.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Warrants	Price	(Years)

Outstanding at January 1, 2020	502,930	$7.95	4.16
Forfeited/cancelled	(152,467)	7.80
Outstanding at December 31, 2020	350,463	7.80	3.56
Exercised	(4,630)	$1.50
Forfeited/cancelled	(33,333)	6.75
Outstanding at December 31, 2021	312,500	$4.95	2.61

Vested and expected to vest at December 31, 2021	312,500	$4.95	2.61

Exercisable at December 31, 2021	312,500	$4.95	2.61

As of December 31, 2021 all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

The warrants granted during 2021 and 2020 were valued using the Black-Scholes pricing method using the following assumptions below.

	2021	2020
Expected life in years	NA	NA
Stock price volatility	NA	NA
Risk free interest rate	NA	NA
Expected dividends	NA	NA
Estimated forfeiture rate	NA	NA

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan is currently 1,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The Plan expired on December 14, 2016.

The following summarizes the Company’s stock option activity for the year ended December 31, 2021 and 2020.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at January 1, 2020	421,333	$4.95	2.45
Forfeited/cancelled	(210,667)	12.90
Outstanding at December 31, 2020	210,667	$4.95	1.44
Forfeited/cancelled	-
Outstanding at December 31, 2021	210,667	$4.95	.94

Vested and expected to vest at December 31, 2021	210,667	$4.95	.94

Exercisable at December 31, 2021	210,667	$4.95	.94

As of December 31, 2021 all outstanding options were fully vested and there is no remaining unrecorded compensation expense.

NOTE 8: DISCONTINUED OPERATIONS

During May 2019, the Company decided to discontinue most of its operating activities pursuant to the Asset Purchase Agreement entered into with CAKE Software, Inc. (see Note 1).

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2021 and 2020, and consist of the following:

	December 31,	December 31,
	2021	2020

Current liabilities of discontinued operations
Accounts payable and accrued expenses	$79,823	$79,823
Total current liabilities of discontinued operations	$79,823	$79,823

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations. The results of the discontinued operations of the CAKE Marketing UK Business for the year ended December 31, 2021 and 2020 have been reflected as discontinued operations in the consolidated statements of operations, and consist of the following:

	For the Year Ended
	December 31,	December 31,
	2021	2020

Net revenues	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
Research and development	-	-
Sales and marketing	-	-
General and administrative	-	(3,507)
Total operating expenses		(3,507)

Loss from operations	-	3,507

Other income (expense):
Gain on sale of discontinued operations	-	-
Loss on foreign currency translation	-	(83,929)
Interest income	-	-
Interest expense	-	-
Total other income (expense)	-	(83,929)

Net income (loss) from discontinued operations before provision for income taxes	-	(80,422)
Provision for (benefit from) income taxes	-	-
Net income (loss) from discontinued operations	$-	$(80,422)

NOTE 9: INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2021 and 2020 consisted of the following. The provision for income taxes in 2020 is a result of the gain on the sale of the CAKE Business, and therefore has been classified as a component of discontinued operations.

Years Ended
December 31,
	2021	2020
Current
Federal	-	-
State	-	-
Total current	$-	$-
Deferred
Federal	-	-
State	-	-
Total deferred	$-	$-
Total	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended
	December 31,
	2021	2020
Statutory federal rate	-	21.0%
State income taxes net of federal income tax benefit	-	0.7%
Permanent differences for tax purposes	-	0.0%
Change in valuation allowance	-	-20.3%
Effective income tax rate	-	0.0%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets and liabilities are as follows:

	Years Ended
	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$3,518,643	$3,518,643
Impairment of intangible assets	1,054,294	1,054,294
Stock-based compensation	21,163	21,163
Other temporary differences	(321,112)	(321,112)
Total deferred tax assets	4,272,988	4,272,988
Change in valuation allowance	(4,272,988)	(4,272,988)
Effective income tax rate	$-	$-

At December 31, 2021, the Company had available net operating loss carryovers of approximately $13.1 million that may be applied against future taxable income and expires at various dates between 2027 and 2039, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

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

NOTE 10: ACQUISITONS

On August 25, 2021, the Company acquired CNP Operating for a purchase price consideration consisting of 23,600,000 shares of the Company’s common stock valued at $10,620,000.

Also, during 2019, CNP Operating acquired certain inventory from CSIS and a portion of that inventory became damaged or obsolete.  CNP Operating assumed the obligation for the debt with CBSG for $3,050,000 and CSIS and its sole member guaranteed the CBSG debt.  CSIS has agreed to fund the loan repayments at $138,625 per month for 24 months.  The original balance of the CBSG debt assumed by CNP Operating has been offset as a contribution receivable from CSIS and treated as an initial reduction in members’ equity.  As payments are made by CSIS on the CBSG debt the balance of those payments will be treated as members’ contributions. That balance was $2,218,000 at December 31, 2021.

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

The purchase price was 23,600,000 shares of common stock at $0.45 per share totaling $10,620,000.

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

The following unaudited pro forma consolidated results of operations have been prepared, expressed in rounded thousands, as if the acquisition of CNP Operating had occurred as of January 1, 2020:

	Years Ended December 31,
	2021	2020

Revenue	$10,602,000	$6,183,000

Net loss from continuing operations	$(874,000)	$(3,419,000)

Net loss per share from continuing operations	$(0.05)	$(0.50)

Weighted average number of common stock shares – Basic and diluted	16,227,143	6,784,028

NOTE 11: LEASES

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

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases maturing as of December:

Operating Leases
2022	$198,869
2023	256,155
2024	262,727
2025	74,161
Thereafter	-
Total minimum lease payments including interest	791,912
Less: Amounts representing interest	(117,718)
Present value of minimum lease payments	674,194
Less: Current portion of lease liabilities	(198,869)
Non-current portion of lease liabilities	$475,325

Cash payments on lease liabilities	$1,035,002
Weighted average remaining lease term	3.5 year
Weighted average discount rate	10%

NOTE 12: COMMITMENTS AND CONTINGENCIES

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

On October 18, 2021 the Company settled a vendor dispute in the amount of $100,000 of which the initial payment of $40,000.00 was paid on the execution of the settlement and balance to paid in 48 equal monthly payments of $1,250.00. The balance as of December 31, 2021 is $56,250

NOTE 13: SUBSEQUENT EVENTS

On April 14, 2022, the Company entered into securities purchase agreements with investors for the purchase of an aggregate of 1,142,898 shares of common stock at a purchase price of $0.70 per share for gross proceeds of approximately $800,000. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 29, 2022, the Company issued 1,000,000 shares of common stock in connection with the closing of the purchase of property in Wray, Colorado, by the Company’s subsidiary CFN Real Estate II, LLC. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 11, 2022, the Company’s subsidiary, CFN Real Estate II, LLC,  entered into a promissory note with a lender for the repayment of $500,000 in connection with the $500,000 refinancing of the Company’s property located in Wray, Colorado. The company received the proceeds from the refinancing on May 13, 2022. Accrued interest at the rate of 12% is payable monthly commencing on June 15, 2022, and the principal of the promissory note is payable upon maturity on June 15, 2024. The lender received a security interest in the property and equipment contained therein as collateral for the promissory note.  The promissory note contains customary events of default and other conditions.

