Form 10-K/A
period 2021-12-31
CFN Enterprises Inc.
filed 2022-05-17
CIK 1352952

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K amends our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Original 10-K”), which was filed with the Securities and Exchange Commission on May 16, 2022. We are filing this Amendment No. 1 solely to file Exhibit 101, which was not included in the Original 10-K. Exhibit 101 contains interactive data files in eXtensible Business Reporting Language (XBRL).

Except as described above, this Amendment No. 1 does not, and does not purport to, amend, modify, update or restate any information set forth in the Original 10-K, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to May 16, 2022.

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

10.19	Form of Commercial Lease Agreement dated August 5, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.20	Form of Promissory Note issued on February 8, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

10.21	Lease Agreement dated March 30, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

10.22	Form of Promissory Note issued on October 19, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2021).

10.23	Lease Agreement (with option to purchase) dated December 9, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 9, 2021).

10.24	Form of Promissory Note issued on April 8, 2022 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.25	Purchase and Sale Agreement with Kind Roots Botanicals, LLC, dated April 15, 2022 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.26	Form of Promissory Note entered on May 11, 2022 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

23.1	Consent of RBSM LLP (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

31.1**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

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

Date: May 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Brian Ross	Chairman of the Board, President and Chief Executive Officer	May 17, 2022
Brian Ross	(Principal executive officer, principal financial officer and principal accounting officer)

By: /s/ Mario Marsillo Jr.	Director	May 17, 2022
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

The following summarizes the Company’s stock option activity for the year ended December 31, 2021 and 2020.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at January 1, 2020	421,333	$4.95	2.45
Forfeited/cancelled	(210,667)	12.90
Outstanding at December 31, 2020	210,667	$4.95	1.44
Forfeited/cancelled	-
Outstanding at December 31, 2021	210,667	$4.95	0.94

Vested and expected to vest at December 31, 2021	210,667	$4.95	0.94

Exercisable at December 31, 2021	210,667	$4.95	0.94

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

	For the Year Ended
	December 31,	December 31,
	2021	2020

Net revenues	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses:
Research and development	-	-
Sales and marketing	-	-
General and administrative	-	(3,507)
Total operating expenses		(3,507)

Loss from operations	-	3,507

Other income (expense):
Gain on sale of discontinued operations	-	-
Loss on foreign currency translation	-	(83,929)
Interest income	-	-
Interest expense	-	-
Total other income (expense)	-	(83,929)

Net income (loss) from discontinued operations before provision for income taxes	-	80,422)
Provision for (benefit from) income taxes	-	-
Net income (loss) from discontinued operations	$-	$(80,422)

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

