Form 10-Q
period 2022-03-31
CFN Enterprises Inc.
filed 2022-06-07
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of June 1, 2022 was 33,823,864.

When used in this quarterly report, the terms “CFN Enterprises,” “the Company,” “we,” “our,” and “us” refer to CFN Enterprises Inc., a Delaware corporation, and its consolidated subsidiaries, unless the context indicates otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations for 2022, our expectations for revenue sources, costs of revenue and expenses going forward, and that we will continue to pursue strategic transactions and opportunities, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of CFN Enterprises Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” contained in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on May 16, 2022. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets

Current assets
Cash	$110,260	$170,015
Restricted cash	20,016	20,014
Accounts receivable, net	364,853	142,271
Inventory	96,458	157,706
Marketable Securities	46,516	46,516
Prepaid expenses and other current assets	119,000	115,000
Total current assets	757,103	651,522

Other assets
Investments, at cost	200,000	200,000
Right of Use Asset	614,823	663,575
Other Assets	46,631	42,131
Property and equipment	4,768,850	5,135,996
Total other assets	5,630,304	6,041,702
Total assets	$6,387,407	$6,693,224

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$2,850,736	$1,997,039
Accrued Liabilities	1,904,278	1,675,230
Payments in advance of securities dale	712,395	590,020
Due to related party	440,707	495,264
Deferred revenues	22,878	39,824
Current portion of notes payable	2,219,882	2,219,882
Current portion of right of use liability	198,869	198,869
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	8,429,568	7,295,951
Right of use liability	404,219	475,325
Long-term note payable, net of current portion and discounts	895,692	1,317,691
Total liabilities	9,729,479	9,088,967

Commitments and contingencies

Stockholders' deficit
Series A Preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1	1
Series B Preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 31,679,481 and 31,679,481 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	31,679	31,679
Common stock issuable	-	-
Additional paid-in capital	46,815,326	46,399,451
Accumulated deficit	(50,196,062)	(48,833,880)
Total stockholders' deficit	(3,349,053)	(2,402,746)
Non-controlling interest	6,981	7,003
Total stockholder’s deficit	(3,342,072)	(2,395,743)
Total liabilities and stockholders' deficit	$6,387,407	$6,693,224

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Net revenues	$1,519,291	$207,642
Cost of revenue	2,283,683	127,627
Gross profit (loss)	(764,392)	80,015

Operating expenses:
Selling, general and administrative	491,498	330,031
Total operating expenses	491,498	330,031

Loss from operations	(1,255,890)	(250,016)

Other income (expense):
Loss on extinguishment of debt	-	(52,500)
Interest expense	(46,316)	(14,190)
Interest income	2	2
Total other income (expense)	(46,314)	(66,688)

Net loss before provision for income taxes	(1,302,204)	(316,704)
Provision for income taxes	-	-
Net loss	$(1,302,204)	$(316,704)
Preferred stock interest	60,000	60,000
Net loss available to common shareholders	$(1,362,204)	$(376,704)
Net loss attributable to non-controlling interest	23	-
Net loss available to common shareholders	(1,362,181)	$(376,704)

Net loss per share, basic and diluted	$(0.04)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	31,679,481	7,661,666

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Minority
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interest	`	Total

Balance, December 31, 2020	500	$1	3,000	$3	6,986,147	$6,986	$492,500	$34,379,644	$(36,384,202)	$-		$(1,505,072)
Preferred stock interest	-	-	-	-	-	-		-	(60,000)			(60,000)
Issuance of common stock					810,000	810	$(492,500)	501,690				10,000
Shares issued as payment for accrued interest					116,667	117		157,383				157,500
Net loss	-	-	-	-	-	-		-	(316,704)			(316,704)
Non-Controlling interest partner contribution	-	-	-	-	-	-		-	-
Balance, March 31, 2021	500	$1	3,000	$3	7,912,814	$7,913	$-	$35,038,717	$(36,760,905)	$		$(1,412,271)

Balance, December 31, 2021	500	$1	3,000	$3	31,679,481	$31,679	$-	$46,399,451	$(48,833,880)	$7,003		$(2,395,743)
Payment of CSIS debt by shareholder								415,875				415,875
Preferred stock interest	-	-	-	-	-	-	-	-	(60,000)			(60,000)
Net loss	-	-	-	-	-	-	-	-	(1,302,182)	(23)		(1,302,204)
Balance, March 31, 2022	500	$1	3,000	$3	31,679,481	$31,679	$-	$46,815,326	$(50,196,062)	$6,980		$(3,342,072)

See accompanying notes to the unaudited condensed financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2022	March 31, 2021

Cash flows from operating activities
Net loss	$(1,302,204)	$(316,704)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381,200	572
Loss on extinguishment of debt	-	52,500
Amortization of deferred financing cost	1,479	1,468
Amortization of right of use asset	48,752
Provision for bad debt	-	-

Changes in operating assets and liabilities:
Accounts receivable	(222,582)	(123,131)
Inventory	61,248	(7,540)
Prepaid expenses and other current assets	(8,500)	-
Accounts payable and accrued expenses	1,090,563	50,250
Right of use liability, net	(71,106)	-
Deferred revenue	(16,946)	112,426

Net cash used in operating activities of continuing operations	(38,096)	(230,159)
Net cash used in operating activities of discontinued operations	-	-
Net cash used in operating activities	(38,096)	(230,159)

Cash flows from investing activities
Purchase of Fixed Assets	(14,054)
Payment for investment		(35,000)

Net cash provided by (used in) investing activities	(14,054)	(35,000)

Cash flows from financing activities
Proceeds from sale of common stock	-	10,000
Proceeds from promissory note	-	263,000
Payment of promissory note	(7,603)	-

Net cash (used in) provided by financing activities	(7,603)	273,000

Effect of exchange rate fluctuations on cash	-	-

Net change in cash and restricted cash	(59,753)	7,841
Cash and restricted cash, beginning of the period	190,029	180,115
Cash and restricted cash, end of the period	$130,276	$187,956

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing information:
Accrual of preferred stock interest	$60,000	$60,000
Issuance of common stock sold in previous year	-	$492,500
Issuance of common stock for payment of accrued preferred stock interest	-	$157,500

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

The Company had a working capital deficit of $7,672,465 and an accumulated deficit of $50,196,062 as of March 31, 2022.  The Company also had a net loss of $1,362,181 for the three months ended March 31, 2022.

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

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020, which are included in the Company’s December 31, 2021 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on May 16, 2022.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended March 31, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. At March 31, 2022, the Company had a restricted cash balance of $20,016 included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of March 31, 2022 and December 31, 2021 amounted to $366,192 and $337,192, respectively.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended March 31, 2022 and 2021 amounted to $11,214 and $5,606, respectively.

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

For interim periods, the Company uses the effective income tax rate method resulting in zero income tax for the three months ended March 31, 2022 and 2021.

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

There were no impairment charges recorded related to investments during the three months ended March 31, 2022.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of March 31, 2022, the Company had 210,667 outstanding stock options and 311,112 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As of March 31, 2021, the Company had 311,112 outstanding stock options and 210,667 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	March 31 2022	December 31, 2021
Machinery & equipment	$7,746,697	$7,732,643
Furniture and equipment and leasehold improvements	411,294	411,294
	8,157,991	8,143,937
Less: accumulated depreciation	(3,389,141)	(3,007,941)
	$4,768,850	$5,135,996

Depreciation expense for the three months ended March 31, 2022 and 2021 amounted to $381,200 and $572, respectively.

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

December 31, 2021
Balances at beginning of year	$46,516
Additions	-
Sale of marketable securities	-
Change in fair value
Balances at period end	$46,516

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company considers marketable securities quoted on the NASDAQ, Canadian Stock Exchange and OTC Pink sheets and then discounts the value after considering Rule 144 restrictions and market liquidity to be fair valued with Level 1 inputs. The Company had the following financial assets of March 31, 2022:

	Balance as of March 31, 2022	Significant Unobservable Inputs (Level 1)	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable Securities	$46,516	$46,516	$-	$-
Total Assets	$46,516	$46,516	$-	$-

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

The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,479 and $1,468 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the net book value of the promissory note amounted to $497,456 including the principal amount outstanding of $500,000 net of the remaining discount of $2,544.

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

On October 28, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $1,802,125 at March 31, 2022.

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at March 31, 2022.

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

On January 10, 2020 the Company’s subsidiary CNP Operating purchased a distillation machine for $248,000. The company paid $108,000 and entered into a promissory note with company owned by one of the partners. The original value of the note was $140,000 and has no terms such as interest rate, maturity or monthly payments. Imputed interested was not material. The outstanding balance of the note was $25,806 at March 31, 2022.

On Nov 19, 2020 the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on Nov 19, 2025. Imputed interested was not material. The outstanding balance of the note was $42,603 at March 31, 2022.

The Company’s subsidiary CNP Operating also entered into a note payable during 2020 with the landlord for additional improvements to the facility in Centennial, Colorado. The outstanding balance of this note was $11,708 at December 31, 2020 and $42,603 as of March 31, 2022 because additional improvements were completed during the period.

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

Future scheduled maturities of long-term debt are as follows.

Year Ending December 31,

2022	$2,219,882
2023	224,235
2024	23,650
2025	504,480
2026	3,153
Thereafter	140,173
Total	$3,115.574

The aggregate current portion of long-term debt as of March 31, 2022 amounted to $2,219,882, which represents the contractual principal payments due during the remainder of 2022.

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

For the three months ending March 31, 2022 and 2021, the Company incurred $60,000 and $60,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the three months ended March 31, 2022.

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at December 31, 2021	312,500	$4.95	2.61
Forfeited	-	0.00
Outstanding at March 31, 2022	312,500	$4.95	2.61

Vested and expected to vest
at March 31, 2022	312,500	$4.95	2.61

Exercisable at March 31, 2022	312,500	$4.95	2.61

As of March 31, 2022, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 1,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares.  The Plan expired on December 14, 2016.

The following summarizes the Company’s stock option activity for the three months ended March 31, 2022.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life Years)

Outstanding at December 31, 2021	210,667	$4.95	0.94
Granted/forfeited/cancelled	-
Outstanding at March 31, 2022	210,667	$4.95	0.94

Vested and expected to vest
at March 31, 2022	210,667	$4.95	0.94

Exercisable at March 31, 2022	210,667	$4.95	0.94

As of March 31, 2022, all outstanding options were fully vested and there is no remaining unrecorded compensation expense.

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

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

On October 18, 2021 the Company settled a vendor dispute in the amount of $100,000 of which the initial payment of $40,000.00 was paid on the execution of the settlement and balance to paid in 48 equal monthly payments of $1,250.00. The balance as of March 31, 2022 is $52,500.

NOTE 10: SUBSEQUENT EVENTS

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

On May 11, 2022, the Company’s subsidiary, CFN Real Estate II, LLC,  entered into a promissory note with a lender for the repayment of $500,000 in connection with the $500,000 refinancing of the Company’s property located in Wray, Colorado. The company received the proceeds from the refinancing on May 16, 2022. Accrued interest at the rate of 12% is payable monthly commencing on June 15, 2022, and the principal of the promissory note is payable upon maturity on June 15, 2024. The lender received a security interest in the property and equipment contained therein as collateral for the promissory note.  The promissory note contains customary events of default and other conditions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2021. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

The CFN Business competes with other public relations firms for clients, as well as online publishers for investors. Public relations competition includes investor awareness firms like Stockhouse Publishing, Catalyst Xchange, Stonebridge Partners and Midan Ventures. Online publisher competition includes firms like New Cannabis Ventures, Leafly and High Times. The CFN Business is regulated by rules established by the SEC, FINRA, and certain federal and state cannabis regulations

Our corporate website is: www.cfnenterprisesinc.com, the contents of which are not part of this quarterly report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "CNFN."

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following are the results of our operations for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021:

	For the Three Months Ended
	March 31, 2022	March 31, 2021	Change

Net revenues	$1,519,291	$207,632	$1,311,649
Cost of revenue	2,283,683	127,627	2,156,056
Gross profit (loss)	(764,392)	80,015	(844,407)

Operating expenses:
Selling, general and administrative	491,498	330,031	161,467
Total operating expenses	491,498	330,031	161,467

Loss from operations	(1,255,890)	(250,016)	(1,005,874)

Other income (expense):
Loss on extinguishment of debt	-	(52,500)	52,500
Interest expense	(46,316)	(14,190)	(32,126)
Interest income	2	2	-
Total other income (expense)	(46,314)	(66,688)	20,374

Net loss before provision for income taxes	(1,302,204)	(316,704)	(985,500)
Provision for income taxes	-	-	-
Net loss	$(1,302,204)	$(316,704)	$(985,500)

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

During the three months ended March 31, 2022 the Company realized $102,226 of campaign revenue compared to $194,834 for the same period in the prior year.

The Company’s subsidiary CNP Operating generated revenue of $1.4 million from the sale of products produced from hemp material and manufactured into CBD distillate.

The Company’s revenue as of March 31, 2022 also included $17,065 relating to sales of product from its e-commerce network focused on the sale of general wellness CBD products.

Cost of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. In 2022, the contracts required less production services and related labor than the contracts in 2021. As a result, the cost of revenue in 2022 was lower as a percentage of the revenue recognized during the quarter.

The Company’s cost of revenue for the three months ended March 31, 2022 were higher than those in the corresponding year in 2021 due largely to the acquisition of CNP Operating which represented approximately $2.2 million of cost of revenue which primarily represents the cost of hemp material, manufacturing material such as solvent, fuel and equipment depreciation.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2022 were higher than those in the corresponding three months in 2021 due largely to the acquisition of CNP Operating.

Other Income/Expense

Other expenses during the first three months of 2022 was primarily interest expense related to notes payable.

Liquidity, Capital Resources and Going Concern

On May 6, 2020, we received $263,000 in the form of a loan from the PPP, as well $150,000 in proceeds from a loan with the SBA on June 24, 2020. We also received a second PPP loan of $263,000 on February 25, 2021. Our plan to continue as a going concern includes raising additional capital in the form of debt or equity, growing the CNP Operating business and the business acquired under the Emerging Growth Agreement and managing and reducing operating and overhead costs. We cannot provide any assurance that unforeseen circumstances that could occur at any time within the next twelve months or thereafter will not increase the need for us to raise additional capital on an immediate basis.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows used in operating activities	$(38,096)	$(230,159)
Cash flows provided by (used in) investing activities	$(14,054)	$(35,000)
Cash flows provided by (used in) financing activities	$(7,603)	$273,000

As of March 31, 2022, we had unrestricted cash of $110,260

Net cash used in operating activities was $38,096 during the three months ended March 31, 2022, compared to cash used in operating activities of $230,159 during the same period in 2021.

Net cash used in investing activities during the three months ended March 31, 2021 was the purchase of fixed assets compared to the prior year which was due to a new investment in a marketing startup.

Net cash provided by financing activities during the three months ended March 31, 2022 was the payment of promissory notes  compared to the prior year for the same period of $273,000 was the result of proceeds from a second PPP loan of $263,000 and the sale of common stock for $10,000.

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

The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,479 and $1,468 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the net book value of the promissory note amounted to $497,456 including the principal amount outstanding of $500,000 net of the remaining discount of $2,544.

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

On October 28, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $1,802,125 at March 31, 2022.

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at March 31, 2022.

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

On January 10, 2020 the Company’s subsidiary CNP Operating purchased a distillation machine for $248,000. The company paid $108,000 and entered into a promissory note with company owned by one of the partners. The original value of the note was $140,000 and has no terms such as interest rate, maturity or monthly payments. Imputed interested was not material. The outstanding balance of the note was $25,806 at March 31, 2022.

On Nov 19, 2020 the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on Nov 19, 2025. Imputed interested was not material. The outstanding balance of the note was $42,603 at March 31, 2022.

The Company’s subsidiary CNP Operating also entered into a note payable during 2020 with the landlord for additional improvements to the facility in Centennial, Colorado. The outstanding balance of this note was $11,708 at December 31, 2020 and $42,603 as of March 31, 2022 because additional improvements were completed during the period.

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

Future scheduled maturities of long-term debt are as follows.

Year Ending December 31,

2022	$2,219,882
2023	224,235
2024	23,650
2025	504,480
2026	3,153
Thereafter	140,173
Total	$3,115,574

The aggregate current portion of long-term debt as of March 31, 2022 amounted to $2,219,882, which represents the contractual principal payments due during the remainder of 2022.

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

Other outstanding obligations at December 31, 2022

Warrants

As of March 31, 2022, 312,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of March 31, 2022, 210,667 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

COVID-19

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, including each of the areas in which we operate. While to date we have not been required to stop operating, COVID-19 has had and is expected to continue to have an adverse effect on the financial condition of us and our customers. The outbreak of COVID-19 in the U.S. has had an unfavorable impact on our business operations. Our main customer market suffered its worst decline, decreasing our revenue. Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the virus is disrupting the operations of our management, business and finance teams. In addition, the COVID-19 outbreak has adversely affected the U.S. economy and financial markets, which may result in a long-term economic downturn that could negatively affect future performance. We took steps to diversify our revenue model by creating our CBD ecommerce business which has higher margins during the second half of 2020 and to acquire CNP Operating in August 2021 and reduce our costs. The extent to which COVID-19 will impact our business and our consolidated financial results further will depend on future developments which are highly uncertain and cannot be predicted at this time, but may result in a material adverse impact on our business, results of operations and financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

10.1	Form of Promissory Note issued on April 8, 2022 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.2	Purchase and Sale Agreement with Kind Roots Botanicals, LLC, dated April 15, 2022. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.3	Form of Promissory Note entered on May 11, 2022 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: June 6, 2022	By:	/s/ Brian Ross
Brian Ross
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)