Form 10-Q
period 2022-06-30
CFN Enterprises Inc.
filed 2022-08-15
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 15, 2022 was 33,823,864.

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

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	Unaudited
ASSETS
Current assets:
Cash	$125,095	$170,015
Restricted cash	20,023	20,014
Accounts receivable, net	48,212	142,271
Inventory	61,593	157,706
Marketable securities	27,022	46,516
Prepaid expenses and other current assets	101,000	115,000
Total current assets	382,945	651,522

Investments, at cost	200,000	200,000
Property and equipment, net	5,275,148	5,135,996
Right of use asset	566,485	663,575
Other assets	46,881	42,131
Total assets	$6,471,459	$6,693,224

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,405,825	$1,997,039
Accrued liabilities	1,884,374	1,675,230
Payments made in advance of securities date	-	590,020
Due to related party	500,707	495,264
Deferred revenue	32,458	39,824
Current portion of notes payable	1,752,010	2,219,882
Current portion of right of use liability	211,607	198,869
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	6,866,804	7,295,951
Right of use liability	341,875	475,325
Long-term note payable, net of current portion and discounts	1,627,202	1,317,691
Total liabilities	9,060,116	9,088,967

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 33,822,379 and 31,679,481 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	33,822	31,679
Additional paid-in capital	49,093,462	46,399,451
Accumulated deficit	(51,722,903)	(48,833,880)
Non-controlling interest	6,958	7,003
Total stockholders' deficit	(2,588,657)	(2,395,743)
Total liabilities and stockholders' deficit	$6,471,459	$6,693,224

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net revenues	$1,468,373	$291,126	$2,987,664	$502,976
Cost of revenue	2,117,165	90,519	4,400,848	218,984
Gross profit (loss)	(648,792)	200,607	(1,413,184)	283,992

Operating expenses:
Selling, general and administrative	784,174	340,495	1,275,672	703,902
Total operating expenses	784,174	340,495	1,275,672	703,902

Loss from operations	(1,432,966)	(139,888)	(2,688,856)	(419,910)

Other income (expense):
Loss on extinguishment of debt	-	(120,000)	-	(172,500)
Gain on property and equipment	87,933	-	87,933	-
Unrealized loss on marketable securities	(19,494)	8,420	(19,494)	8,420
Interest expense	(106,071)	(16,478)	(152,387)	(30,668)
Interest income	7	5	9	7
Other income	3,772	-	3,772	-
Total other income (expense), net	(33,853)	(128,053)	(80,167)	(194,741)

Provision for income taxes	-	-	-	-
Net loss	$(1,466,819)	$(267,941)	$(2,769,023)	$(614,651)
Preferred stock interest	60,000	60,000	120,000	120,000
Net loss available to common shareholders	$(1,526,819)	$(327,941)	$(2,889,023)	$(734,651)
Net loss attributable to non-controlling interest	22	(23,839)	45	(8,838)
Net loss available to CFN Enterprises common shareholders	$(1,526,841)	$(351,780)	$(2,889,068)	$(743,489)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)	$(0.09)	$(0.08)

Weighted average common shares outstanding - basic and diluted	33,346,183	7,928,887	32,512,832	7,366,958

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Common	Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interest	Equity (Deficit)

Balances at December 31, 2020	500	$1	3,000	$3	6,986,147	$6,986	$492,500	$34,379,644	$(36,384,202)	$-	$(1,505,072)
Issuance of common stock	-	-	-	-	810,000	810	(492,500)	501,690	-	-	10,000
Shares issued as payment for accrued interest	-	-	-	-	116,667	117	-	157,383	-	-	157,500
Preferred stock interest	-	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	-	(316,704)	(15,001)	(331,705)
Balances at March 31, 2021	500	1	3,000	3	7,912,814	7,913	-	35,038,717	(36,760,905)	(15,001)	(1,412,271)
Issuance of common stock	-	-	-	-	133,333	133	-	159,867	-	-	160,000
Shares issued as payment for accrued interest	-	-	-	-	-	-	50,000	-	-	-	50,000
Preferred stock interest	-	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	-	(291,780)	23,839	(267,941)
Balances at June 30, 2021	500	$1	3,000	$3	8,046,147	$8,046	$50,000	$35,198,584	$(37,112,685)	$8,838	$(1,530,213)

Balances at December 31, 2021	500	$1	3,000	$3	31,679,481	$31,679	$-	$46,399,451	$(48,833,880)	$7,003	$(2,395,743)
Payment of CSIS debt by shareholder	-	-	-	-	-	-	-	415,875	-	-	415,875
Preferred stock interest	-	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	-	(1,302,182)	(23)	(1,302,205)
Balances at March 31, 2022	500	1	3,000	3	31,679,481	31,679	-	46,815,326	(50,196,062)	6,980	(3,342,072)
Issuance of common stock for proceeds	-	-	-	-	1,142,898	1,143	-	798,877	-	-	800,020
Purchase of property and equipment with common stock	-	-	-	-	1,000,000	1,000	-	699,000	-	-	700,000
Warrants issued with promissory notes	-	-	-	-	-	-	-	302,537	-	-	302,537
Payment of CSIS debt by shareholder	-	-	-	-	-	-	-	477,723	-	-	537,723
Preferred stock interest	-	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	-	(1,466,841)	(22)	(1,466,863)
Balances at June 30, 2022	500	$1	3,000	$3	33,822,379	$33,822	$-	$49,093,462	$(51,722,903)	$6,958	$(2,588,657)

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,769,023)	$(614,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	788,452	1,144
Loss on extinguishment of debt	-	172,500
Amortization of deferred financing cost	34,826	2,227
Unrealized loss (gain) on marketable securities	19,494	(8,420)
Gain on sale of property and equipment	(87,933)	-
Amortization of right of use asset	97,090	10,683
Non-controlling interest	(45)	1,410
Changes in operating assets and liabilities:
Accounts receivable, net	94,059	(62,890)
Inventory	96,113	(19,123)
Prepaid expenses and other assets	9,250	(528)
Accounts payable and accrued expenses	540,235	139,314
Deferred revenue	(7,366)	(28,382)
Right of use liability	(120,712)	(10,582)
Net cash used in operating activities	(1,305,560)	(416,871)
Cash flows from investing activities:
Purchase of property and equipment, net	(172,588)	-
Net cash used in investing activities	(172,588)	-
Cash flows from financing activities:
Net advances from related parties	5,443	-
Proceeds from promissory note	1,233,000	263,000
Repayments of note payable	(15,206)	-
Proceeds from sale of common stock	210,000	10,000
Proceeds from warrant exercised	-	50,000
Net cash provided by financing activities	1,433,237	323,000
Net increase in cash and cash equivalents	(44,911)	(93,871)
Cash and restricted cash at beginning of period	190,029	180,115
Cash and restricted cash at end of period	$145,118	$86,244

Reconciliation of cash and restricted cash:
Cash at beginning of period	$170,015	$160,115
Restricted cash at beginning of period	20,014	20,000
Cash and restricted cash at beginning of period	$190,029	$180,115

Cash at end of period	$125,095	$66,234
Restricted cash at end of period	20,023	20,010
Cash and restricted cash at end of period	$145,118	$86,244

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes into common stock	$415,875	$-
Accrual of preferred stock interest	$120,000	$120,000
Right of use asset	$-	$181,134
Purchase of property and equipment with common stock	$700,000	$-
Purchase of equipment with notes payable	$55,016	$-
Settlement of accounts payable with sale of equipment	$212,067	$-
Warrants issued with promissory notes	$302,537	$-
Issuance of common stock sold in previous year	$-	$492,500
Investments received for services	$-	$92,175
Issuance of common stock for payment of accrued interest and note extension	$-	$317,500

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

NOTES TO UNAUDITED CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

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

On August 23, 2021, the Company entered into securities purchase agreements with CNP Operating, LLC, a Colorado limited liability company, or CNP Operating, and the owners of all of the equity interests of CNP Operating, or the Owners, whereby the Company acquired 100% of CNP Operating from the Owners in exchange for an aggregate of 23.6 million shares of the Company’s common stock. The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. On August 25, 2021 the transaction was closed and CNP Operating became a wholly owned subsidiary of the Company.

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

The Company had a working capital deficit of $6,635,356 and an accumulated deficit of $51,722,903 as of June 30, 2022.  The Company also had a net loss of $2,769,023 for the six months ended June 30, 2022.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries CNP Operating, CFN Real Estate, LLC, a Delaware limited liability company, CFN Real Estate II, LLC, a Delaware limited liability company, and East West.  All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

The accompanying consolidated financial statements also include the results of operations of the Company and Cake Marketing UK Ltd., or the Subsidiary. The Company discontinued its operations associated with its CAKE Business and the operations of its Subsidiary in May 2019. The Subsidiary was officially dissolved in August 2020. These accounts have been presented as discontinued operations in the accompanying consolidated financial statements. Continuing operations presented in periods prior reflect administrative expenses associated with business insurance, legal and accounting fees that the Company will continue to incur.

During the period, the Company concluded that East West is a variable interest entity in accordance with applicable accounting standards and guidance. As such, the accounts and results of East West have been included in the Company’s condensed consolidated financial statements.

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2021 and 2020, which are included in the Company’s December 31, 2021 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on May 16, 2022.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended June 30, 2022 are not necessarily indicative of results for the entire year ending December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. At June 30, 2022, the Company had a restricted cash balance of $20,023 included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of June 30, 2022 and December 31, 2021 amounted to $378,692 and $337,192, respectively.

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

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses for the three months ended June 30, 2022 and 2021 amounted to $7,197 and $24,315, respectively. Advertising expenses for the six months ended June 30, 2022 and 2021 amounted to $18,411 and $33,344, respectively.

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

For interim periods, the Company uses the effective income tax rate method resulting in zero income tax for the six months ended June 30, 2022 and 2021.

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

There were no impairment charges recorded related to investments during the three and six months ended June 30, 2022.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of June 30, 2022, the Company had 4,000 outstanding stock options and 988,500 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As of June 30, 2021, the Company had 210,667 outstanding stock options and 312,500 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases (“Topic 842”) using the modified retrospective method. This accounting standard requires a lessee to recognize an asset and liability for most leases on its balance sheet. Upon adoption, right-of-use (ROU) assets and lease liabilities for operating leases were recorded in the amount of $181,134 and $181,134, respectively.

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

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	June 30,	December 31,
	2022	2021
Machinery & equipment	$7,344,568	$7,732,643
Building	1,154,152	-
Land	22,719	-
Furniture and equipment and leasehold improvements	550,103	411,294
	9,071,542	8,143,937
Less: Accumulated depreciation	(3,796,394)	(3,007,941)
	$5,275,148	$5,135,996

On April 29, 2022, the Company issued 1,000,000 shares of common stock in connection with the closing of the purchase of property and equipment in Wray, Colorado, by the Company’s subsidiary CFN Real Estate II, LLC.  The total purchase price of the property was $700,000 or $0.70 per share.  The Company allocated $521,810 to the building, $22,719 to the land and $155,471 to the equipment purchased.

Depreciation expense for the six months ended June 30, 2022 and 2021 amounted to $788,452 and $1,144, respectively. Depreciation expense for the three months ended June 30, 2022 and 2021 amounted to $407,252 and $572, respectively.

In June 2022, CNP sold equipment with a value of $212,067 for settlement of accounts payable of $300,000.  Accordingly, the Company recorded a $87,933 gain on the sale.

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

Marketable
Securities
Balance, December 31, 2021	$46,516
Additions	-
Sale of marketable securities	-
Change in fair value	(19,494)
Balance, June 30, 2022	$27,022

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

•

Equity securities without a readily determinable fair value are reported at their cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer and their impact on fair value. Any dividends received are recorded in interest income. For equity investments without readily determinable fair values, when an orderly transaction for the identical or similar investment of the same issuer is identified, we use the valuation techniques permitted under ASC 820 Fair Value Measurement to evaluate the observed transaction(s) and adjust the fair value of the equity investment.

NOTE 5: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash and accounts payable and accrued expenses, approximate their respective fair values due to the short-term nature of such instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company considers marketable securities quoted on the NASDAQ, Canadian Stock Exchange and OTC Pink sheets and then discounts the value after considering Rule 144 restrictions and market liquidity to be fair valued with Level 1 inputs. The Company had the following financial assets of June 30, 2022:

	Balance as of	Significant Unobservable Inputs
	June 30, 2022	Level 1	Level 2	Level 3
Marketable Securities	27,022	27,022
Total Assets	$27,022	$27,022	$-	$-

NOTE 6: NOTES PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. In May 2021, the Company and the holder of the promissory note reached an agreement to extend the maturity date of the note from September 30, 2022 to September 30, 2024. In connection with the extension, the Company issued 133,333 shares of its common stock to the noteholder in lieu of $40,000 of interest accrued and accruing on the promissory note through June 30, 2022.

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $0.10 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000.

The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,479 and $1,468 for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the net book value of the promissory note amounted to $497,456 including the principal amount outstanding of $500,000 net of the remaining discount of $2,544.

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

On October 28, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $1,264,402 at June 30, 2022.

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at June 30, 2022.

On May 12, 2021, the Company’s subsidiary CNP Operating restructured the CSBG note payable of $2,957,000, the Eagle #1 note payable of $550,000 and the Eagle #2 note payable of $300,000 by entering into a payment and indemnification agreement with the receivers/trustee of CBSG and Eagle. The receiver has agreed that the balance of the outstanding amounts will be paid over the course of 24 months in equal payments of $158,625. Further, the Company shall pay $20,000 per month toward the balance and Anthony Zingarelli (“Zingarelli”) and Colorado Sky Industrial Supply LLC (“CSIS”), agree to personally pay the sum of $138,625 per month. Zingarelli is the only prior member of CNP Operating that signed a personal guarantee on the loans and Zingarelli is the sole member of CSIS. Zingarelli and CSIS has agreed to indemnify and hold the Company harmless from any and all losses, liabilities and claims. If a loss is incurred by the Company with respect to any claims, Zingarelli shall reimburse the Company for the amount of any such loss. The Company has recorded the Zingarelli payments, totaling $893,598 in the six months ended June 30, 2022, as contributions to additional paid in capital.

On January 10, 2020, the Company’s subsidiary CNP Operating purchased a distillation machine for $248,000. The company paid $108,000 and entered into a promissory note with company owned by one of the partners. The original value of the note was $140,000 and has no terms such as interest rate, maturity or monthly payments. Imputed interested was not material. The outstanding balance of the note was $23,300 at June 30, 2022.

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on Nov 19, 2025. Imputed interested was not material. The outstanding balance of the note was $39,698 at June 30, 2022.

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

On April 8, 2022, the Company entered into two promissory notes for aggregate proceeds of $726,000.  The promissory note is unsecured, has a maturity date of April 30, 2024 and all principal is due upon maturity.  The notes bear interest at 18% per annum and accrued interest is payable monthly commencing on August 1, 2022.  In connection with the notes, the Company granted 676,000 warrants to the lenders with an exercise price of $1.00 per share.  The warrants were valued using the Black-Scholes model and determined a fair value of $302,537, which was recorded as a debt discount and will be amortized to interest expense over the life of the notes.  During the six months ended June 30, 2022, $33,437 of the debt discount was amortized.

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

Future scheduled maturities of long-term debt are as follows:

Year Ended
December 31,
2022	$1,752,010
2023	224,235
2024	1,249,650
2025	504,480
2026	3,153
Thereafter	140,173
$3,873,701

The aggregate current portion of long-term debt as of June 30, 2022 amounted to $1,976,245, which represents the contractual principal payments due during the remainder of 2022.

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

On April 14, 2022, the Company entered into securities purchase agreements with investors for the purchase of an aggregate of 1,142,898 shares of common stock at a purchase price of $0.70 per share for gross proceeds of $800,020. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 29, 2022, the Company issued 1,000,000 shares of common stock in connection with the closing of the purchase of property and equipment in Wray, Colorado, by the Company’s subsidiary CFN Real Estate II, LLC. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.  The shares were issued at a purchase price of $0.70 per share for a purchase price of $700,000.

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

For the six months ending June 30, 2022 and 2021, the Company incurred $120,000 and $120,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the six months ended June 30, 2022:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2021	312,500	$4.95	2.61
Granted	676,000	1.00
Forfeited	-
Outstanding at June 30, 2022	988,500	$2.25	2.80

Vested and expected to vest at June 30, 2022	988,500	$2.25	2.80
Exercisable at June 30, 2022	988,500	$2.25	2.80

In April 2022, the Company granted 676,000 warrants in connection with the issuance of promissory notes (see Note 6).  The warrants have an exercise price of $1.00 per share, expire in three years and are immediately exercisable.

As of June 30, 2022, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 1,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares.  The Plan expired on December 14, 2016.

The following summarizes the Company’s stock option activity for the six months ended June 30, 2022:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Options	Exercise Price	(Years)
Outstanding at December 31, 2021	210,667	$4.95	0.94
Granted/forfeited/cancelled	(206,667)	4.95
Outstanding at June 30, 2022	4,000	$4.95	0.94

Vested and expected to vest at June 30, 2022	4,000	$4.95	0.94
Exercisable at June 30, 2022	4,000	$4.95	0.94

As of June 30, 2022, all outstanding options were fully vested and there is no remaining unrecorded compensation expense.

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

In January 2022, the Company’s subsidiary CNP Operating entered into a lease agreement with Wyott Capital Group for the lease of storage and manufacturing space in Cheyenne, Wyoming for a 3-year term including a base rent of $6,825.

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

On October 18, 2021 the Company settled a vendor dispute in the amount of $100,000 of which the initial payment of $40,000 was paid on the execution of the settlement and balance to paid in 48 equal monthly payments of $1,250. The balance as of June 30, 2022 is $48,750.

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 15, 2022, the date the consolidated financial statements were available to be issued. Based on this evaluation, no material events were identified which require adjustment or disclosure in these financial statements except for the following.

On August 12, 2022, the Company’s subsidiary, CFN Real Estate LLC, entered into a First Amendment to Lease Agreement, or the Amendment, to the Lease Agreement (with Option to Purchase), or the Lease, with H2S2 LLC, a Colorado limited liability company, for property in Eaton, Colorado. The Amendment amends the Lease to (i) provide for payment of the final non-refundable deposit in the amount of $34,000 on or before the earlier of November 30, 2022 or exercise of the option to purchase, (ii) provide for payment of the July, 2022 monthly base rent in the amount of $14,000 on or before November 30, 2022, (iii) amend the payment date for monthly base rent from the 1st to the 15th of each month, (iv) to delete the seller financing provisions of the lease, and (v) to provide for an amendment fee of $20,000, on or before November 30, 2022, or upon exercise of the option to purchase, on or before the earlier of December 31, 2022 or closing on the purchase of the premises.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following are the results of our operations for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021:

	Three Months Ended
	June 30,
	2022	2021	Change

Net revenues	$1,468,373	$291,126	$1,177,247
Cost of revenue	2,117,165	90,519	2,026,646
Gross profit (loss)	(648,792)	200,607	(849,399)

Operating expenses:
Selling, general and administrative	784,174	340,495	443,679
Total operating expenses	784,174	340,495	443,679

Loss from operations	(1,432,966)	(139,888)	(1,293,078)

Other income (expense):
Loss on extinguishment of debt	-	(120,000)	120,000
Gain on property and equipment	87,933	-	87,933
Unrealized loss on marketable securities	(19,494)	8,420	(27,914)
Interest expense	(106,071)	(16,478)	(89,593)
Interest income	7	5	2
Other income	3,772	-	3,772
Total other income (expense), net	(33,853)	(128,053)	94,200

Provision for income taxes	-	-	-
Net loss	$(1,466,819)	$(267,941)	$(1,198,878)

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

During the three months ended June 30, 2022, the Company realized $77,420 of campaign revenue compared to $278,328 in 2021.  The decrease was primarily due to a shift in efforts in 2022 to the CNP Operating business.

During the three months ended June 30, 2022, the Company’s subsidiary CNP Operating generated revenue of $1.4 million from the sale of products produced from hemp material and manufactured into CBD distillate.

Cost of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. In 2022, the contracts required less production services and related labor than the contracts in 2021. As a result, the cost of revenue in 2022 was lower as a percentage of the revenue recognized during the quarter.

The Company’s cost of revenue for the three months ended June 30, 2022 were higher than those in the corresponding year in 2021 due largely to the acquisition of CNP Operating which represented approximately $2.2 million of cost of revenue which primarily represents the cost of hemp material, manufacturing material such as solvent, fuel and equipment depreciation.

Operating Expenses

The Company’s operating expenses for the three months ended June 30, 2022 were higher than those in the corresponding three months in 2021 due largely to the acquisition of CNP Operating in August 2021.

Other Income/Expense

Other expenses during the first three months of 2022 were primarily due to interest expense related to notes payable and amortization of debt discount. In 2022, the Company recorded a $87,933 gain on the sale of property and equipment.  The Company also recorded a $19,494 unrealized loss on marketable securities in 2022 an unrealized gain of $8,420 in 2021.

Results of Operations for the Six Months Ended June 30, 2022 and 2021

The following are the results of our operations for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021:

	Six Months Ended
	June 30,
	2022	2021	Change

Net revenues	$2,987,664	$502,976	$2,484,688
Cost of revenue	4,400,848	218,984	4,181,864
Gross profit (loss)	(1,413,184)	283,992	(1,697,176)

Operating expenses:
Selling, general and administrative	1,275,672	703,902	571,770
Total operating expenses	1,275,672	703,902	571,770

Loss from operations	(2,688,856)	(419,910)	(2,268,946)

Other income (expense):
Loss on extinguishment of debt	-	(172,500)	172,500
Gain on property and equipment	87,933	-	87,933
Unrealized loss on marketable securities	(19,494)	8,420	(27,914)
Interest expense	(152,387)	(30,668)	(121,719)
Interest income	9	7	2
Other income	3,772	-	3,772
Total other income (expense), net	(80,167)	(194,741)	114,574

Provision for income taxes	-	-	-
Net loss	$(2,769,023)	$(614,651)	$(2,154,372)

Net Revenues

During the six months ended June 30, 2022, the Company realized $179,646 of campaign revenue compared to $490,178 in 2021. The decrease was primarily due to a shift in efforts in 2022 to the CNP Operating Business.

During the six months ended June 30, 2022, the Company’s subsidiary CNP Operating generated revenue of $2.8 million from the sale of products produced from hemp material and manufactured into CBD distillate.

Cost of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. In 2022, the contracts required less production services and related labor than the contracts in 2021. As a result, the cost of revenue in 2022 was lower as a percentage of the revenue recognized during the quarter.

The Company’s cost of revenue for the six months ended June 30, 2022 were higher than those in the corresponding year in 2021 due largely to the acquisition of CNP Operating which represented approximately $4.3 million of cost of revenue which primarily represents the cost of hemp material, manufacturing material such as solvent, fuel and equipment depreciation.

Operating Expenses

The Company’s operating expenses for the six months ended June 30, 2022 were higher than those in the corresponding six months in 2021 due largely to the acquisition of CNP Operating in August 2021.

Other Income/Expense

Other expenses during the first six months of 2022 were primarily due to interest expense related to notes payable and amortization of debt discount. In 2022, the Company recorded a $87,933 gain on the sale of property and equipment.  The Company also recorded a $19,494 unrealized loss on marketable securities in 2022 an unrealized gain of $8,420 in 2021.

Liquidity, Capital Resources and Going Concern

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

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,
	2022	2021
Cash flows used in operating activities	$(1,305,560)	$(416,871)
Cash flows used in investing activities	$(172,588)	$-
Cash flows provided by financing activities	$1,433,237	$323,000

As of June 30, 2022, we had unrestricted cash of $125,095.

Net cash used in operating activities was $1.3 million during the six months ended June 30, 2022, compared to cash used in operating activities of $0.4 million during the same period in 2021.  The increase in cash used in operating activities was primarily driven by the Company’s higher net loss in 2022, partially offset by non-cash charges.

Net cash used in investing activities during the six months ended June 30, 2022 primarily consisted of the purchase of property and equipment.

Net cash provided by financing activities during the six months ended June 30, 2022 was $1.4 million, including $1.2 million in proceeds from promissory notes, proceeds from common stock of $210,000, partially offset by note repayments of $15,206.  Net cash provided by financing activities during the six months ended June 30, 2021 of $323,000 was the result of proceeds from a second PPP loan of $263,000, the sale of common stock for $10,000 and the exercise of $50,000 of warrants. In 2020 net cash provided from investing activities related of $368,000 was the result of proceeds from notes payable of $413,000, offset by the payment of preferred stock interest of $45,000.

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

The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date, which amounted to $1,479 and $1,468 for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the net book value of the promissory note amounted to $497,456 including the principal amount outstanding of $500,000 net of the remaining discount of $2,544.

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

On October 28, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $1,802,125 at June 30, 2022.

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at June 30, 2022.

On June 6, 2020, the Company’s subsidiary CNP Operating entered into a second promissory note payable with Eagle whereby the Company borrowed $300,000 bearing interest at 18% per annum. The outstanding balance of the note was $20,000 December 31, 2021.

On May 12, 2021 the Company’s subsidiary CNP Operating restructured the CSBG note payable of $2,957,000, the Eagle #1 note payable of $550,000 and the Eagle #2 note payable of $300,000 by entering into a payment and indemnification agreement with the receivers/trustee of CBSG and Eagle. The receiver has agreed that the balance of the outstanding amounts will be paid over the course of 24 months in equal payments of $158,625. Further, the Company shall pay $20,000 per month toward the balance and Anthony Zingarelli (“Zingarelli”) and Colorado Sky Industrial Supply LLC (“CSIS”), agree to personally pay the sum of $138,625 per month. Zingarelli is the only prior member of CNP Operating that signed a personal guarantee on the loans and Zingarelli is the sole member of CSIS. Zingarelli and CSIS has agreed to indemnify and hold the Company harmless from any and all losses, liabilities and claims. If a loss is incurred by the Company with respect to any claims, Zingarelli shall reimburse the Company for the amount of any such loss. The Company has recorded the Zingarelli payments during the period as contributions to additional paid in capital.

On January 10, 2020 the Company’s subsidiary CNP Operating purchased a distillation machine for $248,000. The company paid $108,000 and entered into a promissory note with company owned by one of the partners. The original value of the note was $140,000 and has no terms such as interest rate, maturity or monthly payments. Imputed interested was not material. The outstanding balance of the note was $25,806 at June 30, 2022.

On Nov 19, 2020 the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on Nov 19, 2025. Imputed interested was not material. The outstanding balance of the note was $42,603 at June 30, 2022.

The Company’s subsidiary CNP Operating also entered into a note payable during 2020 with the landlord for additional improvements to the facility in Centennial, Colorado. The outstanding balance of this note was $11,708 at December 31, 2020 and $42,603 as of June 30, 2022 because additional improvements were completed during the period.

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

On April 8, 2022, the Company entered into two promissory notes for aggregate proceeds of $726,000.  The promissory note is unsecured, has a maturity date of April 30, 2024 and all principal is due upon maturity.  The notes bear interest at 18% per annum and accrued interest is payable monthly commencing on August 1, 2022.

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

Future scheduled maturities of long-term debt are as follows:

Year Ended
December 31,
2022	$1,752,010
2023	224,235
2024	1,249,650
2025	504,480
2026	3,153
Thereafter	140,173
$3,873,701

The aggregate current portion of long-term debt as of June 30, 2022 amounted to $1,976,245, which represents the contractual principal payments due during the remainder of 2022.

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

Other Outstanding Obligations at June 30, 2022

Warrants

As of June 30, 2022, 988,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of June 30, 2022, 4,000 shares of our common stock are issuable pursuant to the exercise of options.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective.

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

On August [  ], 2022, the Company’s subsidiary, CFN Real Estate LLC, entered into a First Amendment to Lease Agreement, or the Amendment, to the Lease Agreement (with Option to Purchase), or the Lease, with H2S2 LLC, a Colorado limited liability company, for property in Eaton, Colorado. The Amendment amends the Lease to (i) provide for payment of the final non-refundable deposit in the amount of $34,000 on or before the earlier of November 30, 2022 or exercise of the option to purchase, (ii) provide for payment of the July, 2022 monthly base rent in the amount of $14,000 on or before November 30, 2022, (iii) amend the payment date for monthly base rent from the 1st to the 15th of each month, (iv) to delete the seller financing provisions of the lease, and (v) to provide for an amendment fee of $20,000, on or before November 30, 2022, or upon exercise of the option to purchase, on or before the earlier of December 31, 2022 or closing on the purchase of the premises.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as an exhibit to this Form 10-Q and incorporated by reference herein.

Item 6.  Exhibits

10.1	Form of Promissory Note issued on April 8, 2022 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.2	Purchase and Sale Agreement with Kind Roots Botanicals, LLC, dated April 15, 2022. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.3	Form of Promissory Note entered on May 11, 2022 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.4	First Amendment to Lease Agreement, dated August [ ], 2022, by and between H2S2 LLC and CFN Real Estate LLC.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: August 15, 2022	By:	/s/ Brian Ross
Brian Ross
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)