Form 10-K
period 2022-12-31
CFN Enterprises Inc.
filed 2023-04-17
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2022 was $2,074,816.

The number of the registrant’s shares of Common Stock outstanding as of April 17, 2023: 40,090,664

In this Annual Report on Form 10-K, the terms the “Company,” “CFN Enterprises,” “we,” “us” or “our” refer to CFN Enterprises Inc., and its consolidated subsidiaries, unless the context indicates otherwise.

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

2022 ANNUAL REPORT ON FORM 10-K

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

The CFN Business’ primary expenses come from advertising on platforms like Twitter and Facebook and from employee salaries and contractor fees. The CFN Business’ content is primarily produced by a team of freelance writers and video content is produced through various vendors. The CFN Business also incurs hosting and development costs associated with maintaining and improving its website, web applications, and mobile applications. The CFN Business operates several media platforms, including CannabisFN.com, the Cannabis FN iOS app, the CFN Media YouTube channel, the CFN Media podcast, and other venues. These properties are designed to educate and inform investors interested in the cannabis industry, as well as provide a platform for the clients of the CFN Business to reach investors. The CFN Business distributes content across numerous online platforms, including the CannabisFN.com website, press releases, financial news syndicates, search engines, YouTube, iTunes, Twitter, Instagram, Facebook, LinkedIn, and others.

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

Our principal offices are located at 600 E. 8th Street, Whitefish, Montana 59937. Our telephone number there is: (833) 420-2636. Our corporate website is: www.cfnenterprisesinc.com, the contents of which are not part of this annual report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol “CNFN.”

Industry and Market Opportunity

●

The global cannabidiol (CBD) market had an estimated value of $9.3 billion for 2021 and is projected to grow at a 22.2% compound annual growth rate to reach $23.6 billion by 2025, according to Grand View Research. The business-to-consumer (B2C) segment is the largest segment of this market and is expected to exhibit the fastest growth rate over the forecast period.

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

As of the date of this annual report, and based upon publicly available information, to our knowledge the FDA has not taken any enforcement actions against CBD companies. The FDA, however, has sent warning letters to companies demanding they cease and desist from the production, distribution, or advertising of CBD products, only relating to instances that such CBD companies have made misleading and unapproved label claims. We will continue to monitor the FDA’s position on CBD. In December 2020, the FTC announced it was going to seek penalties against companies making deceptive marketing claims and named 6 companies which it had targeted for making egregious and unsupported health claims. On March 5, 2021, the FTC approved the final administrative consent orders with all 6 companies. We are unaware of any further actions and we will continue to monitor the FTC’s position with regards to deceptive marketing claims.

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

Employees

As of December 31, 2022,we had 14 full-time employees, including all of our executive officers. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

Item 1A. Risk Factors

Our business faces risks.  If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline. Our investors and prospective investors should consider the following risks and the information contained under the heading “Cautionary Statement Concerning Forward Looking Statements” before deciding to invest in our common stock.

Our resources are limited and it may impact how we implement our growth strategy which may impact our operations.

Our resources are limited. Our working capital deficit at December 31, 2022 and 2021 amounts to $8,802,958  and $6,644,429, respectively. As we implement our growth strategy, poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase as we continue to develop and implement our products and services. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses, or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We have a history of losses.

We have a history of losses and negative cash flows from operations. We had a net loss from continuing operations of approximately $9.6 million in 2022 and a net loss of approximately $12.4 million in 2021. Our operations have been financed primarily through proceeds from the issuance of equity, borrowing money through the issuance of promissory notes and use of a credit facility. We may continue to incur losses in the future.

We have substantial indebtedness and obligations to pay interest.

We currently have, and will likely continue to have, a substantial amount of indebtedness and obligations to pay interest from our preferred stock. Our indebtedness and interest obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt and preferred stock or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2022 we had total debt outstanding of approximately $4,066,587, of which $3,588,250 was short term. As of December 31, 2022, we had 500 shares of Series A Preferred, Stock, each with a stated value of $1,000 per share which bears interest at 12% per annum, and 3,000 shares of Series B Preferred Stock, each with a stated value of $1,000 per share which bears interest at 6% per annum.

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

Our independent registered public accounting firm has expressed in its report to our 2022 audited consolidated financial statements a substantial doubt about our ability to continue as a going concern.

We have not generated sufficient revenues from our operations to fund our activities and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain the necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the consolidated financial statements for December 31, 2022, a substantial doubt regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

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

Dilutive securities may adversely impact our stock price.

As of December 31, 2022, the following securities exercisable into shares of our Common Stock were outstanding:

●	988,500 shares of Common Stock issuable pursuant to the exercise of warrants

These securities represent, as of December 31, 2022, approximately 2.6% of our Common Stock on a fully diluted, as exercised basis. In addition, our preferred stock is convertible into shares of our common stock at a conversion price to be mutually determined between us and the holders in the future, and could result in the issuance of a significant number of shares of common stock. The exercise of any of these options or warrants, both of which have fixed prices, or conversion of our preferred stock, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On June 20, 2019, we entered into a Lease Agreement with Emerging Growth, LLC for the lease of office space in Whitefish, Montana, for a period of one year at a rate of $1,500 per month. On August 5, 2020, the Company entered into a lease agreement with Emerging Growth, LLC for additional office space in Whitefish, Montana, replacing its previous lease from June 20, 2019. The term of the lease commenced on September 1, 2020 for a period of one year at a rate of $4,500 per month. The lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase. On March 30, 2021, we entered into a new lease agreement for these premises commencing April 1, 2021 for a period of three years at a rate of $4,500 per month, which lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase.  On April 1, 2023, we entered into a new lease agreement for these premises commencing April 1, 2023 for a period of five years at a rate of $3,750 per month, which lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase.

On July 1, 2019, CNP Operating entered into a Lease Agreement with Blair Investments, LLC for the lease of commercial office and manufacturing space in Centennial, Colorado. The lease commenced on July 1,2019 for a period of four years at a rate of $16,025. The lease increases $0.50 per square foot per year for the duration of the lease.

On May 20, 2019, CNP Operating entered into a Lease Agreement with Kevin Shively, for the lease of agricultural and manufacturing facilities in Idalia, Colorado. The lease commenced on May 20, 2019 for a period of 10 years at a rate of $5,000 per month.

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

On August 12, 2022, CFN Real Estate LLC, entered into a First Amendment to Lease Agreement, or the Amendment, to the Lease, with H2S2 LLC, for the property in Eaton, Colorado. The Amendment amends the Lease to (i) provide for payment of the final non-refundable deposit in the amount of $34,000 on or before the earlier of November 30, 2022 or exercise of the option to purchase, (ii) provide for payment of the July 2022 monthly base rent in the amount of $14,000 on or before November 30, 2022, (iii) amend the payment date for monthly base rent from the 1st to the 15th of each month, (iv) to delete the seller financing provisions of the lease, and (v) to provide for an amendment fee of $20,000, on or before November 30, 2022, or upon exercise of the option to purchase, on or before the earlier of December 31, 2022 or closing on the purchase of the premises.

On April 15, 2022, CFN Real Estate II LLC, a Delaware limited liability company, and wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Agreement”) with Kind Roots Botanicals, LLC, a Colorado limited liability company, for the purchase of property in Wray, Colorado, consisting of a 26,330 square foot retail and commercial building located on a 2.85-acre site (the “Property”), and all fixtures and personal property used in or related to the ownership or development of the Property for the purpose of extraction and the manufacturing of cannabidiol (CBD) crude oil, distillate and isolate, including a certification of compliance with respect to the “Good Manufacturing Practice” regulations promulgated by the U.S. Food and Drug administration, in exchange for an aggregate of one million restricted shares of Company common stock.  The Company will use the Property in connection with its CNP Operating cannabidiol (CBD) manufacturing business and expects that this acquisition should increase the overall production of the Company’s CNP Operating business by over 50%. The closing occurred on April 29, 2022.

On May 11, 2022, CFN Real Estate II, LLC,  entered into a promissory note with a lender for the repayment of $500,000 in connection with the $500,000 refinancing of the Company’s property located in Wray, Colorado.  As of December 31, 2022, the property is included as an asset held for sale.

We believe that our current leases are adequate and sufficient for our needs in the immediate future.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as set forth below, we are not presently a party to any legal proceedings that we currently believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

In October 2022, CAKE Software Inc. ("CAKE") filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, captioned CAKE Software, Inc. v. Accelerize Inc. n/k/a CFN Enterprises Inc., Index No. 653838/2022.  CAKE's lawsuit stems from an Asset Purchase Agreement (the "APA") executed by the parties in May 2019, in which CAKE was the buyer of certain assets from the Company.  CAKE alleges that Registrant breached the APA by not paying a purported outstanding amount due which was to be calculated post-closing, and for breaching certain representations and warranties in the APA.  CAKE further seeks indemnification under the APA for what it alleges are liabilities the Company retained after the closing of the sale.  Based on its claims, CAKE is seeking compensatory damages of at least $1,045,441.86, attorney's fees, interests and costs, and such other relief as the court may deem just and appropriate.

In its Answer and Counterclaims, filed in January 2023, the Company denies the material allegations in CAKE's operative complaint as well as any liability to CAKE, and has also asserted claims of its own against CAKE and Perseus Operating Group, a Constellation Software Inc. division ("Constellation Software"). The Company's counterclaims assert that CAKE breached the APA by failing to pay the Company an earn-out, calculated in accordance with the APA, over a three-year period and totaling no less than $12,375,000, and that CAKE failed to pay the Company a $500,000 holdback amount.  The Company further alleges that Constellation Software is the alter ego of CAKE, and therefore, is also liable under the APA.  Through its counterclaims, the Company seeks compensatory damages of no less than $12,875,000, encompassing the earn-out amounts owed and the holdback amount, plus attorneys' fees, interests and costs, and other such relief as the court may deem just and proper.

Currently, a scheduling conference is set for May 2023.  Notwithstanding, CAKE and the Company have stipulated to an early mediation to be completed no later than June 30, 2023, and have stipulated to a stay of discovery pending mediation.  In the event the parties are unable to resolve this matter at mediation, they have further stipulated to submit with the court a proposed preliminary conference order, or, if they are unable to come to an agreement, a letter detailing the disputes, no later than July 7, 2023.  The Company has determined that potential losses in this matter are neither probable or reasonably possible at this time.

On October 18, 2021 the company settled a vendor dispute in the amount of $100,000 of which the initial payment of $40,000 was paid on the execution of the settlement and balance to paid in 48 equal monthly payments of $1,250. The balance as of December 31, 2022 is $40,000.

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

Stockholders

As of December 31, 2022, there were 495 stockholders of record of our Common Stock.

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

On October 4, 2022, the Company converted the entire $676,000 in principal and $50,700 in accrued interest on its convertible notes into an aggregate of 2,906,800 shares of common stock. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 31, 2022, the Company converted $40,000 in accrued interest on an outstanding note into 160,000 shares of common stock. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 3, 2022, the Company entered into securities purchase agreements with investors for the purchase of an aggregate of 800,000 shares of common stock at a purchase price of $0.25 per share for gross proceeds of $200,000. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

In January 2023, the Company issued 2,400,000 shares of common stock at a purchase price of $0.25 per share for $600,000 in gross proceeds.  The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Results of Operations

The following are the results of our operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021:

	Year Ended
	December 31,
	2022	2021	Change

Net revenues	$4,317,490	$3,157,783	$1,159,707
Cost of revenue	6,512,109	3,539,636	2,972,473
Gross profit (loss)	(2,194,619)	(381,853)	(1,812,766)

Operating expenses:
Impairment expense	3,615,961	9,355,657	(5,739,696)
Selling, general and administrative	2,641,842	2,691,258	(49,416)
Total operating expenses	6,257,802	12,046,915	(5,789,113)

Loss from operations	(8,452,422)	(12,428,768)	3,976,346

Other income (expense):
Loss on conversion of debt	(563,220)	-	(563,220)
Unrealized loss on marketable securities	(46,516)	(45,658)	(858)
Impairment of investments	(200,000)	-	(200,000)
Loss on extinguishment of debt	-	(172,500)	172,500
SBA PPP loan forgiveness	-	526,000	(526,000)
Interest expense	(694,380)	(93,170)	(601,210)
Interest income	113	10,011	(9,898)
Other income	34,206	-	34,206
Total other income (expense), net	(1,469,797)	224,683	(1,694,480)

Provision for income taxes	-	-	-
Net loss	$(9,922,219)	$(12,204,085)	$2,281,866

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

During the year ended December 31, 2022, the Company realized $366,000 of campaign revenue compared to $684,000 for the same period in the prior year.

The Company’s subsidiary CNP Operating generated revenue of $3.9 and $3.0 million, respectively from the sale of products produced from hemp material and manufactured into CBD distillate for the years ended December 31, 2022 and 2021.

Our revenue for 2022 and 2021 also included $96,706 and $58,629, respectively,  relating to sales of product from our e-commerce network focused on the sale of general wellness CBD products for the years ended December 31, 2022 and 2021.

Costs of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. In 2022, the contracts required more production services and related labor than the contracts in 2021. As a result, the cost of revenue in 2022 was higher as a percentage of the revenue recognized during the year.

The Company’s cost of revenue for the year ended December 31, 2022 were higher than those in the corresponding year in 2021 due largely to the acquisition of CNP Operating in August 2021. CNP cost of revenue was approximately $6.5 million in 2022, which primarily represents the cost of hemp material, manufacturing material such as solvent, fuel and equipment depreciation.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2022 were lower than those in the corresponding year in 2021 due to cost-cutting measures and the decreased operations of CNP during 2022.  In 2022, the Company recorded $3.6 million in impairment of property and equipment and right of use assets, and in 2021 the Company wrote off goodwill of $9.3 million.

Other Income (Expense)

Other income (expense) was ($1.3) million in 2022 compared to $0.2 million in 2021.  This was due to a loss on conversion of debt of $563,220, impairment of investments of $200,000 and interest expense of $694,380 in 2022.

Liquidity and Capital Resources

As of December 31, 2022, we had $12,474 in unrestricted cash and $4,066,587 in notes payable.

The Company had a working capital deficit of $8,802,958 and an accumulated deficit of $58,996,099 as of December 31, 2022.  The Company also had a net loss of $9,922,219 for the year ended December 31, 2022.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing its existing business acquired under the Emerging Growth Agreement, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness CBD, products.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Cash flows used in operating activities	$(1,418,850)	$(344,214)
Net cash used in (provided by) investing activities	$(339,655)	$22,885
Cash flows provided by financing activities	$1,601,078	$331,243

Net cash used in operating activities was $1,418,850 during the year ended December 31, 2022, compared to $344,214 during the same period in 2021. The increase in cash used in operating activities was primarily driven by a lower net loss in 2022.

Net cash used in investing activities $339,665 during the year ended December 31, 2022, compared with cash provided in investing activities of $22,885 during the same period in 2021. In 2022, cash used in investing activities was due to purchases of property and equipment. In 2021, net cash provided by investing activities was due to CNP cash acquired. In 2022, net cash provided by investing activities was due to purchase of property and equipment.

Net cash provided by financing activities was $1,601,078 for the year ended December 31, 2022, was the result of proceeds from net advances from related parties $7,995, the sale of common stock for $410,000, promissory notes of $1,233,000 and payment of notes payable of $49,917. In 2021, net cash provided by financing activities was $331,243 for the year ended December 31, 2021 was the result of proceeds from a second PPP loan of $411,894, the sale of common stock for $10,000 and the exercise of $50,000 of warrants.

Description of Indebtedness

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. In May 2021, the Company and the holder of the promissory note reached an agreement to extend the maturity date of the note from September 30, 2022 to September 30, 2024. In connection with the extension, the Company issued 160,000 shares of its common stock to the noteholder in lieu of $40,000 of interest accrued and accruing on the promissory note through December 31, 2022.

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of December 31, 2022, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

On October 28, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $2,218,000 at December 31, 2022.  At December 31, 2022, the Company reversed $1,312,080 previously recorded to additional paid-in capital in 2022 to reflect the outstanding principal of $2,218,000. The note is currently in default and personally guaranteed by Anthony Zingarelli.

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at December 31, 2022.  The note is currently in default.

On May 6, 2020, the Company entered into a promissory note, or the Note, with Pacific Western Bank, evidencing an unsecured loan, or the Loan, in the amount of $263,000 made to the Company under the Paycheck Protection Program, or the PPP. The interest rate on the Loan is 1.0% per annum. The Note matured on May 6, 2022. The Company has applied for full forgiveness of the amounts due under the Note and received forgiveness during the year ended 2021.

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

On May 12, 2021, the Company’s subsidiary CNP Operating restructured the CSBG note payable of $2,957,000, the Eagle #1 note payable of $550,000 and the Eagle #2 note payable of $300,000 by entering into a payment and indemnification agreement with the receivers/trustee of CBSG and Eagle. The receiver has agreed that the balance of the outstanding amounts will be paid over the course of 24 months in equal payments of $158,625. Further, the Company shall pay $20,000 per month toward the balance and Anthony Zingarelli (“Zingarelli”) and Colorado Sky Industrial Supply LLC (“CSIS”), agree to personally pay the sum of $138,625 per month. Zingarelli is the only member of CNP Operating that signed a personal guarantee on the loans and Zingarelli is the sole member of CSIS. Zingarelli and CSIS has agreed to indemnify and hold the Company harmless from any and all losses, liabilities and claims. If a loss is incurred by the Company with respect to any claims, Zingarelli shall reimburse the Company for the amount of any such loss. The Company has recorded the Zingarelli payments during the period as contributions to additional paid in capital through December 31, 2021.  This note is currently in default.

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. The outstanding balance of the note was $34,892 at December 31, 2022. In 2022, CNP purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at December 31, 2022, and was fully repaid in 2023.

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

On April 8, 2022, the Company entered into two promissory notes for aggregate proceeds of $676,000. The promissory note is unsecured, has a maturity date of April 30, 2024 and all principal is due upon maturity.  The notes bear interest at 18% per annum and accrued interest is payable monthly commencing on August 1, 2022.  In connection with the notes, the Company granted 676,000 warrants to the lenders with an exercise price of $1.00 per share.  The warrants were valued using the Black-Scholes model and determined a fair value of $302,537, which was recorded as a debt discount and will be amortized to interest expense over the life of the notes.

On October 4, 2022, the Company converted the entire $676,000 in principal and $50,700 in accrued interest on its convertible notes into an aggregate of 2,906,800 shares of common stock.  As a result of the conversion, the Company recorded a loss on conversion of $571,220.  During the year ended December 31, 2022, the Company fully amortized the $302,537 debt discount.

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

Future scheduled maturities of long-term debt are as follows.

December 31, 2022
2023	$ 3,088,250
2024	793,585
2025	43,585
2026	27,263
2027	12,507
Thereafter	101,396
4,066,587

The aggregate current portion of long-term debt as of December 31, 2022 amounted is $3,088,250, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

Other outstanding obligations at December 31, 2022

Warrants

As of December 31, 2022, 988,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of December 31, 2022, no shares of our common stock are issuable pursuant to the exercise of options.

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

Critical Accounting Policies

Accounts Receivable

The Company’s account receivables are due from sales billed to customers. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options, warrants and preferred stock (calculated using the modified-treasury stock method.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2022 (the end of the period covered by this report).

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, in order to remediate the segregation of duties and other deficiencies, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other service providers involved with performing key elements of our disclosure and financial reporting controls. As a result, we have assessed our disclosure controls and controls over financial reporting as ineffective.

Item 9B. Other Information

Given the timing of events, the following information is included in this Form 10-K pursuant to Item 1.01 “Entry into a Material Definitive Agreement” of Form 8-K in lieu of filing a Form 8-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of December 31, 2022:

Name	Age	Position
Brian Ross	48	Chairman of the Board, President, Chief Executive Officer
Vince Kandis	63	President of CNP Operating
Spiro Kandis	58	Chief Product Officer of CNP Operating
Mario Marsillo, Jr.	54	Director, Chief Investment Officer

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

Vince Kandis. Mr. Kandis has served as President of CNP Operating since August 2021 and was President of CNP Operating prior to the acquisition by the Company. Before its merging with CNP Operating in 2019, Mr. Kandis was the President of Sidnak Solutions, a fully integrated CBD company, from January 2017. Until November 2019, Mr. Kandis was a veteran senior executive of Spectrum Distribution & Marketing, having over 30 years of experience in direct response marketing. Mr. Kandis and Spectrum are best known for the inspiration behind Hydroderm, Vyotech Sports Nutrition, the Hollywood Diet, Celebrity diet and many more. Mr. Kandis studied business marketing at Brigham Young University. On February 13, 2023, Vince Kandis, the President of CNP Operating, LLC, a wholly owned subsidiary of CFN Enterprises Inc., resigned from his position.

Spiro Kandis, Mr. Kandis has served as Chief Product Officer of CNP Operating since August 2021 and was Chief Product Officer of CNP Operating prior to the acquisition by the Company. Before its merging with CNP Operating in 2019, Mr. Kandis was the CEO of Sidnak Solutions, a fully integrated CBD company, from January 2017. Until November 2019, Mr. Kandis was the primary spokesperson for Experimental Applied Sciences (EAS), the largest sports nutrition company in the world at the time. Mr. Kandis has been involved in sports nutrition and direct response marketing for over 30 years and is best known for his involvement and creation of Hydroderm, Vyotech

Sports Nutrition Vitalatrim and many more. Mr. Kandis studied sports medicine at Colorado State University.  On November 4, 2022, Spiro Kandis resigned from his position.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (1)	Total ($)
Brian Ross,	2022	$92,000	-	-	-	-	-		$ 92,000
Chief Executive Officer (3)	2021	146,679	-	-	-	-	-	-	146,679

Vince Kandis, President of CNP Operating (2) (3)	2022	175,000	-	-	-	-	-	-	175,000

Spiro Kandis, Chief Product Officer of CNP Operating (1) (3)	2022	175,000	-	-	-	-	-	-	175,000

Mario Marsillo, Chief Investment Officer (3)	2022	100,042	-	-	-	-	-	-	100,042
	2021	127,166	-	-	-	-	-	-	127,166

(1)Resigned effective November 4, 2022.

(2)Resigned effective February 13, 2023.

(3)For the years ended December 31, 2022 and 2021, Mr. Ross and Mr. Marsillo deferred a portion of their salaries.  For the year ended December 31, 2022, Vince Kandis and Spiro Kandis deferred a portion of their salaries.

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

On August 25, 2021, the Company entered into new employment agreements with Brian Ross, Vince Kandis, and Spiro Kandis, (the “Employment Agreements”), each effective until December 31, 2026.  Under the Employment Agreements, Brian Ross, Vince Kandis and Spiro Kandis will each be paid an annual base salary of $300,000. Each officer is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of the Company’s Board of Directors, such bonuses not to exceed 100% of each officer’s annual base salary. Each officer is also entitled to other benefits including reimbursement for reasonable business expenses and payment towards health insurance premiums. Each Employment Agreement contains customary confidentiality and assignment of work product provisions and may be terminated by the Company without cause upon 30-days prior written notice. If the Company elects to terminate an Employment Agreement without cause during the term, such officer shall be entitled to a severance payment of the greater of the remaining payments under the Employment Agreement or an annual base salary of one year.  If terminated by the officer or for cause, the officer is entitled to amounts accrued through the date of termination. As of the date of this Report, Spiro Kandis and Vince Kandis have resigned from their positions.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

There was no separate director’s compensation paid during the year ended December 31, 2022. Mr. Ross and Mr. Marsillo, Jr. are compensated as our officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of December 31, 2022, we had 37,690,664 shares of our Common Stock issued and outstanding. The following, table sets forth information regarding the beneficial ownership of our Common Stock as of April 17, 2023 (40,090,664 shares outstanding as of April 17, 2023) by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our directors;

●	each of our executive officers named in the compensation tables in Item 11; and

●	all of our executive officers and directors as a group.

	Common Stock
	# of Shares	% of Class
Name
Brian Ross (1)	658,144	1.6%
Mario Marsillo Jr.	91,982	0.2%
Anthony Zingarelli (2)	8,047,600	20.1%
Isaac Shehebar (2) (3)	8,701,847	21.7%
Eddie Chehebar (3)	3,689,847	9.2%
Emerging Growth LLC	2,436,667	6.1%
All current officers and directors as a group (2 persons)	750,126	1.9%

(1)	Includes 1,000 warrants vested held by Mr. Ross’ spouse. Mr. Ross disclaims beneficial ownership of the 1,000 warrants vested except to the extent of his pecuniary interest therein.

(2)	Affiliate with a greater than 10% ownership.

(3)	Includes 338,000 warrants to purchase common stock.

Securities authorized for issuance under equity compensation plans.

None.

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of RBSM LLP, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

Fee Category	2022	2021

Audit Fees (1)	$136,000	$135,000
Tax Fees (2)	12,500	15,000

Total Fees	$148,500	$150,000

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

3.1

Composite Copy of Certificate of Incorporation, as amended as of October 10, 2014, February 4, 2019, October 22, 2019, and December 6, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

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

10.19	Form of Commercial Lease Agreement dated August 5, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.20	Form of Promissory Note issued on February 8, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

10.21	Lease Agreement dated March 30, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

10.22	Form of Promissory Note issued on October 19, 2021 (incorporated by reference to the Company’s Current Report on Form 10-Q filed on October 22, 2021).

10.23	Lease Agreement (with option to purchase) dated December 9, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 9, 2021).

10.24	Form of Promissory Note issued on April 8, 2022 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.25	Purchase and Sale Agreement with Kind Roots Botanicals, LLC, dated April 15, 2022(incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.26	Form of Promissory Note entered on May 11, 2022 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.27

First Amendment to Lease Agreement, dated August, 2022, by and between H2S2 LLC and CFN Real Estate LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022).

10.28**	Lease Agreement dated April 12, 2023 for Emerging Growth, LLC and CFN Enterprises, Inc.

23.1**	Consent of RBSM LLP.

31.1**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

101.1**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

Date: April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Brian Ross	Chairman of the Board, President and	April 17, 2023
Brian Ross	Chief Executive Officer (Principal executive officer, principal financial officer and principal accounting officer)

By: /s/ Mario Marsillo Jr.	Director	April 17, 2023
Mario Marsillo Jr.

CFN ENTERPRISES INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022 and 2021

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CFN Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CFN Enterprises, Inc. and Subsidiary (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
Dated: April 17, 2023 PCAOB ID: 587

CFN ENTERPSISES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$12,474	$170,015
Restricted cash	20,128	20,014
Accounts receivable, net	28,245	142,271
Inventory	-	157,706
Marketable securities	-	46,516
Prepaid expenses and other current assets	-	115,000
Total current assets	60,847	651,522
Investments, at cost	-	200,000
Property and equipment, net	53,570	5,135,996
Right of use asset	110,321	663,575
Other assets	46,766	42,131
Assets held for sale	599,047	-
Total assets	$870,551	$6,693,224

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,357,614	$1,997,039
Accrued liabilities	2,343,654	1,675,230
Payments made in advance of securities date	217,500	590,020
Due to related party	503,259	495,264
Deferred revenue	10,978	39,824
Current portion of notes payable	3,088,250	2,219,882
Current portion of right of use liability	262,727	198,869
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	8,863,805	7,295,951
Right of use liability	200,758	475,325
Long-term note payable, net of current portion and discounts	978,337	1,317,691
Total liabilities	10,042,900	9,088,967

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of December 31, 2022 and 2021	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of December 31, 2022 and 2021	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 37,690,664 and 31,679,481 shares issued and outstanding as of December 31, 2022 and 2021, respectively	37,690	31,679
Additional paid-in capital	49,786,056	46,399,451
Accumulated deficit	(58,996,099)	(48,833,880)
Non-controlling interest	-	7,003
Total stockholders' deficit	(9,172,349)	(2,395,743)
Total liabilities and stockholders' deficit	$870,551	$6,693,224

See accompanying notes to the consolidated financial statements.

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2022	2021

Net revenues	$4,317,490	$3,157,783
Cost of revenue	6,512,109	3,539,636
Gross loss	(2,194,619)	(381,853)

Operating expenses:
Impairment expense	3,615,961	9,355,657
Selling, general and administrative	2,641,842	2,691,258
Total operating expenses	6,157,802	12,046,915

Loss from operations	(8,452,422)	(12,428,768)

Other income (expense):
Loss on conversion of debt	(563,220)	-
Unrealized loss on marketable securities	(46,516)	(45,658)
Impairment of investments	(200,000)	-
Loss on extinguishment of debt	-	(172,500)
SBA PPP loan forgiveness	-	526,000
Interest expense	(694,380)	(93,170)
Interest income	113	10,011
Other income	34,206	-
Total other income (expense), net	(1,469,797)	224,683

Net loss	$(9,922,219)	$(12,204,085)
Preferred stock interest	240,000	240,000
Net loss available to common shareholders	$(10,162,219)	$(12,444,085)
Net loss attributable to non-controlling interest	(19,826)	(5,593)
Net loss available to CFN Enterprises common shareholders	$(10,142,393)	$(12,449,678)

Net loss per common share - basic and diluted	$(0.30)	$(0.77)

Weighted average common shares outstanding -
basic and diluted	34,258,898	16,227,143

See accompanying notes to the consolidated financial statements.

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Common	Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Issuable	Capital	Deficit	Interest	Deficit

Balances at December 31, 2020	500	$ 1	3,000	$ 3	6,986,147	$ 6,986	$ 492,500	$ 34,379,644	$ (36,384,202)	$ -	$ (1,505,068)
Shares issued as payment for accrued interest	-	-	-	-	116,667	117	-	157,383	-	-	157,500
Non-controlling interest contribution		-	-	-	-	-	-	-	-	1,410	1,410
Issuance of common stock for interest		-	-	-	943,333	943	(492,500)	661,557	-	-	170,000
Shares issued as exercise of warrant		-	-	-	-	-	50,000	-	-	-	50,000
Payment of CSIS debt by shareholder		-	-	-	-	-	-	554,500	-	-	554,500
Issuance of common stock for CNP		-	-	-	23,600,000	23,600	-	10,596,400	-	-	10,620,000
Shares issued as for exercise of warrant		-	-	-	33,333	33	(50,000)	49,967	-	-	-
Preferred stock interest	-	-	-	-	-	-	-	-	(240,000)	-	(240,000)
Net loss	-	-	-	-	-	-	-	-	(12,209,678)	5,593	(12,204,085)
Balances at December 31, 2021	500	1	3,000	3	31,679,481	31,679	-	46,399,451	(48,833,880)	7,003	(2,395,743)
Purchase of property and equipment with common stock	-	-	-	-	1,000,000	1,000	-	699,000	-	-	700,000
Issuance of common stock for proceeds	-	-	-	-	1,944,383	1,944	-	1,048,075	-	-	1,050,019
Shares issued pursuant to conversion of debt	-	-	-	-	2,906,800	2,907	-	1,305,153	-	-	1,308,060
Shares issued as payment of accrued interest	-	-	-	-	160,000	160	-	31,840	-	-	32,000
Warrants issued with promissory notes	-	-	-	-	-	-	-	302,537	-	-	302,537
Preferred stock interest	-	-	-	-	-	-	-	-	(240,000)	-	(240,000)
Net loss	-	-	-	-	-	-	-	-	(9,922,219)	(7,003)	(9,929,222)
Balances at December 31, 2022	500	$ 1	3,000	$ 3	37,690,664	$ 37,690	$ -	$ 49,786,056	$ (58,996,099)	$ -	$ (9,172,349)

See accompanying notes to the consolidated financial statements.

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,922,219)	$(12,204,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,612,332	382,916
Loss on conversion of debt	563,220	-
Amortization of debt discount	305,081	4,437
Unrealized loss (gain) on marketable securities	46,516	45,660
Impairment of property and equipment and right of use assets	3,615,961	-
Amortization of right of use asset	553,254	67,461
Impairment of investments	200,000	-
Bad debt expense	180,398	-
Non-controlling interest	(19,826)	1,410
Impairment of long-term asset	-	9,355,657
Forgiveness of SBA PPP loan	-	(526,000)
Loss on extinguishment of debt	-	172,500
Changes in operating assets and liabilities:
Accounts receivable, net	(66,372)	364,694
Inventory	157,706	488,074
Prepaid expenses and other assets	110,365	32,500
Accounts payable and accrued expenses	1,266,789	1,547,899
Deferred revenue	(28,846)	14,009
Payments made in advance of securities date	217,500	-
Right of use liability	(210,709)	(91,346)
Net cash used in operating activities	(1,418,850)	(344,214)
Cash flows from investing activities:
Purchase of property and equipment, net	(339,655)	52,543
Payments for investment	-	(92,176)
Cash acquired in acquisition of CNP operating, LLC	-	62,518
Net cash used in (provided by) investing activities	(339,655)	22,885
Cash flows from financing activities:
Net advances from related parties	7,995	-
Proceeds from promissory note	1,233,000	411,894
Payments of note payable	(49,917)	(140,651)
Proceeds from sale of common stock	410,000	10,000
Proceeds from warrant exercised	-	50,000
Net cash provided by financing activities	1,601,078	331,243
Net change in cash and cash equivalents	(157,427)	9,914
Cash and restricted cash at beginning of period	190,029	180,115
Cash and restricted cash at end of period	$32,602	$190,029

Reconciliation of cash and restricted cash:
Cash at beginning of period	$170,015	$160,115
Restricted cash at beginning of period	20,014	20,000
Cash and restricted cash at beginning of period	$190,029	$180,115

Cash at end of period	$12,474	$170,015
Restricted cash at end of period	20,128	20,014
Cash and restricted cash at end of period	$32,602	$190,029

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Accrual of preferred stock interest	$240,000	$240,000
Purchase of property and equipment with common stock	$700,000	$-
Purchase of equipment with notes payable	$55,016	$-
Settlement of accounts payable with sale of equipment	$212,067	$-
Warrants issued with promissory notes	$302,537	$-
Payment of CSIS debt by shareholder	$-	$554,500
Issuance of common stock sold in previous year	$-	$492,500
Investments received for services	$-	$92,175
Issuance common stock for acquisition of CNP Operating, LLC	$-	$10,620,000
Right of use asset	$-	$181,134

See accompanying notes to the consolidated financial statements.

CFN ENTERPRISES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

On January 22, 2021, the Company invested $35,000 in a new joint venture focused on sponsored content and marketing called East West Asset Management or East West. East West was formed as a Limited Liability Company in the State of Nevada on November 13, 2020. CFN owns 50% of the entity and one of its officers holds the title of Member Manager in East West. The Company has concluded that East West is a variable interest entity in accordance with applicable accounting standards and guidance. As such, the accounts and results of East West have been included in the Company’s consolidated financial statements.

On August 23, 2021, the Company entered into securities purchase agreements with CNP Operating, LLC, a Colorado limited liability company, or CNP Operating, and the owners of all of the equity interests of CNP Operating, or the Owners, whereby the Company acquired 100% of CNP Operating from the Owners in exchange for an aggregate of 354 million shares of the Company’s common stock. The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. On August 25, 2021, the transaction was closed and CNP Operating became a wholly owned subsidiary of the Company.

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

On December 6, 2021, we effected a reverse split of our outstanding common stock in the ratio of 1-for-15, or the Reverse Stock Split.  All share amounts retrospectively reflect the effect of the Reverse Stock Split.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $8,802,958 and an accumulated deficit of $58,996,099 as of December 31, 2022.  The Company also had a net loss of $9,922,219 for the year ended December 31, 2022.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness CBD, products.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries CNP Operating, CFN Real Estate, LLC, a Delaware limited liability company, CFN Real Estate II, LLC, a Delaware limited liability company, CNP of Wyoming, LLC and East West.  All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

During the period, the Company concluded that East West is a variable interest entity in accordance with applicable accounting standards and guidance. As such, the accounts and results of East West have been included in the Company’s consolidated financial statements.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets and intangible assets, impairment of long-lived assets, borrowing rate considered for operating lease right-of-use asset and related operating lease liability, and assumptions used in Black-Scholes valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications.

Segment Reporting

The Company operates under one reporting segment.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. During the year ended December 31, 2022 and 2021, the Company had restricted cash balances of $20,128 and $20,014, respectively, included as a component of total cash and restricted cash as presented on the accompanying consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables are due from sales billed to customers. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of December 31, 2022 and 2021 amounted to $470,532 and $337,192, respectively.  During the year ended December 31, 2022, the Company recognized $180,398 in bad debt expense.

Inventory

The Company’s inventory consists of finished goods acquired for its e-commerce network business it is currently in the process of launching. The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value. As of December 31, 2022, the Company valued the inventory at $0.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses relating to continuing operations for the year ended December 31, 2022 and 2021 amounted to $40,243 and $69,725, respectively.

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

During the year ended December 31, 2022, the Company recorded an impairment charge of $200,000, which was included in other income (expense) in the consolidated statements of operations.  As of December 31, 2022, the value of the investment was $0.

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

At December 31, 2022, management determined that certain events and circumstances occurred that indicated that the net book value of CNP’s long-lived assets may not be recoverable.  As such, the Company recorded an impairment charge of $3,276,193 to record the estimated residual value of the property and equipment.  Additionally, the Company recorded an impairment charge of $339,768 pertaining to CNP’s right of use asset.

Comprehensive Loss

The Company follows FASB ASC 220 in reporting comprehensive income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive loss is equal to net loss.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of December 31, 2022, the Company had no outstanding stock options, 988,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As of December 31, 2021, the Company had 210,667 outstanding stock options and 311,112 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consist of the following:

	December 31,
	2022	2021
Machinery & equipment	$50,000	$7,732,643
Furniture and equipment and leasehold improvements	14,772	411,294
	64,772	8,143,937
Less: Accumulated depreciation	(11,202)	(3,007,941)
	$53,570	$5,135,996

On April 29, 2022, the Company issued 1,000,000 shares of common stock in connection with the closing of the purchase of property and equipment in Wray, Colorado, by the Company’s subsidiary CFN Real Estate II, LLC. The total purchase price of the property was $700,000 or $0.70 per share.  The Company allocated $521,810 to the building, $22,719 to the land and $155,471 to the equipment purchased.  The property was reclassified to assets held for sale at December 31, 2022 (see Note 8).

In June 2022, CNP sold equipment with a value of $212,067 for settlement of accounts payable of $300,000. Accordingly, the Company recorded a $87,933 gain on the sale, which is included in the impairment expense.

At December 31, 2022, management determined that certain events and circumstances occurred that indicated that the net book value of CNP’s long-lived assets may not be recoverable.  As such, the Company recorded an impairment charge of $3,276,193 to record the estimated residual value of the property and equipment, which was determined to be $50,000.  The impairment charge included reversing $4,508,118 in accumulated depreciation pertaining to CNP’s property and equipment.

Depreciation expense for the years ended December 31, 2022 and 2021 amounted to $1,612,334 and $483,920, respectively.

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

	December 31
	2022	2021
Balance, beginning of period	$ 46,516	$ -
Additions	-	92,175
Sale of marketable securities	-
Change in fair value	(46,516)	(45,659)
Balance, end of period	$ -	$ 46,516

The Company accounts for its investments in equity securities in accordance with ASC 321-10 Investments - Equity Securities. The equity securities may be classified into two categories and accounted for as follows:

∙

Equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses included in earnings. Any dividends received are recorded in interest income, the fair value of equity investments with fair values is primarily obtained from third-party pricing services.

∙

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. This determination requires significant judgments to be made. The Company considers marketable securities quoted on the NASDAQ, Canadian Stock Exchange and OTC Pink sheets and then discounts the value after considering Rule 144 restrictions and market liquidity to be fair valued with Level 1 inputs. The Company had the following financial assets of December 31, 2022:

	Balance as of	Significant Unobservable Inputs
	December 31, 2022	Level 1	Level 2	Level 3

Marketable Securities	-	-	-	-
Total Assets	$ -	$ -	$ -	$ -

NOTE 6: NOTE PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. In May 2021, the Company and the holder of the promissory note reached an agreement to extend the maturity date of the note from September 30, 2022 to September 30, 2024. In connection with the extension, the Company issued 160,000 shares of its common stock to the noteholder in lieu of $40,000 of interest accrued and accruing on the promissory note through December 31, 2022. In 2022, the maturity date was extended to 2024.

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of December 31, 2022, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

On October 28, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $2,218,000 at December 31, 2022.  At December 31, 2022, the Company reversed $1,312,080 previously recorded to additional paid-in capital in 2022 to reflect the outstanding principal of $2,218,000. The note is currently in default and personally guaranteed by Anthony Zingarelli.

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at December 31, 2022.  The note is currently in default.

On May 6, 2020, the Company entered into a promissory note, or the Note, with Pacific Western Bank, evidencing an unsecured loan, or the Loan, in the amount of $263,000 made to the Company under the Paycheck Protection Program, or the PPP. The interest rate on the Loan is 1.0% per annum. The Note matured on May 6, 2022. The Company has applied for full forgiveness of the amounts due under the Note and received forgiveness during the year ended 2021.

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

On May 12, 2021, the Company’s subsidiary CNP Operating restructured the CSBG note payable of $2,957,000, the Eagle #1 note payable of $550,000 and the Eagle #2 note payable of $300,000 by entering into a payment and indemnification agreement with the receivers/trustee of CBSG and Eagle. The receiver has agreed that the balance of the outstanding amounts will be paid over the course of 24 months in equal payments of $158,625. Further, the Company shall pay $20,000 per month toward the balance and Anthony Zingarelli (“Zingarelli”) and Colorado Sky Industrial Supply LLC (“CSIS”), agree to personally pay the sum of $138,625 per month. Zingarelli is the only member of CNP Operating that signed a personal guarantee on the loans and Zingarelli is the sole member of CSIS. Zingarelli and CSIS has agreed to indemnify and hold the Company harmless from any and all losses, liabilities and claims. If a loss is incurred by the Company with respect to any claims, Zingarelli shall reimburse the Company for the amount of any such loss. The Company has recorded the Zingarelli payments during the period as contributions to additional paid in capital through December 31, 2021.  This note is currently in default.

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. The outstanding balance of the note was $34,892 at December

31, 2022. In 2022, CNP purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at December 31, 2022, and was fully repaid in 2023.

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

On April 8, 2022, the Company entered into two promissory notes for aggregate proceeds of $676,000.  The promissory note is unsecured, has a maturity date of April 30, 2024 and all principal is due upon maturity.  The notes bear interest at 18% per annum and accrued interest is payable monthly commencing on August 1, 2022.  In connection with the notes, the Company granted 676,000 warrants to the lenders with an exercise price of $1.00 per share.  The warrants were valued using the Black-Scholes model and determined a fair value of $302,537, which was recorded as a debt discount and will be amortized to interest expense over the life of the notes.

On October 4, 2022, the Company converted the entire $676,000 in principal and $50,700 in accrued interest on its convertible notes into an aggregate of 2,906,800 shares of common stock.  As a result of the conversion, the Company recorded a loss on conversion of $571,220. During the year ended December 31, 2022, the Company fully amortized the $302,537 debt discount.

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

Future scheduled maturities of long-term debt are as follows.

December 31, 2022
2023	$ 3,088,250
2024	793,585
2025	43,585
2026	27,263
2027	12,507
Thereafter	101,396
$ 4,066,587

The aggregate current portion of long-term debt as of December 31, 2022 amounted is $3,088,250, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

On April 14, 2022, the Company entered into securities purchase agreements with investors for the purchase of an aggregate of 1,144,383 shares of common stock at a purchase price of $0.70 per share for gross proceeds of $800,020. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On October 4, 2022, the Company converted the entire $676,000 in principal and $50,700 in accrued interest on its convertible notes into an aggregate of 2,906,800 shares of common stock.  The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

On October 31, 2022, the Company converted $40,000 in accrued interest on an outstanding note into 160,000 shares of common stock.  As a result of the conversion, the Company recorded a gain on conversion of $8,000.  The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 3, 2022, the Company entered into securities purchase agreements with investors for the purchase of an aggregate of 800,000 shares of common stock at a purchase price of $0.25 per share for gross proceeds of $200,000. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

As of December 31, 2022, there was $217,500 in payments made in advance of securities date.

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

For the year ended December 31, 2022 and 2021, the Company incurred $240,000 and $240,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the years ended December 31, 2022 and 2021:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at January 1, 2021	350,463	$ 7.80	3.56
Granted	-	-
Exercised	(4,630)	1.50
Forfeited	(33,333)	6.75
Outstanding at December 31, 2021	312,500	4.95	2.61
Granted	676,000	1.00
Forfeited	-	-
Outstanding at December 31, 2022	988,500	$ 2.25	2.39

Vested and expected to vest at December 31, 2022	988,500	$ 2.25	2.39
Exercisable at December, 2022	988,500	$ 2.25	2.39

In April 2022, the Company granted 676,000 warrants in connection with the issuance of promissory notes (see Note 6). The warrants have an exercise price of $1.00 per share, expire in three years and are immediately exercisable.

As of December 31, 2022, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan is currently 1,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The Plan expired on December 14, 2016.

The following summarizes the Company’s stock option activity for the years ended December 31, 2022 and 2021:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
Outstanding at January 1, 2021	210,667	$ 4.95	1.44
Forfeited/cancelled	-
Outstanding at December 31, 2021	210,667	4.95	0.94
Forfeited/cancelled	(210,667)	4.95
Outstanding at December 31, 2022	-

Vested and expected to vest at December 31, 2022	-	-	-

As of December 31, 2022, there were no outstanding options.

NOTE 8: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations

During May 2019, the Company decided to discontinue most of its operating activities pursuant to the Asset Purchase Agreement entered into with CAKE Software, Inc. (see Note 1).

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2022 and 2021, and consist of the following:

	December 31,	December 31,
	2022	2021

Current liabilities of discontinued operations
Accounts payable and accrued expenses	$79,823	$79,823
Total current liabilities of discontinued operations	$79,823	$79,823

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations.  There were no results of operations pertaining to discontinued operations for the years ended December 31, 2022 and 2021.

Assets Held for Sale

As of December 31, 2022, the Company determined that its property and equipment in Wray, Colorado (via CFN Real Estate II) were to be listed for sale.  Accordingly, the Company reported the disposal group of the long-lived assets at its lower of the carrying value or the fair value less cost to sell.

The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheet as of December 31, 2022, and consist of the following:

December 31,
2022
Machinery & equipment	$ 521,810
Building	155,471
Land	22,719
700,000
Less: Accumulated depreciation	(100,953)
$ 599,047

On April 12, 2023, the Company sold its property at Wray, Colorado for total proceeds of $699,000.

NOTE 9: INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2022 and 2021 consisted of the following:

	Years Ended
	December 31,
	2022	2021
Current
Federal	-	-
State	-	-
Total current	$-	$-
Deferred
Federal	(7,280,948)	-
State	-	-
Change in valuation allowance	7,280,948
Total deferred	$-	$-
Total	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended
	December 31,
	2022	2021
Statutory federal rate	21%	-
State income taxes net of federal income tax benefit	9	-
Permanent differences for tax purposes	-	-
Change in valuation allowance	(30)	-
Effective income tax rate	-	-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$5,666,600	$3,518,643
Impairment	2,065,027	1,054,294
Stock-based compensation	-	21,163
Other temporary difference	(450,679)	(321,112)
Total deferred tax assets	7,280,948	4,272,988
Change in valuation allowance	(7,280,948)	(4,272,988)
Effective income tax rate	$-	$-

At December 31, 2022, the Company had available net operating loss carryforwards of approximately $20.3 million that may be applied against future taxable income and expires at various dates between 2027 and 2039, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax years ended 2018 and later and by California authorities for tax years ended 2014 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

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

On June 4, 2019, the Company’s subsidiary CNP Operating entered into a Lease Agreement with Blair Investments, LLC for the lease of office space in Centennial Colorado, for a period of 3 year at a rate of $10,521 per month. On September 26, 2019, this agreement was terminated and replaced with a new agreement starting October 1, 2019 and expiring on June 30, 2023.  The agreement is personally guaranteed by Anthony Zingarelli.

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

On August 12, 2022, CFN Real Estate LLC, entered into a First Amendment to Lease Agreement, or the Amendment, to the Lease, with H2S2 LLC, for property in Eaton, Colorado. The Amendment amends the Lease to (i) provide for payment of the final non-refundable deposit in the amount of $34,000 on or before the earlier of November 30, 2022 or exercise of the option to purchase, (ii) provide for payment of the July 2022 monthly base rent in the amount of $14,000 on or before November 30, 2022, (iii) amend the payment date for monthly base rent from the 1st to the 15th of each month, (iv) to delete the seller financing provisions of the lease, and (v) to provide for an amendment fee of $20,000, on or before November 30, 2022, or upon exercise of the option to purchase, on or before the earlier of December 31, 2022 or closing on the purchase of the premises.

In January 2022, the Company’s subsidiary CNP Operating of Wyoming, LLC entered into a lease agreement with Wyott Capital Group for the lease of storage and manufacturing space in Cheyenne, Wyoming for a 3-year term including a base rent of $6,825.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases maturing as of December:

Operating
Leases
2023	$262,727
2024	234,083
2025	15,498
Total lease payments	512,308
Less imputed interest	(48,823)
Total lease obligations	463,485
Less current lease obligations	(262,727)
Long-term lease obligations	$200,758

	December 31,
Operating leases	2022	2021

Assets
Right of use asset	$110,321	$663,575

Liabilities
Current portion of right of use liability	$262,727	$747,422
Right of use liability	200,758	475,325
Total operating lease liabilities	$463,485	$3,221,952

NOTE 12: RELATED PARTY TRANSCATIONS

As of December 31, 2022, there was $503,259 in amounts due to related parties, including $428,700 due to CSIS. The advances are unsecured, non-interest bearing and due on demand.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. Except as set forth below, the Company is not presently a party to any legal proceedings that it currently believes, if determined adversely to the Company, would individually or taken together have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

In October 2022, CAKE Software Inc. ("CAKE") filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, captioned CAKE Software, Inc. v. Accelerize Inc. n/k/a CFN Enterprises Inc., Index No. 653838/2022.  CAKE's lawsuit stems from an Asset Purchase Agreement (the "APA") executed by the parties in May 2019, in which CAKE was the buyer of certain assets from the Company.  CAKE alleges that Registrant breached the APA by not paying a purported outstanding amount due which was to be calculated post-closing, and for breaching certain representations and warranties in the APA.  CAKE further seeks indemnification under the APA for what it alleges are liabilities the Company retained after the closing of the sale.  Based on its claims, CAKE is seeking compensatory damages of at least $1,045,441.86, attorney's fees, interests and costs, and such other relief as the court may deem just and appropriate.

In its Answer and Counterclaims, filed in January 2023, the Company denies the material allegations in CAKE's operative complaint as well as any liability to CAKE, and has also asserted claims of its own against CAKE and Perseus Operating Group, a Constellation Software Inc. division ("Constellation Software"). The Company's counterclaims assert that CAKE breached the APA by failing to pay the Company an earn-out, calculated in accordance with the APA, over a three-year period and totaling no less than $12,375,000, and that CAKE failed to pay the Company a $500,000 holdback amount.  The Company further alleges that Constellation Software is the alter ego of CAKE, and therefore, is also liable under the APA.  Through its counterclaims, the Company seeks compensatory damages of no less than $12,875,000, encompassing the earn-out amounts owed and the holdback amount, plus attorneys' fees, interests and costs, and other such relief as the court may deem just and proper.

Currently, a scheduling conference is set for May 2023.  Notwithstanding, CAKE and the Company have stipulated to an early mediation to be completed no later than June 30, 2023, and have stipulated to a stay of discovery pending mediation.  In the event the parties are unable to resolve this matter at mediation, they have further stipulated to submit with the court a proposed preliminary conference order, or, if they are unable to come to an agreement, a letter detailing the disputes, no later than July 7, 2023. The Company has determined that potential losses in this matter are neither probable or reasonably possible at this time.

On October 18, 2021, the Company settled a vendor dispute in the amount of $100,000 of which the initial payment of $40,000 was paid on the execution of the settlement and balance to paid in 48 equal monthly payments of $1,250. The balance as of December 31, 2022, is $45,000.

NOTE 14: SUBSEQUENT EVENTS

In January 2023, the Company issued 2,400,000 shares of common stock at a purchase price of $0.25 per share for $600,000 in gross proceeds.  The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 13, 2023, Vince Kandis, the President of CNP Operating, LLC, a wholly owned subsidiary of CFN Enterprises Inc., resigned from his position.

On April 1, 2023, Emerging Growth LLC entered into a new lease agreement for its premises in Whitefish, Montana commencing April 1, 2023, for a period of five years at a rate of $3,750 per month, which lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase.

On April 12, 2023, the Company sold its property at Wray, Colorado for total proceeds of $699,000.  In connection with the sale, the Company repaid $525,000, including $500,000 in principal and $25,000 in accrued interest, on CFN Real Estate II’s related note payable with Physician Strategic.

Management has evaluated subsequent events through April 17, 2023, the date the consolidated financial statements were available to be issued. Based on this evaluation, no material events were identified which require adjustment or disclosure in these financial statements.