Form 10-Q
period 2023-03-31
CFN Enterprises Inc.
filed 2023-05-22
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 22, 2023 was 40,090,664.

When used in this quarterly report, the terms “CFN Enterprises,” “the Company,” “we,” “our,” and “us” refer to CFN Enterprises Inc., a Delaware corporation, and its consolidated subsidiaries, unless the context indicates otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations for 2023, our expectations for revenue sources, costs of revenue and expenses going forward, and that we will continue to pursue strategic transactions and opportunities, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of CFN Enterprises Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” contained in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on April 17, 2023. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$18,636	$12,474
Restricted cash	20,203	20,128
Accounts receivable, net	20,110	28,245
Total current assets	58,949	60,847
Property and equipment, net	50,738	53,570
Right of use asset	99,406	110,321
Other assets	54,176	46,766
Assets held for sale	599,047	599,047
Total assets	$862,316	$870,551

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,317,905	$2,357,614
Accrued liabilities	2,662,761	2,343,654
Payments made in advance of securities date	-	217,500
Due to related party	499,640	503,259
Deferred revenue	13,267	10,978
Current portion of notes payable	3,086,580	3,088,250
Current portion of right of use liability	262,727	262,727
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	8,922,703	8,863,805
Right of use liability	147,040	200,758
Long-term note payable, net of current portion and discounts	976,144	978,337
Total liabilities	10,045,887	10,042,900

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 40,094,664 and 37,609,664 shares issued and outstanding as of March 31, 2023 and December 31,2022, respectively	40,090	37,690
Additional paid-in capital	50,383,656	49,786,056
Accumulated deficit	(59,607,321)	(58,996,099)
Total stockholders' deficit	(9,183,571)	(9,172,349)
Total liabilities and stockholders' deficit	$862,316	$870,551

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2023	2022
Net revenues	$112,957	$1,519,291
Cost of revenue	176,191	2,283,683
Gross loss	(63,233)	(764,392)

Operating expenses:
Selling, general and administrative	422,013	491,498
Total operating expenses	422,013	491,498

Loss from operations	(485,247)	(1,255,890)

Other income (expense):
Interest expense	(66,051)	(46,316)
Interest income	76	2
Total other income (expense), net	(65,976)	(46,314)

Net loss	$(551,222)	$(1,302,204)
Preferred stock interest	60,000	60,000
Net loss available to common shareholders	$(611,222)	$(1,362,204)
Net loss attributable to non-controlling interest	-	23
Net loss available to CFN Enterprises common shareholders	$(611,222)	$(1,362,181)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)

Weighted average common shares outstanding -
basic and diluted	38,170,664	31,679,481

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balances at December 31, 2021	500	$1	3,000	$3	31,679,481	$31,679	$46,399,451	$(48,833,880)	$7,003	$(2,395,743)
Payment of CSIS debt by shareholder	-	-	-	-	-	-	415,875			415,875
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(1,302,181)	(23)	(1,302,204)
Balances at March 31, 2022	500	$1	3,000	$3	31,679,481	$31,679	$46,815,326	$(50,196,061)	$6,980	$(3,342,072)

Balance at December 31,2022	500	$1	3,000	$3	37,690,664	$37,690	$49,786,056	$(58,996,099)	$-	$(9,172,349)
Issuance of common stock for cash	-	-	-	-	2,400,000	2,400	597,600	-	-	600,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(551,222)	-	(551,222)
Balances at March 31, 2023	500	$1	3,000	$3	40,090,664	$40,090	$50,383,656	$(59,607,321)	$-	$(9,183,571)

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(551,222)	$(1,302,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,832	381,200
Amortization of right of use asset	10,915	48,752
Amortization of deferred financing cost	-	1,479
Changes in operating assets and liabilities:
Accounts receivable, net	8,135	(222,582)
Inventory	-	61,248
Prepaid expenses and other assets	(7,410)	(8,500)
Accounts payable and accrued expenses	251,898	1,090,563
Deferred revenue	2,289	(16,946)
Payments made in advance of securities date	(250,000)	-
Right of use liability	(53,718)	(71,106)
Net cash used in operating activities	(586,282)	(38,096)
Cash flows from investing activities:
Purchase of property and equipment, net	-	(14,054)
Net cash used in investing activities	-	(14,054)
Cash flows from financing activities:
Repayments to related parties	(3,619)	-
Repayments of notes	(3,863)	(7,603)
Proceeds from sale of common stock	600,000	-
Net cash provided by (used in) financing activities	592,518	(7,603)
Net change in cash and cash equivalents	6,237	(59,753)
Cash and restricted cash at beginning of period	32,602	190,029
Cash and restricted cash at end of period	$38,839	$130,276

Reconciliation of cash and restricted cash:
Cash at beginning of period	$12,474	$170,015
Restricted cash at beginning of period	20,128	20,014
Cash and restricted cash at beginning of period	$32,602	$190,029

Cash at end of period	$18,636	$110,260
Restricted cash at end of period	20,203	20,016
Cash and restricted cash at end of period	$38,839	$130,276

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Accrual of preferred stock interest	$60,000	$60,000

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

The Company’s current operations consist of the sponsored content and marketing business, or the CFN Business, from the assets acquired pursuant to the Emerging Growth Agreement.

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

On August 23, 2021, the Company entered into securities purchase agreements with CNP Operating, LLC, a Colorado limited liability company, or CNP Operating, and the owners of all of the equity interests of CNP Operating, or the Owners, whereby the Company acquired 100% of CNP Operating from the Owners in exchange for an aggregate of 23.6 million shares of the Company’s common stock. The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. On August 25, 2021 the transaction was closed and CNP Operating became a wholly owned subsidiary of the Company. CNP Operating is a cannabidiol manufacturer. In the fourth quarter of 2022 and the first quarter of 2023, the Company took steps to wind down the operations of CNP Operating and focus on the CFN Business.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $8,863,754 and an accumulated deficit of $59,607,321 as of March 31, 2023.  The Company also had a net loss of $551,222 for the three months ended March 31, 2023.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the CFN Business, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness cannabidiol, or CBD, products.

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

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021, which are included in the Company’s December 31, 2022 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 17, 2023.  The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended March 31, 2023 are not necessarily indicative of results for the entire year ending December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. At March 31, 2023, the Company had a restricted cash balance of $20,203 included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of March 31, 2023 and December 31, 2022 amounted to $453,952 and $470,532, respectively.

Inventory

The Company’s inventory consists of finished goods acquired for its e-commerce network business it is currently in the process of launching.  The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value.  As of March 31, 2023, the Company valued the inventory at $0.

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

Additional Disclosures Regarding Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue and due to related party approximate their fair value due to the short-term maturity of these items. The Company’s notes payable approximate their fair value due to the market rate of interest on the notes.

Advertising

The Company expenses advertising costs as incurred.  Advertising expenses for the three months ended March 31, 2023 and 2022 amounted to $12,614 and $11,214, respectively.

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

For interim periods, the Company uses the effective income tax rate method resulting in zero income tax for the three months ended March 31, 2023 and 2022.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of March 31, 2023, the Company had no outstanding stock options, 988,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As of March 31, 2022, the Company had 210,667 outstanding stock options and 311,112 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

At December 31, 2022, management determined that certain events and circumstances occurred that indicated that the net book value of CNP’s ROU assets may not be recoverable. As such, the Company recorded an impairment charge of $339,768.

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	March 31,	December 31,
	2023	2022
Machinery & equipment	$50,000	$50,000
Furniture and equipment and leasehold improvements	14,772	14,772
	64,772	64,772
Less: Accumulated depreciation	(14,034)	(11,202)
	$50,738	$53,570

At December 31, 2022, management determined that certain events and circumstances occurred that indicated that the net book value of CNP’s long-lived assets may not be recoverable.  As such, the Company recorded an impairment charge of $3,276,193 to record the estimated residual value of the property and equipment, which was determined to be $50,000.

Depreciation expense for the three months ended March 31, 2023 and 2022 amounted to $2,832 and $381,200, respectively.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of March 31, 2023, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

Future scheduled maturities of long-term debt are as follows:

March 31, 2023
2023	3,086,580
2024	793,585
2025	43,585
2026	27,263
2027	12,507
Thereafter	99,203
4,062,724

The aggregate current portion of long-term debt as of March 31, 2023 amounted is $3,086,580, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

On December 6, 2021, the Company effected a reverse split of its outstanding common stock in the ratio of 1-for-15.

In January 2023, the Company issued 2,400,000 shares of common stock at a purchase price of $0.25 per share for $600,000 in gross proceeds.  The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

As of March 31, 2023 and December 31, 2022, there was $0 and $217,500, respectively, in payments made in advance of securities date.

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.001 per share, of which 500 have been authorized as Series A Preferred Stock and 3,000 have been authorized as Series B Preferred Stock.

For the three months ending March 31, 2023 and 2022 , the Company incurred $60,000 and $60,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the three months ended March 31, 2023:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2022	988,500	$ 2.25	2.39
Granted	-
Forfeited	-
Outstanding at March 31, 2023	988,500	$ 0.02	2.14

Vested and expected to vest at March 31, 2023	988,500	$ 2.25	2.14
Exercisable at March 31, 2023	988,500	$ 2.25	2.14

As of March 31, 2023, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 1,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The Plan expired on December 14, 2016.

As of March 31, 2023, there were no outstanding options.

NOTE 6: LEASES

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

At December 31, 2022, management determined that certain events and circumstances occurred that indicated that the net book value of CNP’s ROU assets may not be recoverable. As such, the Company recorded an impairment charge of $339,768.

NOTE 7: ASSETS HELD FOR SALE

As of December 31, 2022, the Company determined that its property and equipment in Wray, Colorado (via CFN Real Estate II) were to be listed for sale.  Accordingly, the Company reported the disposal group of the long-lived assets at its lower of the carrying value or the fair value less cost to sell.

The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheet as of March 31, 2023, and consist of the following:

March 31,
2023
Machinery & equipment	$ 521,810
Building	155,471
Land	22,719
700,000
Less: Accumulated depreciation	(100,953)
$ 599,047

On April 12, 2023, the Company sold its property at Wray, Colorado for total proceeds of $699,000.

NOTE 8: RELATED PARTY TRANSACATIONS

As of March 31, 2023 and December 31, 2022, there was $499,640 and $503,259 in amounts due to related parties, respectively, including $428,700 due to CSIS. The advances are unsecured, non-interest bearing and due on demand.

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

On October 18, 2021, the Company settled a vendor dispute in the amount of $100,000 of which the initial payment of $40,000 was paid on the execution of the settlement and balance to paid in 48 equal monthly payments of $1,250. The balance as of December 31, 2022, is $41,250.

NOTE 10: SUBSEQUENT EVENTS

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

On May 15, 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 1,620,000 shares of its common stock as payment for $405,000 in outstanding accrued interest on the Series B Preferred Stock through June 30, 2023, The shares were issued under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as not involving a public offering.

On May 19, 2023, the Company entered into an advisory agreement with the Isaac Shehebar 2008 AIJJ Grantor Retained Annuity Trust and Ezra A. Chehebar (the “Advisors”), existing shareholders of the Company, for consulting services and to advise the Company’s executive team on strategic, branding, marketing, distribution, networking and other general business matters.  As consideration under the advisory agreement, on May 22, 2023, the Company issued an aggregate of 6 million five-year warrants to purchase common stock at a price of $0.25 per share to the Advisors.

On May 22, 2023, John Rand, the Company’s Executive Vice President of Finance, resigned from his position.

Management has evaluated subsequent events through May 22, 2023, the date the consolidated financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2022. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We own and operate a cannabis industry focused sponsored content and marketing business, or the CFN Business. Our ongoing operations currently consist primarily of the CFN Business and we will continue to pursue strategic transactions and opportunities. We are currently in the process of launching an e-commerce network focused on the sale of general wellness CBD products. We also own CNP Operating which is a cannabidiol manufacturer. In the fourth quarter of 2022 and the first quarter of 2023, the Company took steps to wind down the operations of CNP Operating and focus on the CFN Business.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following are the results of our operations for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022:

	Three Months Ended
	March 31,
	2023	2022	Change

Net revenues	$112,957	$1,519,291	$(1,406,334)
Cost of revenue	176,191	2,283,683	(2,107,492)
Gross profit (loss)	(63,233)	(764,392)	701,159

Operating expenses:
Selling, general and administrative	422,013	491,498	(69,485)
Total operating expenses	422,013	491,498	(69,485)

Loss from operations	(485,247)	(1,255,890)	770,643

Other income (expense):
Interest expense	(66,051)	(46,316)	(19,735)
Interest income	76	2	74
Total other income (expense), net	(65,976)	(46,314)	(19,662)

Provision for income taxes	-	-	-
Net loss	$(551,222)	$(1,302,204)	$750,982

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

During the three months ended March 31, 2023, the Company realized $84,711 of campaign revenue compared to $102,226 in the first quarter of 2022.  The decrease was primarily due to a shift in efforts in late 2022 and the first quarter of 2023 to the CFN Business from the CNP Operating business.

The Company’s revenue as of March 31, 2023 and 2022 also included $22,246 and $17,065, respectively, relating to sales of product from its e-commerce network focused on the sale of general wellness CBD products.

During the three months ended March 31, 2023, the Company’s subsidiary CNP Operating generated nominal revenue compared to $1.4 million in the first quarter of 2022 as the CNP Operating subsidiary was ceasing most operations by the end of 2022.

Cost of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. CNP cost of revenue included the cost of hemp material, manufacturing material such as solvent, fuel and equipment depreciation.

The Company’s cost of revenue for the three months ended March 31, 2023 were significantly lower than those in the first quarter of 2022 due to the CNP Operating subsidiary ceasing operations, including their inventory purchasing and revenue generating activities, in late 2022.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2023 were lower than those in the first quarter of 2022 due to cost-cutting measures and the decreased operations of CNP Operating beginning late 2022.

Other Income/Expense

Other expenses during the three months ended March 31, 2023 and 2022 were primarily due to interest expense related to notes payable.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had $18,636 in unrestricted cash and $4,062,724 in notes payable.

The Company had a working capital deficit of $8,863,754 and an accumulated deficit of $59,607,321 as of March 31, 2023.  The Company also had a net loss of $551,222 for the three months ended March 31,2023.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing its CFN Business, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness CBD, products.

At the present time, we do not have arrangements to raise additional capital, and we may need to identify potential investors and negotiate appropriate arrangements with them. We may not be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot obtain the needed capital, we may not be able to become profitable and may have to curtail or cease our operations. Additional equity financing, if available, may be dilutive to the holders of our capital stock. Debt financing may involve significant cash payment obligations, covenants and financial ratios that may restrict our ability to operate and grow our business.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022:

	Year Ended
	March 31,
	2023	2022
Net cash used in operating activities	$(586,282)	$(38,096)
Net cash used in investing activities	$-	$(14,054)
Net cash provided by (used in) financing activities	$592,518	$(7,603)

Net cash used in operating activities was $586,282 during the three months ended March 31, 2023, compared to cash used in operating activities of $38,096 million during the same period in 2022.  The increase in cash used in operating activities was primarily driven by the Company’s net loss in 2023 and cash used in operating assets and liabilities.

Net cash used in investing activities during the three months ended March 31, 2022 primarily consisted of the purchase of property and equipment.

Net cash provided by financing activities during the three months ended March 31, 2023 was $592,518, including proceeds from common stock for $600,000 less related party repayments of $3,619 and note repayments of $3,863. Net cash provided by financing activities during the three months ended March 31, 2022 was the payment of promissory notes  compared to the prior year for the same period of $273,000 was the result of proceeds from a second PPP loan of $263,000 and the sale of common stock for $10,000.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of March 31, 2023, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

Future scheduled maturities of long-term debt are as follows:

March 31, 2023
2023	3,086,580
2024	793,585
2025	43,585
2026	27,263
2027	12,507
Thereafter	99,203
4,062,724

The aggregate current portion of long-term debt as of March 31, 2023 is $3,086,580, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

Other Outstanding Obligations at March 31, 2023

Warrants

As of March 31, 2023, 988,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of March 31, 2023, 0 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2023, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other outside service providers involved with performing key elements of our disclosure and financial reporting controls.  Our current financial condition, has temporarily hindered our ability to file timely reports for this reason.  As a result, we have assessed our disclosure controls and controls over financial reporting as not effective.

PART II - OTHER INFORMATION

Item 5. Other Information

Given the timing of events, the following information is included in this Form 10-Q pursuant to Item 3.02 “Unregistered Sales of Equity Securities” and Item 5.02 of Form 8-K “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” in lieu of filing a Form 8-K.

On May 15, 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 1,620,000 shares of its common stock as payment for $405,000 in outstanding accrued interest on the Series B Preferred Stock through June 30, 2023. The shares were issued under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as not involving a public offering.

On May 19, 2023, the Company entered into an advisory agreement with the Isaac Shehebar 2008 AIJJ Grantor Retained Annuity Trust and Ezra A. Chehebar (the “Advisors”), existing shareholders of the Company, for consulting services and to advise the Company’s executive team on strategic, branding, marketing, distribution, networking and other general business matters.  As consideration under the advisory agreement, on May 22, 2023, the Company issued an aggregate of 6 million five-year warrants to purchase common stock at a price of $0.25 per share to the Advisors.

May 22, 2023, John Rand, the Company’s Executive Vice President of Finance, resigned from his position.

Item 6.  Exhibits

4.1	Form of warrant issued on May 22, 2023*

10.1	Lease Agreement dated April 12, 2023 for Emerging Growth, LLC and CFN Enterprises, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 17, 2023).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: May 22, 2023	By:	/s/ Brian Ross
Brian Ross
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)