Form 10-Q
period 2023-06-30
CFN Enterprises Inc.
filed 2023-08-14
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 14, 2023 was 82,210,664.

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

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	Unaudited
ASSETS
Current assets:
Cash	$1,048,166	$12,474
Restricted cash	20,284	20,128
Accounts receivable, net	36,100	28,245
Total current assets	1,104,550	60,847
Property and equipment, net	47,907	53,570
Right of use asset	268,696	110,321
Other assets	55,676	46,766
Assets held for sale	-	599,047
Total assets	$1,476,829	$870,551

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,318,201	$2,357,614
Accrued liabilities	2,436,785	2,343,654
Payments made in advance of securities date	-	217,500
Due to related party	501,140	503,259
Deferred revenue	16,327	10,978
Current portion of notes payable	3,794,914	3,088,250
Current portion of right of use liability	312,033	262,727
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	9,459,223	8,863,805
Right of use liability	223,822	200,758
Long-term note payable, net of current portion and discounts	746,180	978,337
Total liabilities	10,429,225	10,042,900

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 41,710,664 and 37,690,664 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	41,710	37,690
Additional paid-in capital	52,128,924	49,786,056
Accumulated deficit	(61,123,034)	(58,996,099)
Total stockholders' deficit	(8,952,396)	(9,172,349)
Total liabilities and stockholders' deficit	$1,476,829	$870,551

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net revenues	$152,301	$1,468,373	$265,259	$2,987,664
Cost of revenue	47,484	2,117,165	223,675	4,400,848
Gross profit (loss)	104,817	(648,792)	41,584	(1,413,184)

Operating expenses:
Selling, general and administrative	1,703,134	784,174	2,125,148	1,275,672
Total operating expenses	1,703,134	784,174	2,125,148	1,275,672

Loss from operations	(1,598,317)	(1,432,966)	(2,083,564)	(2,688,856)

Other income (expense):
Interest expense	(37,450)	(106,071)	(103,501)	(152,387)
Gain on property and equipment	9,253	87,933	9,253	87,933
Unrealized loss on marketable securities	-	(19,494)	-	(19,494)
Gain on extinguishment of debt	13,219	-	13,219	-
Other income	157,502	3,772	157,502	3,772
Interest income	81	7	157	9
Total other income (expense), net	142,605	(33,853)	76,630	(80,167)

Provision for income taxes	-	-	-	-
Net loss	$(1,455,712)	$(1,466,819)	$(2,006,934)	$(2,769,023)
Preferred stock interest	60,000	60,000	120,000	120,000
Net loss available to common shareholders	$(1,515,712)	$(1,526,819)	$(2,126,934)	$(2,889,023)
Net loss attributable to non-controlling interest	-	22	-	45
Net loss available to CFN Enterprises common shareholders	$(1,515,712)	$(1,526,841)	$(2,126,934)	$(2,889,068)

Net loss per common share - basic and diluted	$(0.04)	$(0.04)	$(0.05)	$(0.09)

Weighted average common shares outstanding -
basic and diluted	40,846,664	33,346,183	40,255,331	32,512,832

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balances at December 31, 2021	500	$1	3,000	$3	31,679,481	$31,679	$46,399,451	$(48,833,880)	$7,003	$(2,395,743)
Payment of CSIS debt by shareholder	-	-	-	-	-	-	415,875	-	-	415,875
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(1,302,182)	(23)	(1,302,205)
Balances at March 31, 2022	500	1	3,000	3	31,679,481	31,679	46,815,326	(50,196,062)	6,980	(3,342,072)
Issuance of common stock for proceeds	-	-	-	-	1,142,898	1,143	798,877	-	-	800,020
Purchase of property and equipment with common stock	-	-	-	-	1,000,000	1,000	699,000	-	-	700,000
Warrants issued with promissory notes	-	-	-	-	-	-	302,537	-	-	302,537
Payment of CSIS debt by shareholder	-	-	-	-	-	-	477,723	-	-	477,723
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(1,466,797)	(22)	(1,466,819)
Balances at June 30, 2022	500	$1	3,000	$3	33,822,379	$33,822	$49,093,462	$(51,722,859)	$6,958	$(2,588,614)

Balances at December 31, 2022	500	$1	3,000	$3	37,690,664	$37,690	$49,786,056	$(58,996,099)	$-	$(9,172,349)
Issuance of common stock for cash	-	-	-	-	2,400,000	2,400	597,600	-	-	600,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(551,222)	-	(551,222)
Balances at March 31, 2023	500	1	3,000	3	40,090,664	40,090	50,383,656	(59,607,321)	-	(9,183,571)
Shares issued as payment for accrued interest	-	-	-	-	1,620,000	1,620	403,380	-	-	405,000
Stock compensation expense	-	-	-	-	-	-	1,156,100	-	-	1,450,942
Warrants issued in connection with note payable	-	-	-	-	-	-	185,788	-	-	185,788
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(1,455,712)	-	(1,455,712)
Balances at June 30, 2023	500	$1	3,000	$3	41,710,664	$41,710	$52,128,924	$(61,123,034)	$-	$(8,952,396)

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,006,934)	$(2,769,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,663	788,452
Amortization of right of use asset	29,488	97,090
Amortization of debt discount	16,349	-
Stock compensation expense	1,156,100	-
Gain on property and equipment	(9,253)	(87,933)
Gain on extinguishment of debt	(13,219)	-
Unrealized loss (gain) on marketable securities	-	19,494
Amortization of deferred financing cost	-	34,826
Non-controlling interest	-	(45)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,855)	94,059
Inventory	-	96,113
Prepaid expenses and other assets	(8,910)	9,250
Accounts payable and accrued expenses	351,937	540,235
Deferred revenue	5,349	(7,366)
Payments made in advance of securities date	32,500	-
Right of use liability, net	(115,493)	(120,712)
Net cash used in operating activities	(564,277)	(1,305,560)
Cash flows from investing activities:
Sale of assets held for sale	608,300	-
Purchase of property and equipment, net	-	(172,588)
Net cash provided/(used) in investing activities	608,300	(172,588)
Cash flows from financing activities:
Net advances from (repayments to) related parties	(2,119)	5,443
Proceeds from promissory notes	1,175,000	1,233,000
Repayments of notes	(531,056)	(15,206)
Proceeds from sale of common stock	350,000	210,000
Net cash provided by financing activities	991,825	1,433,237
Net change in cash and cash equivalents	1,035,848	(44,911)
Cash and restricted cash at beginning of period	32,602	190,029
Cash and restricted cash at end of period	$1,068,450	$145,118

Reconciliation of cash and resricted cash:
Cash at beginning of period	$12,474	$170,015
Restricted cash at beginning of period	20,128	20,014
Cash and restricted cash at beginning of period	$32,602	$190,029

Cash at end of period	$1,048,166	$125,095
Restricted cash at end of period	20,284	20,023
Cash and restricted cash at end of period	$1,068,450	$145,118

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of accrued preferred stock interest into shares	$405,000	$-
Right of use asset and liability	$187,863	$-
Warrants issued with promissory notes	$185,788	$302,537
Accrual of preferred stock interest	$120,000	$120,000
Conversion of notes into common stock	$-	$415,875
Purchase of property and equipment with common stock	$-	$700,000
Purchase of equipment with notes payable	$-	$55,016
Settlement of accounts payable with sale of equipment	$-	$212,067

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

The Company’s operations consist of the sponsored content and marketing business, or the CFN Business, from the assets acquired pursuant to the Emerging Growth Agreement.

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

The Company had a working capital deficit of $8,354,673 and an accumulated deficit of $61,123,034 as of June 30, 2023. The Company also had a net loss of $2,006,934 for the six months ended June 30, 2023.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the CFN Business, growing the newly acquired Ranco business and the business associated with the Packwoods licensing agreement (see Note 10), managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness cannabidiol, or CBD, products.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries CNP Operating, CFN Real Estate, LLC, a Delaware limited liability company, CFN Real Estate II, LLC, a Delaware limited liability company and CNP of Wyoming, LLC. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

During the period ended June 30, 2022 the Company concluded that East West was a variable interest entity in accordance with applicable accounting standards and guidance. As such, the accounts and results of East West have been included in the Company’s consolidated financial statements.  As of December 31, 2022, East West was fully impaired and valued at $0.

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021, which are included in the Company’s December 31, 2022 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 17, 2023. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended June 30, 2023 are not necessarily indicative of results for the entire year ending December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. At June 30, 2023, the Company had a restricted cash balance of $20,284 included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables are due from customers relating to contracts to provide investor relation services. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of June 30, 2023 and December 31, 2022 amounted to $454,012 and $470,532 respectively.

Inventory

The Company’s inventory consists of finished goods acquired for its e-commerce network business it is currently in the process of launching. The inventory is valued at the lower of cost (first-in, first-out) or estimated net realizable value. As of June 30, 2023, the Company valued the inventory at $0.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and restricted cash accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. From time-to-time, the Company’s bank balances exceed the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits. As of June 30, 2023, the Company had $798,166 in excess of federally insured limits.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended June 30, 2023 and 2022 amounted to $15,355 and $7,197, respectively. Advertising expenses for the six months ended June 30, 2023 and 2022 amounted to $27,969 and $18,411, respectively.

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

For interim periods, the Company uses the effective income tax rate method resulting in zero income tax for the six months ended June 30, 2023 and 2022.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of June 30, 2023, the Company had no outstanding stock options, 8,138,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of June 30, 2022, the Company had 4,000 outstanding stock options and 988,500 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

NOTE 3: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	June 30,	December 31,
	2023	2022
Machinery & equipment	$ 50,000	$ 50,000
Furniture and equipment and leasehold improvements	14,773	14,772
	64,773	64,772
Less: Accumulated depreciation	(16,866)	(11,202)
	$ 47,907	$ 53,570

At December 31, 2022, management determined that certain events and circumstances occurred that indicated that the net book value of CNP’s long-lived assets may not be recoverable. As such, the Company recorded an impairment charge of $3,276,193 to record the estimated residual value of the property and equipment, which was determined to be $50,000.

Depreciation expense for the three months ended June 30, 2023 and 2022 amounted to $2,831 and $407,252, respectively.

Depreciation expense for the six months ended June 30, 2023 and 2022 amounted to $5,664 and $788,452, respectively.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of June 30, 2023, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at June 30, 2023. The note is currently in default.

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

On May 11, 2022, the Company’s subsidiary, CFN Real Estate II, LLC, entered into a promissory note with a lender for the repayment of $500,000 in connection with the $500,000 refinancing of the Company’s property located in Wray, Colorado. The company received the proceeds from the refinancing on May 16, 2022. Accrued interest at the rate of 12% is payable monthly commencing on June 15, 2022, and the principal of the promissory note is payable upon maturity on June 15, 2024. Upon the Company’s sale of the property in April 2023 (see Note 7), the note was fully repaid.

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the six months ended June 30, 2023, amortization of debt discount was $16,349. As of June 30, 2023, note payable, net of unamortized discount of $169,438, was $980,562 for these two notes.

Future scheduled maturities of long-term debt are as follows:

June 30, 2023
2024	$3,794,914
2025	565,814
2026	50,882
2027	23,702
Thereafter	105,783
$4,541,094

The aggregate current portion of long-term debt as of June 30, 2023 amounted is $3,794,914, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

NOTE 5: STOCKHOLDERS’ DEFICIT

Common Stock

On December 6, 2021, the Company effected a reverse split of its outstanding common stock in the ratio of 1-for-15.

In January 2023, the Company issued 2,400,000 shares of common stock at a purchase price of $0.25 per share for $600,000 in gross proceeds.

In May, 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 1,620,000 shares of its common stock as payment for $405,000 in outstanding accrued interest on the Series B Preferred Stock through June 30, 2023.

As of June 30, 2023 and December 31, 2022, there was $0 and $217,500, respectively, in payments made in advance of securities date.

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.001 per share, of which 500 have been authorized as Series A Preferred Stock and 3,000 have been authorized as Series B Preferred Stock.

For the six months ending June 30, 2023 and 2022, the Company incurred $120,000 and $120,000, respectively, of interest from the outstanding preferred stock. In May, 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 1,620,000 shares of its common stock as payment for $405,000 in outstanding accrued interest on the Series B Preferred Stock through June 30, 2023.

Warrants

The following summarizes the Company’s warrant activity for the six months ended June 30, 2023:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2022	988,500	$2.25	2.39
Granted	7,150,000	0.25	4.89
Forfeited	-
Outstanding at June 30, 2023	8,138,500	$0.49	4.53

Vested and expected to vest at June 30, 2023	8,138,500	$0.49	4.53
Exercisable at June 30, 2023	8,138,500	$0.49	4.53

On May 19, 2023, the Company entered into an advisory agreement with the Isaac Shehebar 2008 AIJJ Grantor Retained Annuity Trust and Ezra A. Chehebar (the “Advisors”), existing shareholders of the Company, for consulting services and to advise the Company’s executive team on strategic, branding, marketing, distribution, networking and other general business matters.  As consideration under the advisory agreement, on May 22, 2023, the Company issued an aggregate of 6,000,000 five-year warrants to purchase common stock at a price of $0.25 per share to the Advisors.  The warrants are immediately exercisable.  During the six months ending June 30, 2023, the Company recorded stock-based compensation expense of $1,156,100 pertaining to these warrants, which was included in additional paid-in capital.

In connection with the May 2023 notes (see Note 4), the Company issued 1,150,000 warrants to purchase common stock. The warrants have an exercise price of $0.25 per share, are immediately exercisable and have a term of 5 years. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the six months ended June 30, 2023, amortization of debt discount was $16,349.

As of June 30, 2023, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 1,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The Plan expired on December 14, 2016.

As of June 30, 2023, there were no outstanding options.

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

On April 1, 2023, Emerging Growth LLC entered into a new lease agreement for its premises in Whitefish, Montana commencing April 1, 2023, for a period of five years at a rate of $3,750 per month, which lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase.  In connection with this lease, the Company recorded a ROU asset and liability of $187,863.

NOTE 7: ASSETS HELD FOR SALE

As of December 31, 2022, the Company determined that its property and equipment in Wray, Colorado (via CFN Real Estate II) were to be listed for sale. Accordingly, the Company reported the disposal group of the long-lived assets at its lower of the carrying value or the fair value less cost to sell.  Through March 31, 2023, the Company had $599,047 in assets held for sale on its consolidated balance sheet.

On April 12, 2023, the Company sold its property, including the machinery and equipment, at Wray, Colorado for $699,000 and received net proceeds of $608,3000 after selling expenses.  Accordingly, the Company recorded a gain on disposal of $9,253.

In connection with the sale, the Company repaid $525,000, including $500,000 in principal and $25,000 in accrued interest, on CFN Real Estate II’s related note payable with Physician Strategic, resulting in a gain on extinguishment of debt of $13,219.

As of June 30, 2023 and December 31, 2022, the assets held for sale balance was $0 and $599,047, respectively.

NOTE 8: RELATED PARTY TRANSACATIONS

As of June 30, 2023 and December 31, 2022, there was $501,140 and $503,259 in amounts due to related parties, respectively, including $428,700 due to CSIS. The advances are unsecured, non-interest bearing and due on demand.

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

CAKE and the Company stipulated to an early mediation and stipulated to a stay of discovery pending mediation. On July 19, 2023, the parties held a mediation but were unsuccessful in reaching an agreement.  Currently, a preliminary conference with the court is scheduled for August 31, 2023. The Company has determined that potential losses in this matter are neither probable or reasonably possible at this time.

On October 18, 2021, the Company settled a vendor dispute in the amount of $100,000 of which the initial payment of $40,000 was paid on the execution of the settlement and balance to paid in 48 equal monthly payments of $1,250. The balance as of June 30, 2023 and December 31, 2022, is $32,500 and $41,250, respectively.

NOTE 10: SUBSEQUENT EVENTS

On July 1, 2023, the Company and its wholly owned subsidiary, RANCO, LLC, a Delaware limited liability company (“Ranco”), entered into an asset purchase agreement (the “Asset Purchase Agreement”) with RAN CoPacking Solutions LLC, a California limited liability company (the “Seller”) and the members of the Seller (collectively, the “Founders”). The assets of the Seller acquired by Ranco consist of assets for co-packing and white label manufacturing services, including comprehensive solutions for third party logistics (3PL) related areas such as storage, order fulfillment, solutions for custom packaging and hardware needs for many different industries, and media and design services, along with strategic marketing support, to help clients establish and enhance their brand presence in the market (the “Purchased Assets”). Ranco acquired the Purchased Assets and assumed certain liabilities of the Seller (the “Acquisition”) in exchange for an aggregate of 40 million shares of Company common stock (the “Acquisition Shares”), and $1 million in cash consideration, payable in quarterly installments in an amount equal to the lesser of (i) Ranco’s gross revenues attributable to the Purchased Assets from and after the closing, net of all accrued debts, liabilities, and obligations of the Ranco and all amounts necessary or advisable to reserve, designate, or set aside for actual or anticipated costs, payments, liabilities, obligations, and claims with respect to the Purchased Assets, all as determined in good faith by Ranco, and (ii) $250,000, until paid in full (the “Cash Consideration”). The Asset Purchase Agreement also contains an earn out provision providing for the issuance of (i) 8 million shares of Company common stock to be issued upon Ranco achieving $19 million in gross revenue attributable to the Purchased Assets and a net profit of $3.9 million within the twelve month period beginning three months from the closing of the Acquisition (the “First Earnout Period”), and (ii) 8 million shares of Company common stock to be issued upon Ranco achieving $29 million in gross revenue attributable to the Purchased Assets and a net profit of $5.9 million within the twelve month period beginning on the day immediately following the end of the First Earnout Period. The Buyer also agreed to assume the Seller’s lease for property related to the Purchased Assets in Los Angeles, California, consisting of approximately 46,000 square feet, a current monthly rent of $77,286.14 with four years remaining on the term (increasing annually to $86,936.85 for the last year of the term) with a three-year option to extend, including the Seller’s security deposit of approximately $297,000.  The Company agreed to enter into employment agreements with the Founders and to guarantee the Cash Consideration portion of the purchase price.

Also on July 1, 2023, Ranco entered into promissory notes with certain lenders to borrow an aggregate of $5 million (the “Notes”). The Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7.5 million. The Notes are secured by the assets of Ranco and guaranteed by the Company. Two of the lenders, Isaac Shehebar 2008 AIJJ Grantor Retained Annuity Trust and Ezra A. Chehebar, are existing shareholders of, and advisors to, the Company.

Also on July 1, 2023, Ranco entered into the Packwoods Private Label Services and Intellectual Property Licensing Agreement (the “Licensing Agreement”), with PW Industries LLC, a Wyoming limited liability company (“PW”), RS Distributions LLC, a Delaware limited liability company (“RS”), and Packaging Innovations LLC, a Wyoming limited liability company (“PI”, and together with PW and RS, the “Licensors”), for the exclusive manufacturing, packaging and distribution of, and wholesale and retail sales of a variety hemp-based inhalable (pre-roll and vaporizer), edible products, and disposable nicotine-based inhalable vaporizer products, and the purchase of packaging materials to be used with Packwoods-branded cannabis products (containing more than 0.3% delta-9 THC by weight) and the distribution of those packaging materials to licensed cannabis manufacturers designated by PW, using the Licensor’s licensed property for a 5 year exclusive term, subject to certain exclusions.

On August 10, 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 500,000 shares of its common stock as payment for $45,000 in outstanding accrued interest on the Series B Preferred Stock through September 30, 2023,

Management has evaluated subsequent events through August 14, 2023, the date the consolidated financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

Overview

We own and operate a cannabis industry focused sponsored content and marketing business, or the CFN Business. Our ongoing operations currently consist primarily of the CFN Business and we will continue to pursue strategic transactions and opportunities. We are currently in the process of launching an e-commerce network focused on the sale of general wellness CBD products. We also own CNP Operating which is a cannabidiol manufacturer. In the fourth quarter of 2022 and the first quarter of 2023, the Company took steps to wind down the operations of CNP Operating and focus on the CFN Business. Subsequent to the period covered by this report, on July 1, 2023, the Company, through its wholly owned subsidiary, RANCO, LLC, a Delaware limited liability company (“Ranco”), acquired assets from RAN CoPacking Solutions LLC, a California limited liability company (the “Acquisition”) which consists of assets for co-packing and white label manufacturing services, including comprehensive solutions for third party logistics (3PL) related areas such as storage, order fulfillment, solutions for custom packaging and hardware needs for many different industries, and media and design services, along with strategic marketing support, to help clients establish and enhance their brand presence in the market. Also on July 1, 2023, Ranco entered into the Packwoods Private Label Services and Intellectual Property Licensing Agreement (the “Licensing Agreement”), with PW Industries LLC, a Wyoming limited liability company (“PW”), RS Distributions LLC, a Delaware limited liability company (“RS”), and Packaging Innovations LLC, a Wyoming limited liability company (“PI”, and together with PW and RS, the “Licensors”), for the exclusive manufacturing, packaging and distribution of, and wholesale and retail sales of a variety hemp-based inhalable (pre-roll and vaporizer), edible products, and disposable nicotine-based inhalable vaporizer products, and the purchase of packaging materials to be used with Packwoods-branded cannabis products (containing more than 0.3% delta-9 THC by weight) and the distribution of those packaging materials to licensed cannabis manufacturers designated by PW, using the Licensor’s licensed property for a 5 year exclusive term, subject to certain exclusions. The impact of the Acquisition and Licensing Agreement will be reflected in future periods.

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following are the results of our operations for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022:

	Three Months Ended
	June 30,
	2023	2022	Change

Net revenues	$152,301	$1,468,373	$(1,316,072)
Cost of revenue	47,484	2,117,165	(2,069,681)
Gross profit (loss)	104,817	(648,792)	753,609

Operating expenses:
Selling, general and administrative	1,703,134	784,174	918,960
Total operating expenses	1,703,134	784,174	918,960

Loss from operations	(1,598,317)	(1,432,966)	(165,351)

Other income (expense):
Interest expense	(37,450)	(106,071)	68,621
Gain on property and equipment	9,253	87,933	(78,680)
Unrealized loss on marketable securities	-	(19,494)	19,494
Gain on extinguishment of debt	13,219	-	13,219
Other income	157,502	3,772	153,730
Interest income	81	7	74
Total other income (expense), net	142,605	(33,853)	176,459

Provision for income taxes	-	-	-
Net loss	$(1,455,712)	$(1,466,819)	$11,107

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

During the three months ended June 30, 2023, the Company realized $132,040 of campaign revenue compared to $77,420 in 2022. The increase was primarily due to a shift in efforts in 2023 back to the CFN Business.

The Company’s revenue during the three months ended June 30, 2023 and 2022 also included $20,237 and $569, respectively, relating to sales of product from its e-commerce network focused on the sale of general wellness CBD products.

During the three months ended June 30, 2023, the Company’s subsidiary CNP Operating generated nominal revenue compared to $1.4 million in 2022 as the CNP Operating subsidiary was ceasing most operations at the end of 2022.

Cost of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. CNP Operating cost of revenue included the cost of hemp material, manufacturing material such as solvent, fuel and equipment depreciation.

The Company’s cost of revenue for the three months ended June 30, 2023 were significantly lower than those in the corresponding period in 2022 due to the CNP Operating subsidiary ceasing operations, including their inventory purchasing and revenue generating activities, in late 2022.

Operating Expenses

The Company’s operating expenses for the three months ended June 30, 2023 were higher than those in the corresponding period in 2022 due to $1,156,100 in stock compensation expense pertaining to the issuance warrants in May 2023.

Other Income/Expense

Other income/expenses during the three months ended June 30, 2023 were due to interest expense related to notes payable, gain on property and equipment, gain on extinguishment of debt, interest income and other income which was due to employee retention credits received. In 2023, the Company recorded a $9,253 gain on the sale of property and equipment. The Company also recorded a $13,219 gain on extinguishment of debt. In 2022, the Company recorded a $87,933 gain on the sale of property and equipment. The Company also recorded a $19,494 unrealized loss on marketable securities in 2022.

Results of Operations for the Six Months Ended June 30, 2023 and 2022

The following are the results of our operations for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022:

	Six Months Ended
	June 30,
	2023	2022	Change

Net revenues	$265,259	$2,987,664	$(2,722,405)
Cost of revenue	223,675	4,400,848	(4,177,173)
Gross profit (loss)	41,584	(1,413,184)	1,454,768

Operating expenses:
Selling, general and administrative	2,125,148	1,275,672	849,476
Total operating expenses	2,125,148	1,275,672	849,476

Loss from operations	(2,083,564)	(2,688,856)	605,292

Other income (expense):
Interest expense	(103,501)	(152,387)	48,886
Gain on property and equipment	9,253	87,933	(78,680)
Unrealized loss on marketable securities	-	(19,494)	19,494
Gain on extinguishment of debt	13,219	-	13,219
Other income	157,502	3,772	153,730
Interest income	157	9	148
Total other income (expense), net	76,630	(80,167)	156,797

Provision for income taxes	-	-	-
Net loss	$(2,006,934)	$(2,769,023)	$762,089

Net Revenues

During the six months ended June 30, 2023, the Company realized $216,751 of campaign revenue compared to $179,646 in 2022. The increase was primarily due to a shift in efforts in 2023 back to the CFN Business.

The Company’s revenue during the six months ended June 30, 2023 and 2022 also included $48,508 and $8,542, respectively, relating to sales of product from its e-commerce network focused on the sale of general wellness CBD products.

During the six months ended June 30, 2023, the Company’s subsidiary CNP Operating generated nominal revenue compared to $2.8 million in 2022 as the CNP Operating subsidiary was ceasing most operations at the end of 2022.

Cost of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. CNP Operating cost of revenue included the cost of hemp material, manufacturing material such as solvent, fuel and equipment depreciation.

The Company’s cost of revenue for the six months ended June 30, 2023 were significantly lower than those in the corresponding year in 2022 due to the CNP Operating subsidiary ceasing operations, including their inventory purchasing and revenue generating activities, in late 2022.

Operating Expenses

The Company’s operating expenses for the six months ended June 30, 2023 were higher than those in the corresponding period in 2022 due to $1,156,100 in stock compensation expense pertaining to the issuance of warrants in May 2023.

Other Income/Expense

Other income/expenses during the six months ended June 30, 2023 were due to interest expense related to notes payable, gain on property and equipment, gain on extinguishment of debt, interest income and other income which was due to employee retention credits received. In 2023, the Company recorded a $9,253 gain on the sale of property and equipment. The Company also recorded a $13,219 gain on extinguishment of debt. In 2022, the Company recorded a $87,933 gain on the sale of property and equipment. The Company also recorded a $19,494 unrealized loss on marketable securities in 2022.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had $1,048,166 in unrestricted cash and $4,541,094 in notes payable.

The Company had a working capital deficit of $8,354,673 and an accumulated deficit of $61,123,034 as of June 30, 2023. The Company also had a net loss of $2,006,934 for the six months ended June 30, 2023.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing its CFN Business, growing the business acquired in the Acquisition and under the Licensing Agreement subsequent to the end of the period covered by this report, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness CBD, products.

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

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Net cash used in operating activities	$(564,277)	$(1,305,560)
Net cash provided by provided by/(used in) investing activities	$608,300	$(172,588)
Net cash provided by financing activities	$991,825	$1,433,237

Net cash used in operating activities was $(564,277) during the six months ended June 30, 2023, compared to cash used in operating activities of $(1,305,560) during the same period in 2022. The decrease in cash used in operating activities was primarily driven by the Company’s lower net loss in 2023 and non-cash charges.

Net cash provided/(used) in investing activities during the six months ended June 30, 2023 and 2022 primarily consisted of the sale and purchase of property and equipment.

Net cash provided by financing activities during the six months ended June 30, 2023 was $991,825, including proceeds from common stock for $350,000 and proceeds from promissory notes for $1,150,000 less related party repayments of $2,119 and note repayments of $531,056. Net cash provided by financing activities during the six months ended June 30, 2022 was $1.4 million, including $1.2 million in proceeds from promissory notes, proceeds from common stock of $210,000, partially offset by note repayments of $15,206.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of June 30, 2023, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at June 30, 2023. The note is currently in default.

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

On May 11, 2022, the Company’s subsidiary, CFN Real Estate II, LLC, entered into a promissory note with a lender for the repayment of $500,000 in connection with the $500,000 refinancing of the Company’s property located in Wray, Colorado. The company received the proceeds from the refinancing on May 16, 2022. Accrued interest at the rate of 12% is payable monthly commencing on June 15, 2022, and the principal of the promissory note is payable upon maturity on June 15, 2024. Upon the Company’s sale of the property in April 2023 (see Note 7), the note was fully repaid.

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the six months ended June 30, 2023, amortization of debt discount was $16,349. As of June 30, 2023, note payable, net of unamortized discount of $169,438, was $980,562 for these two notes.

Future scheduled maturities of long-term debt are as follows:

June 30, 2023
2024	$3,794,914
2025	565,814
2026	50,882
2027	23,702
Thereafter	105,783
$4,541,094

The aggregate current portion of long-term debt as of June 30, 2023 amounted to $3,794,914, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

On May 15, 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 1,620,000 shares of its common stock as payment for $405,000 in outstanding accrued interest on the Series B Preferred Stock through June 30, 2023,

Other Outstanding Obligations at June 30, 2023

Warrants

As of June 30, 2023, 8,138,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of June 30, 2023, 0 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other outside service providers involved with performing key elements of our disclosure and financial reporting controls. Our current financial condition, has temporarily hindered our ability to file timely reports for this reason. As a result, we have assessed our disclosure controls and controls over financial reporting as not effective.

PART II - OTHER INFORMATION

Item 5. Other Information

Given the timing of events, the following information is included in this Form 10-Q pursuant to Item 3.02 “Unregistered Sales of Equity Securities” in lieu of filing a Form 8-K.

On August 10, 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 500,000 shares of its common stock as payment for $45,000 in outstanding accrued interest on the Series B Preferred Stock through September 30, 2023, The shares were issued under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as not involving a public offering.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: August 14, 2023	By:	/s/ Brian Ross
Brian Ross
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)