Form 10-Q
period 2023-09-30
CFN Enterprises Inc.
filed 2023-11-14
CIK 1352952

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 14, 2023 was 82,210,664.

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

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$1,741,005	$12,474
Restricted cash	20,366	20,128
Accounts receivable, net	712,881	28,245
Inventory	1,864,800	-
Prepaid expenses	74,250	-
Total current assets	4,413,302	60,847
Goodwill	8,676,430	-
Property and equipment, net	164,775	53,570
Right of use asset	2,382,627	110,321
Deposits	297,269	-
Other assets	55,676	46,766
Assets held for sale	-	599,047
Total assets	$15,990,079	$870,551

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,487,171	$2,357,614
Accrued liabilities	3,318,398	2,343,654
Payments made in advance of securities date	-	217,500
Due to related party	575,314	503,259
Deferred revenue	10,767	10,978
Current portion of notes payable	3,854,300	3,088,250
Due to seller	1,000,000	-
Contingent consideration	208,000	-
Current portion of right of use liability	912,215	262,727
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	12,445,987	8,863,805
Right of use liability	1,724,267	200,758
Long-term note payable, net of current portion and discounts	4,071,631	978,337
Total liabilities	18,241,885	10,042,900

Commitments and contingencies
Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 82,210,664 and 37,609,664 shares issued and outstanding as of September 30, 2023 and December 31,2022, respectively	82,210	37,690
Additional paid-in capital	60,759,497	49,786,056
Accumulated deficit	(63,093,517)	(58,996,099)
Total stockholders' deficit	(2,251,806)	(9,172,349)
Total liabilities and stockholders' deficit	$15,990,079	$870,551

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net revenues	$1,678,571	$840,970	$1,943,830	$3,828,634
Cost of revenue	1,225,536	1,309,853	1,449,211	5,710,701
Gross profit (loss)	453,035	(468,883)	494,619	(1,882,067)

Operating expenses:
Selling, general and administrative	1,597,681	513,200	3,722,829	1,788,872
Total operating expenses	1,597,681	513,200	3,722,829	1,788,872

Loss from operations	(1,144,646)	(982,083)	(3,228,210)	(3,670,939)

Other income (expense):
Interest expense	(765,919)	(115,257)	(869,420)	(267,644)
Gain on property and equipment	-	-	9,253	87,933
Unrealized loss on marketable securities	-	(24,750)	-	(44,244)
Gain on extinguishment of debt	-	-	13,219	-
Other income	-	-	157,502	3,772
Interest income	82	43	238	52
Total other income (expense), net	(765,837)	(139,963)	(689,207)	(220,130)

Provision for income taxes	-	-	-	-
Net loss	$(1,910,483)	$(1,122,046)	$(3,917,417)	$(3,891,069)
Preferred stock interest	60,000	60,000	180,000	180,000
Net loss available to common shareholders	$(1,970,483)	$(1,182,046)	$(4,097,417)	$(4,071,069)
Net loss attributable to non-controlling interest	-	422	-	467
Net loss available to CFN Enterprises common shareholders	$(1,970,483)	$(1,182,468)	$(4,097,417)	$(4,071,536)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.12)

Weighted average common shares outstanding -
basic and diluted	81,990,884	33,822,379	54,346,145	32,951,092

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balances at December 31, 2021	500	$1	3,000	$3	31,679,481	$31,679	$46,399,451	$(48,833,880)	$7,003	$(2,395,743)
Payment of CSIS debt by shareholder	-	-	-	-	-	-	415,875		-	415,875
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(1,302,182)	(23)	(1,302,204)
Balances at March 31, 2022	500	$1	3,000	$3	31,679,481	$31,679	$46,815,326	$(50,196,062)	$6,980	$(3,342,072)
Issuance of common stock for proceeds	-	-	-	-	1,142,898	1,143	798,877	-	-	800,020
Purchase of property and equipment with common stock	-	-	-	-	1,000,000	1,000	699,000	-	-	700,000
Warrants issued with promissory notes	-	-	-	-	-	-	302,537	-	-	302,537
Payment of CSIS debt by shareholder	-	-	-	-	-	-	477,723	-	-	477,723
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(1,466,841)	(22)	(1,466,863)
Balances at June 30, 2022	500	$1	3,000	$3	33,822,379	$33,822	$49,093,462	$(51,722,903)	$6,958	$(2,588,657)
Payment of CSIS debt by shareholder							318,482			318,482
Preferred stock interest								(60,000)		(60,000)
Net loss								(1,122,046)	(422)	(1,122,468)
Balances at September 30, 2022	500	$1	3,000	$3	33,822,379	$33,822	$49,411,944	$(52,904,949)	$6,536	$(3,452,643)

Balance at December 31,2022	500	$1	3,000	$3	37,690,664	$37,690	$49,786,056	$(58,996,099)	$-	$(9,172,349)
Issuance of common stock for cash	-	-	-	-	2,400,000	2,400	597,600	-	-	600,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(551,222)	-	(551,222)
Balances at March 31, 2023	500	1	3,000	3	40,090,664	40,090	50,383,656	(59,607,321)	-	(9,183,571)
Conversion of accrued preferred stock interest into shares	-	-	-	-	1,620,000	1,620	403,380	-	-	405,000
Stock compensation expense	-	-	-	-	-	-	1,156,100	-	-	1,156,100
Warrants issued with promissory notes	-	-	-	-	-	-	185,788	-	-	185,788
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(1,455,712)	-	(1,455,712)
Balances at June 30, 2023	500	$1	3,000	$3	41,710,664	41,710	52,128,924	(61,123,034)	-	(8,952,396)
Conversion of accrued preferred stock interest into shares	-	-	-	-	500,000	500	44,500	-	-	45,000
Issuance of common stock pursuant to business combination	-	-	-	-	40,000,000	40,000	7,960,000	-	-	8,000,000
Warrants issued with promissory notes	-	-	-	-	-	-	626,073	-	-	626,073
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(1,910,483)	-	(1,910,483)
Balances at September 30, 2023	500	$1	3,000	$3	82,210,664	$82,210	$60,759,497	$(63,093,518)	$-	$(2,251,807)

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,917,417)	$(3,891,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,995	1,209,788
Amortization of right of use asset	187,616	148,300
Amortization of debt discount	178,721	-
Stock compensation expense	1,156,100	-
Gain on property and equipment	(9,253)	(87,933)
Gain on extinguishment of debt	(13,219)	-
Unrealized loss (gain) on marketable securities	-	44,244
Amortization of deferred financing cost	-	72,855
Non-controlling interest	-	(467)
Changes in operating assets and liabilities:
Accounts receivable, net	(509,296)	87,424
Inventory	(1,864,800)	140,481
Prepaid expenses and other assets	(83,160)	11,540
Accounts payable and accrued expenses	1,339,090	805,325
Deferred revenue	(211)	(6,524)
Payments made in advance of securities date	32,500	250,000
Right of use liability, net	(313,595)	(171,547)
Net cash used in operating activities	(3,765,929)	(1,387,583)
Cash flows from investing activities:
Cash acquired pursuant to business combination	134,060	-
Sale of assets held for sale	608,300	-
Purchase of property and equipment, net	(162,200)	(127,588)
Net cash provided/(used) in investing activities	580,160	(127,588)
Cash flows from financing activities:
Net advances from related parties	72,055	45,443
Proceeds from promissory notes	5,000,000	1,233,000
Repayments of notes	(507,517)	(34,493)
Proceeds from sale of common stock	350,000	210,000
Net cash provided by financing activities	4,914,537	1,453,950
Net change in cash and cash equivalents	1,728,769	(61,221)
Cash and restricted cash at beginning of period	32,602	190,029
Cash and restricted cash at end of period	$1,761,371	$128,808

Reconciliation of cash and restricted cash:
Cash at beginning of period	$12,474	$170,015
Restricted cash at beginning of period	20,128	20,014
Cash and restricted cash at beginning of period	$32,602	$190,029

Cash at end of period	$1,741,005	$108,741
Restricted cash at end of period	20,366	20,067
Cash and restricted cash at end of period	$1,761,371	$128,808

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock pursuant to business combination	$8,000,000	$-
Due to seller and contingent consideration pursuant to business combination	$1,208,000	$-
Conversion of accrued preferred stock interest into shares	$450,000	$-
Right of use asset and liability	$187,863	$-
Payment of CSIS debt by shareholder	$-	$1,212,080
Warrants issued with promissory notes	$811,861	$302,537
Accrual of preferred stock interest	$120,000	$180,000
Purchase of property and equipment with common stock	$-	$700,000
Purchase of equipment with notes payable	$-	$55,016
Settlement of accounts payable with sale of equipment	$-	$212,067

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

On May 15, 2019, the Company entered into an asset purchase agreement or the Emerging Growth Agreement with Emerging Growth, LLC, or Emerging Growth, pursuant to which the Company acquired certain assets from Emerging Growth related to its sponsored content and marketing business for a purchase price consideration consisting of $420,000 in cash, 30,000,000 shares of the Company’s common stock, and 3,000 shares of Series B preferred stock with a total stated value of $3,000,000 which bears interest at 6% per annum and is convertible into the Company’s common stock at a conversion price to be mutually agreed in the future, without voting rights or a liquidation preference except with respect to default interest. The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. The closing of the purchase of the assets pursuant to the Emerging Growth Agreement occurred on June 20, 2019.

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

On July 1, 2023, the Company and its wholly owned subsidiary, RANCO, LLC, a Delaware limited liability company, or Ranco, entered into an asset purchase agreement, or the Asset Purchase Agreement with RAN CoPacking Solutions LLC, a California limited liability company, or the Seller and the members of the Seller (collectively, the Founders). The assets of the Seller acquired by Ranco consist of assets for co-packing and white label manufacturing services, including comprehensive solutions for third party logistics (3PL) related areas such as storage, order fulfillment, solutions for custom packaging and hardware needs for many different industries, and media and design services, along with strategic marketing support, to help clients establish and enhance their brand presence in the market, or the Purchased Assets. Ranco acquired the Purchased Assets and assumed certain liabilities of the Seller or the Acquisition, in exchange for an aggregate of 40 million shares of Company common stock, or the Acquisition Shares, and $1 million in cash consideration, payable in quarterly installments in an amount equal to the lesser of (i) Ranco’s gross revenues attributable to the Purchased Assets from and after the closing, net of all accrued debts, liabilities, and obligations of the Ranco and all amounts necessary or advisable to reserve, designate, or set aside for actual or anticipated costs, payments, liabilities, obligations, and claims with respect to the Purchased Assets, all as determined in good faith by Ranco, and (ii) $250,000, until paid in full, or the Cash Consideration. The Acquisition Shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. The Asset Purchase Agreement also contains an earn out provision providing for the issuance of (i) 8 million shares of Company common stock to be issued upon Ranco achieving $19 million in gross revenue attributable to the Purchased Assets and a net profit of $3.9 million within the twelve month period beginning three months from the closing of the Acquisition, or the First Earnout Period, and (ii) 8 million shares of Company common stock to be issued upon Ranco achieving $29 million in gross revenue attributable to the Purchased Assets and a net profit of $5.9 million within the twelve month period beginning on the day immediately following the end of the First Earnout Period.

Also on July 1, 2023, Ranco entered into the Packwoods Private Label Services and Intellectual Property Licensing Agreement, or the Licensing Agreement, with PW Industries LLC, a Wyoming limited liability company, or PW, RS Distributions LLC, a Delaware limited liability company, or RS, and Packaging Innovations LLC, a Wyoming limited liability company, or PI, and together with PW and RS, the Licensors, for the exclusive manufacturing, packaging and distribution of, and wholesale and retail sales of a variety hemp-based inhalable (pre-roll and vaporizer), edible products, and disposable nicotine-based inhalable vaporizer products, and the purchase of packaging materials to be used with Packwoods-branded cannabis products (containing more than 0.3% delta-9 THC by weight) and the distribution of those packaging materials to licensed cannabis manufacturers designated by PW, using the Licensor’s licensed property for a 5 year exclusive term, subject to certain exclusions.

The Company’s current operations consist of the sponsored content and marketing business, or the CFN Business, from the assets acquired pursuant to the Emerging Growth Agreement, and the business of Ranco, or the Ranco Business, consisting of co-packing and white label manufacturing services, including comprehensive solutions for third party logistics (3PL) related areas such as storage, order fulfillment, solutions for custom packaging and hardware needs for many different industries, and media and design services, along with strategic marketing support, to help clients establish and enhance their brand presence in the market, and the manufacturing, packaging and distribution of, and wholesale and retail sales of a variety hemp-based inhalable (pre-roll and vaporizer), edible products, and disposable nicotine-based inhalable vaporizer products, and the purchase of packaging materials to be used with Packwoods-branded cannabis products (containing more than 0.3% delta-9 THC by weight) and the distribution of those packaging materials to licensed cannabis manufacturers designated by PW, using the Licensor’s licensed property for a 5 year exclusive term, subject to certain exclusions.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $8,032,685 and an accumulated deficit of $63,093,517 as of September 30, 2023. The Company also had a net loss of $3,917,417 for the nine months ended September 30, 2023.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the CFN Business, growing the newly acquired Ranco Business managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness cannabidiol, or CBD, products.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries CNP Operating, CFN Real Estate, LLC, a Delaware limited liability company, CFN Real Estate II, LLC, a Delaware limited liability company, CNP of Wyoming, LLC, a Colorado limited liability company, and Ranco, LLC, a Delaware limited liability company. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

During the period ended June 30, 2022 the Company concluded that East West was a variable interest entity in accordance with applicable accounting standards and guidance. As such, the accounts and results of East West have been included in the Company’s consolidated financial statements.  As of December 31, 2022, East West was fully impaired and valued at $0.

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2022 and 2021, which are included in the Company’s December 31, 2022 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 17, 2023. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended September 30, 2023 are not necessarily indicative of results for the entire year ending December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. At September 30, 2023, the Company had a restricted cash balance of $20,366 included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables for the CFN Business are due from customers relating to contracts to provide investor relation services for the CFN Business. For the Ranco Business, accounts receivables are due from customers for products sold and manufacturing, packing and labeling services provided.  Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of September 30, 2023 and December 31, 2022 amounted to $454,012 and $470,532 respectively.

Inventory

The Company’s inventory consists of finished goods acquired for its Ranco business.  As of September 30, 2023, all inventory consisted of disposable nicotine-based inhalable vaporizer products purchased from overseas.  The inventory is valued at the lower of cost (specific identification) or estimated net realizable value. As of September 30, 2023, the Company valued the inventory at $1,864,800.

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash and cash equivalents and accounts receivable.

The Company’s cash and restricted cash accounts are held at a financial institution and are insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $250,000. From time-to-time, the Company’s bank balances exceed the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institution in which it holds deposits. As of September 30, 2023, the Company had $1,491,005 in excess of federally insured limits.

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

CFN Business

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

Ranco Business

The Company performs services including white label manufacturing and co-packing for customers.  Customers will drop off their product and the Company will perform the services via their employees and contractors.  When the services are complete, the Company has satisfied its performance obligations.  Revenue is recognized at this point in time.

The Company will order products that are manufactured overseas, such as custom boxes, packaging and hardware.  These products are generally shipped from overseas to the customer.  When these products are shipped out from the manufacturer, the Company has satisfied its performance obligations.  Revenue is recognized at this point in time.

Lastly, the Company provides certain shipping and third party logistics services for customers.  When the services are complete, the Company has satisfied its performance obligations.  Revenue is recognized at this point in time.

Disaggregation of Revenue

The following is a disaggregation of revenue for the three months ended September 30, 2023 and 2022 respectively:

	Three Months Ended
	September 30,
	2023	2022
Services	$399,603	$119,028
Products	384,380	721,942
Shipping and logistics	894,588	-
	$1,678,571	$840,970

The following is a disaggregation of revenue for the nine months ended September 30, 2023 and 2022 respectively:

	Nine Months Ended
	September 30,
	2023	2022
Services	$622,378	$343,997
Products	426,863	3,484,637
Shipping and logistics	894,588	-
	$1,943,830	$3,828,634

Cost of Revenue

Cost of revenue includes direct labor and materials.  Cost of revenues also includes inbound and outbound shipping, freight and delivery costs.

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

The Company’s contingent consideration recorded in connection with the Ranco acquisition (see Note 3) is a Level 3 liability.  The liability is valued using a probability weighted analysis of the respective earn out provisions.

Business Combinations

The Company accounts for acquisitions in which it obtains control of one or more businesses as a business combination. The purchase price of the acquired businesses is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. Under both methods, the Company recognizes the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase.

Goodwill represents the excess of the purchase price of an acquired entity over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination.

Impairment

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

Goodwill

Goodwill and identifiable intangible assets that have indefinite useful lives are not amortized, but instead are tested annually for impairment and upon the occurrence of certain events or substantive changes in circumstances. The annual goodwill impairment test allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity may choose to perform the qualitative assessment on none, some or all of its reporting units or an entity may bypass the qualitative assessment for any reporting unit and proceed directly to step one of the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required.

The quantitative impairment test calculates any goodwill impairment as the difference between the carrying amount of a reporting unit and its fair value, but not to exceed the carrying amount of goodwill. It is the Company’s practice, at a minimum, to perform a qualitative or quantitative goodwill impairment test in the fourth quarter every year.

Contingent Consideration

The Company records a contingent consideration liability relating to earn the Company’s shares included in its acquisition agreements. The estimated fair value of the contingent consideration is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and recognizes any change in fair in the consolidated statement of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. The contingent consideration liability is to be settled with the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid-in capital in the stockholders’ equity section of the Company’s consolidated balance sheets.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended September 30, 2023 and 2022 amounted to $24,487 and $4,761, respectively. Advertising expenses for the nine months ended September 30, 2023 and 2022 amounted to $52,773 and $23,172, respectively.

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

For interim periods, the Company uses the effective income tax rate method resulting in zero income tax for the nine months ended September 30, 2023 and 2022.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of September 30, 2023, the Company had no outstanding stock options, 11,988,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of September 30, 2022, the Company had 0 outstanding stock options and 988,500 outstanding warrants which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

Share-Based Payments

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

NOTE 3: BUSINESS COMBINATIONS

RAN CoPacking Solutions LLC

The Company evaluated the Asset Purchase Agreement pursuant to ASC 805 and ASU 2017-01, Topic 805, Business Combinations.  The Company first determined that the Seller met the definition of a business as it includes inputs and a substantive process that together significantly contribute to the ability to create outputs.  The Seller’s  results of operations are included in the Company’s consolidated financial statements from the date of acquisition.The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition The purchase price allocation is preliminary and could be significantly revised as a result of additional information obtained regarding assets acquired and liabilities assumed and revisions of estimates of fair values of tangible assets and related deferred tax assets and liabilities. The Company will finalize its valuation and the allocation of the purchase price, along with required retrospective adjustments, if any, within a year following the acquisition date.

Total fair value of the preliminary purchase price consideration as of July 1, 2023 was determined as follows:

Cash (due to seller)	$1,000,000
Common stock	8,000,000
Contingent consideration	208,000
Purchase price consideration	$9,208,000

On July 1, 2023, the Company issued 40,000,000 shares of common stock pursuant to the Asset Purchase Agreement for a fair value of $8,000,000, or $0.20 per share.

Pursuant to the Asset Purchase Agreement, the Company owes the Seller $1,000,000 in cash consideration.  The amount was recorded as a due to seller liability on the consolidated balance sheet.  As of September 30, 2023, no payments were made.

In accordance with the Earn Out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of $208,000 based on the fair value of the shares at the acquisition date and probabilities of the respective Earn Out terms.  There was no change in fair value of the contingent consideration at September 30, 2023.

Preliminary Purchase Price Allocation

The Company has made a preliminary allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the preliminary purchase price allocation:

Cash	$134,060
Accounts receivable	175,340
Deposits	297,269
Goodwill	8,676,430
Right of use asset	2,272,059
Accounts payable	(48,430)
Current portion of right of use liability	(538,243)
Right of use of liability	(1,760,485)
Purchase price consideration	$9,208,000

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.

The results of RAN CoPacking Solutions LLC have been included in the consolidated financial statements since the date of acquisition. RAN CoPacking Solutions LLC’s net revenue and net income included in the consolidated financial statements since the acquisition date were approximately $1,588,561 and $300,433, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the RAN CoPacking Solutions LLC acquisition had occurred as of January 1, 2022. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The unaudited pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

	Nine Months Ended September 30,
	2023	2022
Net revenues	$4,137,571	$6,982,954
Net loss	$(4,192,796)	$(3,815,533)
Net loss per common share	$(0.08)	$(0.12)

NOTE 4: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	September 30,	December 31,
	2023	2022
Machinery & equipment	$-	$50,000
Furniture and equipment and leasehold improvements	14,772	14,772
Tradeshow booth	162,200	-
	176,972	64,772
Less: Accumulated depreciation	(12,197)	(11,202)
	$164,775	$53,570

At December 31, 2022, management determined that certain events and circumstances occurred that indicated that the net book value of CNP’s long-lived assets may not be recoverable. As such, the Company recorded an impairment charge of $3,276,193 to record the estimated residual value of the property and equipment, which was determined to be $50,000.  This remaining residual value was fully depreciated in the third quarter of 2023.

Depreciation expense for the three months ended September 30, 2023 and 2022 amounted to $45,332 and $421,336, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 amounted to $50,996 and $1,209,788, respectively.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of September 30, 2023, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at September 30, 2023. The note is currently in default.

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

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the nine months ended September 30, 2023, amortization of debt discount was $53,507. As of September 30, 2023, note payable, net of unamortized discount of $132,281, was $1,017,719 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the nine months ended September 30, 2023, amortization of debt discount was $125,215. As of September 30, 2023, note payable, net of unamortized discount of $500,858, was $3,349,141 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future scheduled maturities of long-term debt are as follows:

September 30, 2023
2024	3,854,300
2025	3,892,727
2026	50,882
2027	23,702
Thereafter	104,320
7,925,930

The aggregate current portion of long-term debt as of June 30, 2023 amounted is $3,854,300, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

On December 6, 2021, the Company effected a reverse split of its outstanding common stock in the ratio of 1-for-15.

In January 2023, the Company issued 2,400,000 shares of common stock at a purchase price of $0.25 per share for $600,000 in gross proceeds.

In May 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 1,620,000 shares of its common stock as payment for $405,000 in outstanding accrued interest on the Series B Preferred Stock through June 30, 2023.

In July 2023, the Company issued 40,000,000 shares of common stock at a price of $0.20 per share, or total fair value of $8,000,000, pursuant to the Ranco business combination.

In August 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 500,000 shares of its common stock as payment for $45,000 in outstanding accrued interest on the Series B Preferred Stock through September 30, 2023.

As of September 30, 2023 and December 31, 2022, there was $0 and $217,500, respectively, in payments made in advance of securities date.

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.001 per share, of which 500 have been authorized as Series A Preferred Stock and 3,000 have been authorized as Series B Preferred Stock.

For the nine months ending September 30, 2023 and 2022, the Company incurred $180,000 and $180,000, respectively, of interest from the outstanding preferred stock. In May, 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 1,620,000 shares of its common stock as payment for $405,000 in outstanding accrued interest on the Series B Preferred Stock through June 30, 2023. In August, 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 500,000 shares of its common stock as payment for $45,000 in outstanding accrued interest on the Series B Preferred Stock through September 30, 2023.

Warrants

The following summarizes the Company’s warrant activity for the six months ended September 30, 2023:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2022	988,500	$2.25	2.39
Granted	7,150,000	0.25	4.89
Forfeited	-
Outstanding at June 30, 2023	8,138,500	$0.49	4.53
Granted	3,850,000	0.25	4.75
Forfeited	-
Outstanding at September 30, 2023	11,988,500	$0.41	4.43

Vested and expected to vest at September 30, 2023	11,988,500	$0.41	4.43
Exercisable at September 30, 2023	11,988,500	$0.41	4.43

On May 19, 2023, the Company entered into an advisory agreement with the Isaac Shehebar 2008 AIJJ Grantor Retained Annuity Trust and Ezra A. Chehebar (the “Advisors”), existing shareholders of the Company, for consulting services and to advise the Company’s executive team on strategic, branding, marketing, distribution, networking and other general business matters. As consideration under the advisory agreement, on May 22, 2023, the Company issued an aggregate of 6,000,000 five-year warrants to purchase common stock at a price of $0.25 per share to the Advisors.  The warrants are immediately exercisable.  During the nine months ending September 30, 2023, the Company recorded stock-based compensation expense of $1,156,100 pertaining to these warrants, which was included in additional paid-in capital.

In connection with the May 2023 notes (see Note 5), the Company issued 1,150,000 warrants to purchase common stock. The warrants have an exercise price of $0.25 per share, are immediately exercisable and have a term of 5 years. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the nine months ended September 30, 2023, amortization of debt discount was $53,507.

In connection with the July 2023 notes (see Note 5), the Company issued 3,850,000 warrants to purchase common stock. The warrants have an exercise price of $0.25 per share, are immediately exercisable and have a term of 5 years. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the nine months ended September 30, 2023, amortization of debt discount was $125,215.

As of September 30, 2023, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 1,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The Plan expired on December 14, 2016.

As of September 30, 2023, there were no outstanding options.

NOTE 7: LEASES

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

In connection with the Ranco acquisition, the Company agreed to assume the Seller’s lease for property related to the Purchased Assets in Los Angeles, California, consisting of approximately 46,000 square feet of space.  The Ranco operating lease agreement commenced on July 1, 2022 and expires on July 31, 2027.    The lease requires monthly base rent payments of $49,782 and required a security deposit of $297,269.  Upon the Ranco acquisition, the Company recognized a right of use asset of $2,270,059 and right of use liability of

$1,760,485.  Furthermore, the Company acquired the existing security deposit of $297,269. As of September 30, 2023, the Company recognized a right of use asset of $2,132,953 and right of use liability of $ 2,165,615.

NOTE 8: ASSETS HELD FOR SALE

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

On April 12, 2023, the Company sold its property, including the machinery and equipment, at Wray, Colorado for $699,000 and received net proceeds of $608,300 after selling expenses.  Accordingly, the Company recorded a gain on disposal of $9,253.

In connection with the sale, the Company repaid $525,000, including $500,000 in principal and $25,000 in accrued interest, on CFN Real Estate II’s related note payable with Physician Strategic, resulting in a gain on extinguishment of debt of $13,219.

As of September 30, 2023 and December 31, 2022, the assets held for sale balance was $0 and $599,047, respectively.

NOTE 9: RELATED PARTY TRANSACTIONS

As of September 30, 2023 and December 31, 2022, there was $575,314 and $503,259 in amounts due to related parties, respectively, including $428,700 due to CSIS. The advances are unsecured, non-interest bearing and due on demand.

In connection with the Ranco acquisition, the Company entered into acquisition agreements with the founders of RAN CoPacking Solutions LLC.

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

In October 2022, CAKE Software Inc., or CAKE, filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, captioned CAKE Software, Inc. v. Accelerize Inc. n/k/a CFN Enterprises Inc., Index No. 653838/2022. On December 6, 2022, CAKE filed an amended complaint, which is the operative complaint in this matter. CAKE's lawsuit stems from an Asset Purchase Agreement, or the APA, executed by the parties in May 2019, in which CAKE was the buyer of certain assets from the Company. CAKE alleges that the Company breached the APA by not paying a purported outstanding amount due which was to be calculated post-closing, and for breaching certain representations and warranties in the APA. CAKE further seeks indemnification under the APA for what it alleges are liabilities the Company retained after the closing of the sale. Based on its claims, CAKE is seeking compensatory damages of at least $1,045,441.86, attorney's fees, interests and costs, and such other relief as the court may deem just and appropriate.

In January 2023, the Company filed its initial Answer and Counterclaims, denying the material allegations and asserting its own claims against CAKE and Perseus Operating Group, or Perseus, a division of Constellation Software Inc. (TSX:CSU, OTCPK: CNSWF; www.csisoftware.com), or Constellation Software.  On July 19, 2023, the parties held a mediation but were unsuccessful in reaching an agreement.

On September 25, 2023, after prevailing on a motion for leave to amend its initial Answer with Counterclaims, the Company filed its Amended Answer with Counterclaims against CAKE and Constellation Software itself, instead of its operating group, Perseus. The Amended Answer with Counterclaims is the Company’s operative pleading in this matter, and through it, the Company asserts that CAKE breached the APA by failing to pay the Company an earn-out, calculated in accordance with the APA, over a three-year period and totaling no less than $12,375,000, and that CAKE failed to pay the Company a $500,000 holdback amount. The Company further alleges that Constellation Software is the alter ego of CAKE, and therefore, is also liable under the APA. Through its amended counterclaims, the Company seeks compensatory damages of no less than $12,875,000, encompassing the earn-out amounts owed and the holdback amount, plus attorneys' fees, interests and costs, and other such relief as the court may deem just and proper.

On November 3, 2023, CAKE and Constellation Software filed replies to the Company’s amended counterclaims.  Currently, the parties are engaged in the discovery process and a Status Conference with the Court regarding discovery is scheduled for December 8, 2023. The Company expects to vigorously defend against CAKE and Constellation Software’s claims, and to pursue its own counterclaims against CAKE, Constellation Software, and any other persons that it may identify through discovery to have harmed the Company or to have taken any action to interfere with the Company’s ability to receive its earn-out and/or the holdback amount.

The Company has determined that potential losses in this matter are neither probable or reasonably possible at this time.

On October 18, 2021, the Company settled a vendor dispute in the amount of $100,000 of which the initial payment of $40,000 was paid on the execution of the settlement and balance to paid in 48 equal monthly payments of $1,250. The balance as of September 30, 2023 and December 31, 2022, is $32,500 and $41,250, respectively.

NOTE 11: SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 14, 2023, the date the consolidated financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

Overview

We own and operate a cannabis industry focused sponsored content and marketing business, or the CFN Business, and a white label manufacturing and co-packing business, or the Ranco Business. Our ongoing operations currently consist primarily of the CFN Business and the Ranco Business and we will continue to pursue strategic transactions and opportunities. We are currently in the process of launching an e-commerce network focused on the sale of general wellness CBD products. We also own CNP Operating which is a cannabidiol manufacturer. In the fourth quarter of 2022 and the first quarter of 2023, the Company took steps to wind down the operations of CNP Operating and focus on the CFN Business.

On July 1, 2023, the Company, through its wholly owned subsidiary, RANCO, LLC, a Delaware limited liability company, or  Ranco, acquired assets from RAN CoPacking Solutions LLC, a California limited liability company, or  the Acquisition which consists of assets for co-packing and white label manufacturing services, including comprehensive solutions for third party logistics (3PL) related areas such as storage, order fulfillment, solutions for custom packaging and hardware needs for many different industries, and media and design services, along with strategic marketing support, to help clients establish and enhance their brand presence in the market. Also on July 1, 2023, Ranco entered into the Packwoods Private Label Services and Intellectual Property Licensing Agreement, or the Licensing Agreement, with PW Industries LLC, a Wyoming limited liability company, or PW, RS Distributions LLC, a Delaware limited liability company, or RS, and Packaging Innovations LLC, a Wyoming limited liability company, or PI, and together with PW and RS, the Licensors, for the exclusive manufacturing, packaging and distribution of, and wholesale and retail sales of a variety hemp-based inhalable (pre-roll and vaporizer), edible products, and disposable nicotine-based inhalable vaporizer products, and the purchase of packaging materials to be used with Packwoods-branded cannabis products (containing more than 0.3% delta-9 THC by weight) and the distribution of those packaging materials to licensed cannabis manufacturers designated by PW, using the Licensor’s licensed property for a 5 year exclusive term, subject to certain exclusions.

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following are the results of our operations for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022:

	Three Months Ended
	September 30,
	2023	2022	Change

Net revenues	$1,678,571	$840,970	$837,601
Cost of revenue	1,225,536	1,309,853	(84,317)
Gross profit (loss)	453,035	(468,883)	921,918

Operating expenses:
Selling, general and administrative	1,597,681	513,200	1,084,481
Total operating expenses	1,597,681	513,200	1,084,481

Loss from operations	(1,144,646)	(982,083)	(162,563)

Other income (expense):
Interest expense	(765,919)	(115,257)	(650,662)
Gain on property and equipment	-	-	-
Unrealized loss on marketable securities	-	(24,750)	24,750
Interest income	82	43	39
Total other income (expense), net	(765,837)	(139,964)	(625,873)

Provision for income taxes	-	-	-
Net loss	$(1,910,483)	$(1,122,047)	$(788,436)

Net Revenues

The Company’s revenues from the CFN Business are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. The Company offers different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity.  Ranco performs services including white label manufacturing and co-packing for customers.  Customers will drop off their product and the Company will perform the services via their employees and contractors.  When the services are complete, the Company has satisfied its performance obligations.  Revenue is recognized at this point in time.  Ranco will order products that are manufactured overseas, such as custom boxes, packaging and hardware.  These products are generally shipped from overseas to the customer.  When these products are shipped out from the manufacturer, the Company has satisfied its performance obligations.  Revenue is recognized at this point in time. Lastly, Ranco provides certain shipping and third party logistics services for customers.  When the services are complete, the Company has satisfied its performance obligations.  Revenue is recognized at this point in time.

Revenues increased by $837,601 to $1,678,571 for the three months ended September 30, 2023, compared to $840,970 in the corresponding fiscal period in 2022. The increase was primarily due to the acquisition of Ranco in July 2023.

During the three months ended September 30, 2023, the Company realized $91,793 of campaign revenue compared to $109,698 in 2022. The decrease was primarily due to a shift in efforts during the period to the Ranco Business.

During the three months ended September 30, 2023, the Company’s subsidiary CNP Operating generated nominal revenue compared to $0.7 million in 2022 as the CNP Operating subsidiary was ceasing most operations at the end of 2022.

During the three months ended September 30, 2023, the Company’s Ranco subsidiary generated revenue of $1.6 million.

Cost of Revenue

The costs of revenue consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. CNP Operating cost of revenue included the cost of hemp material, manufacturing material such as solvent, fuel and equipment depreciation.  Cost of revenue also includes products sold in the Ranco business.

Cost of revenue for the CFN Business decreased by $84,317 to $1,225,936 for the three months ended September 30, 2023, compared to $1,309,853 in the corresponding fiscal period in 2022. The decrease was primarily due to the CNP Operating business ceasing operation, partially offset by the Ranco  acquisition in July 2023.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2023 were higher than those in the corresponding period in 2022 due to the acquisition of RAN CoPacking Solutions LLC in July 2023 and increased professional fees and travel.

Other Income/Expense

Other income/expenses during the three months ended September 30, 2023 were due to interest expense related to notes payable, which incudes amortization of debt discount.

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

The following are the results of our operations for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022:

	Nine Months Ended
	September 30,
	2023	2022	Change

Net revenues	$1,943,830	$3,828,634	$(1,884,804)
Cost of revenue	1,449,211	5,710,701	(4,261,490)
Gross profit (loss)	494,619	(1,882,067)	2,376,686

Operating expenses:
Selling, general and administrative	3,722,829	1,788,872	1,933,957
Total operating expenses	3,722,829	1,788,872	1,933,957

Loss from operations	(3,228,210)	(3,670,939)	442,729

Other income (expense):
Interest expense	(869,420)	(267,644)	(601,776)
Gain on property and equipment	9,253	87,933	(78,680)
Unrealized loss on marketable securities	-	(44,244)	44,244
Gain on extinguishment of debt	13,219	-	13,219
Other income	157,502	3,772	153,730
Interest income	238	52	186
Total other income (expense), net	(689,207)	(220,131)	(469,076)

Provision for income taxes	-	-	-
Net loss	$(3,917,417)	$(3,891,070)	$(26,347)

Net Revenues

Revenues decreased by $1,884,804 to $1,943,830 for the nine months ended September 30, 2023, compared to $3,828,634 in the corresponding fiscal period in 2022. The decrease was primarily due to the ceasing of the CNP Operating business, partially offset by the Ranco acquisition in July 2023.

During the nine months ended September 30, 2023, the Company realized $308,544 of campaign revenue compared to $289,244 in 2022. The increase was primarily due to a shift in efforts in 2023 back to the CFN Business.

The Company’s revenue during the nine months ended September 30, 2023 and 2022 also included $40,700 and $8,542, respectively, relating to sales of product from its e-commerce network focused on the sale of general wellness CBD products.

During the nine months ended September 30, 2023, the Company’s subsidiary CNP Operating generated nominal revenue compared to $3.5 million in 2022 as the CNP Operating subsidiary was ceasing most operations at the end of 2022.

During the nine months ended September 30, 2023, the Company’s Ranco subsidiary generated revenue of $1.6 million.

Cost of Revenue

The costs of revenue for the CFN Business consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. CNP Operating cost of revenue included the cost of hemp material, manufacturing material such as solvent, fuel and equipment depreciation.  Cost of revenue includes products sold in the Ranco Business.

The Company’s cost of revenue for the nine months ended September 30, 2023 were significantly lower than those in the corresponding year in 2022 due to the CNP Operating subsidiary ceasing operations, including their inventory purchasing and revenue generating activities, in late 2022.

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2023 were higher than those in the corresponding period in 2022 due to $1,156,100 and 626,073 in stock compensation expense pertaining to the issuance of warrants in May 2023 and August 2023 respectively, as well as the Ranco acquisition in July 2023.

Other Income/Expense

Other income/expenses during the nine months ended September 30, 2023 were due to interest expense related to notes payable, gain on property and equipment, gain on extinguishment of debt, interest income and other income which was due to employee retention credits received. In 2023, the Company recorded a $9,253 gain on the sale of property and equipment. The Company also recorded a $13,219 gain on extinguishment of debt. In 2022, the Company recorded a $87,933 gain on the sale of property and equipment. The Company also recorded a $44,244 unrealized loss on marketable securities in 2022.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had $1,741,005 in unrestricted cash and $7,925,930 in notes payable.

The Company had a working capital deficit of $7,946,953 and an accumulated deficit of $63,047,861 as of September 30, 2023. The Company also had a net loss of $3,871,760 for the nine months ended September 30, 2023.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing its CFN Business, growing the Ranco Business, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness CBD, products.

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

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2023:

	Period Ended
	September 30,
	2023	2022
Net cash used in operating activities	$(3,765,928)	$(1,387,583)
Net cash provided/(used) in investing activities	$580,160	$(127,588)
Net cash provided by (used in) financing activities	$4,914,537	$1,453,950

Net cash used in operating activities was $(3,765,928) during the nine months ended September 30, 2023, compared to cash used in operating activities of $(1,387,583) during the same period in 2022. The decrease in cash used in operating activities was primarily driven by the Company’s cash used in operating assets and liabilities.

Net cash provided/(used) in investing activities during the nine months ended September 30, 2023 and 2022 primarily consisted of the sale and purchase of property and equipment.  In 2023, the Company acquired $134,060

Net cash provided by financing activities during the nine months ended September 30, 2023 was $4,914,537 including proceeds from common stock for $350,000 and proceeds from promissory notes for $5,000,000 and proceeds from related party of $72,055 and note repayments of $507,517. Net cash provided by financing activities during the nine months ended September 30, 2022 was $1.4 million, including $1.2 million in proceeds from promissory notes, proceeds from common stock of $210,000, partially offset by note repayments of $34,493.

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

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the nine months ended September 30, 2023, amortization of debt discount was $53,507. As of September 30, 2023, note payable, net of unamortized discount of $132,281, was $1,017,719 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the nine months ended September 30, 2023, amortization of debt discount was $125,215. As of September 30, 2023, note payable, net of unamortized discount of $500,858, was $3,349,141 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future scheduled maturities of long-term debt are as follows:

September 30, 2023
2024	3,854,300
2025	3,892,727
2026	50,882
2027	23,702
Thereafter	104,320
7,925,930

The aggregate current portion of long-term debt as of September 30, 2023 amounted to $3,854,300 which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

On May 15, 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 1,620,000 shares of its common stock as payment for $405,000 in outstanding accrued interest on the Series B Preferred Stock through June 30, 2023,

On August 15, 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 500,000 shares of its common stock as payment for $45,000 in outstanding accrued interest on the Series B Preferred Stock through September 30, 2023.

Other Outstanding Obligations at September 30, 2023

Warrants

As of September 30, 2023, 11,988,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of September 30, 2023, 0 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other outside service providers involved with performing key elements of our disclosure and financial reporting controls. Our current financial condition, has temporarily hindered our ability to file timely reports for this reason. As a result, we have assessed our disclosure controls and controls over financial reporting as not effective.

PART II - OTHER INFORMATION

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: November 14, 2023	By:	/s/ Brian Ross
Brian Ross
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)