Form 10-K
period 2023-12-31
CFN Enterprises Inc.
filed 2024-04-11
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2023 was $2,711,950.

The number of the registrant’s shares of Common Stock outstanding as of April 11, 2024: 82,210,664

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

CFN ENTERPRISES INC.

2023 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Overview

We own and operate CFN Media, a digital marketing agency specializing in compliant, turnkey ad campaigns for the global cannabis, hemp and wellness industries, or the CFN Business, and a white label manufacturing and co-packing business for the global cannabis, hemp and wellness industries, or the Ranco Business. Our ongoing operations currently consist primarily of the CFN Business and the Ranco Business and we will continue to pursue strategic transactions and opportunities. We are currently in the process of launching an e-commerce network focused on the sale of general wellness CBD products. We also own CNP Operating which is a cannabidiol manufacturer. In the fourth quarter of 2022 and the first quarter of 2023, the Company took steps to wind down the operations of CNP Operating and focus on the CFN and Ranco Businesses (beginning in July 2023).

On July 1, 2023, the Company, through its wholly owned subsidiary, RANCO, LLC, a Delaware limited liability company, or Ranco, acquired assets from RAN CoPacking Solutions LLC, a California limited liability company, or the Acquisition, which consists of assets for co-packing and white label manufacturing services, including comprehensive solutions for third party logistics (3PL) related areas such as storage, order fulfillment, solutions for custom packaging and hardware needs for many different industries, and media and design services, along with strategic marketing support, to help clients establish and enhance their brand presence in the market. Also on July 1, 2023, Ranco entered into the Packwoods Private Label Services and Intellectual Property Licensing Agreement, or the Licensing Agreement, with PW Industries LLC, a Wyoming limited liability company, or PW, RS Distributions LLC, a Delaware limited liability company, or RS, and Packaging Innovations LLC, a Wyoming limited liability company, or PI, and together with PW and RS, the Licensors, for the exclusive manufacturing, packaging and distribution of, and wholesale and retail sales of a variety hemp-based inhalable (pre-roll and vaporizer), edible products, and disposable nicotine-based inhalable vaporizer products, and the purchase of packaging materials to be used with Packwoods-branded cannabis products (containing more than 0.3% delta-9 THC by weight) and the distribution of those packaging materials to licensed cannabis manufacturers designated by PW, using the Licensor’s licensed property for a 5 year exclusive term, subject to certain exclusions.

The CFN Business generates revenue by setting up and managing compliant, turnkey ad campaigns on behalf of its clients. The CFN Business also generates revenue through sponsored content, including articles, press releases, videos, podcasts, advertisements and other media, email advertisements and other marketing campaigns run on behalf of public and private companies in the cannabis, hemp and wellness industries, helping them reach accredited, retail and institutional investors. Most revenue is generated through contracts involving a monthly cash payment.

The CFN Business’ primary expenses come from advertising on platforms like X (f/k/a Twitter) and Facebook and from employee salaries and contractor fees. The CFN Business’ content is primarily produced by a team of freelance writers and video content is produced through various vendors. The CFN Business also incurs hosting and development costs associated with maintaining and improving its website, web applications, and mobile applications. The CFN Business operates several media platforms, including CannabisFN.com, CFNMediaNews.com, and other venues. These properties are designed to educate and inform investors interested in the cannabis industry, as well as provide a platform for the clients of the CFN Business to reach investors. The CFN Business distributes content across numerous online platforms, including the CannabisFN.com website, press releases, financial news syndicates, search engines, YouTube, iTunes, Instagram, X (f/k/a Twitter), Facebook, LinkedIn, and others.

The CFN Business targets the legal cannabis, hemp and wellness industries. According to Grand View Research, the global cannabis industry alone is expected to reach $134.4 billion by 2030, driven by the legalization of medical and adult-use cannabis across a growing number of jurisdictions. The CFN Business’ services are designed to help companies in these highly regulated industries increase sales with compliant, turnkey online ad campaigns.

Our principal offices are located at 600 E. 8th Street, Whitefish, Montana 59937. Our telephone number there is: (833) 420-2636. Our corporate website is: www.cfnenterprisesinc.com, the contents of which are not part of this annual report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol "CNFN."

How we market our services

Ranco’s  products and services are sold through our direct sales force and by attending industry related trade shows.

CFN Enterprises markets its services through its proprietary network of websites, including www.cfnmedianews.com and www.cannabisfn.com, social media channels and through its internal sales team.

Competition

CFN Enterprises competes with other public relations firms for clients, as well as online publishers for investors. Public relations competition includes investor awareness firms like Stockhouse Publishing, Catalyst Xchange, Stonebridge Partners and Midan Ventures. Online publisher competition includes firms like New Cannabis Ventures, Leafly and High Times.

Ranco competes with other product manufacturers and sellers in the hemp and wellness industries. The market for these products is fragmented and intensely competitive. Our competitors of these products include a combination of public and private companies who operate as combination of ecommerce and wholesale brands as well as brick and mortar retail operations.

Government Regulation

CFN Business

The CFN Business is regulated by rules established by the SEC, FINRA, and certain federal and state cannabis regulations.

Ranco Business

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

Employees

As of December 31, 2023,we had 14 full-time employees, including all of our executive officers. However, this figure does not include independent contractors that are utilized. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

Our resources are limited. Our working capital deficit at December 31, 2023 and 2022 amounted to $14,376,718  and $8,802,958, respectively. As we implement our growth strategy, poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase as we continue to develop and implement our products and services. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses, or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We have a history of losses.

We have a history of losses and negative cash flows from operations. We had a net loss from continuing operations of approximately $15.4 million in 2023 and a net loss of approximately $10.1 million in 2022. Our operations have been financed primarily through proceeds from the issuance of equity, borrowing money through the issuance of promissory notes and use of a credit facility. We may continue to incur losses in the future.

We have substantial indebtedness and obligations to pay interest.

We currently have, and will likely continue to have, a substantial amount of indebtedness and obligations to pay interest from our preferred stock. Our indebtedness and interest obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt and preferred stock or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2023 we had total debt outstanding of $7,400,800, of which $7,272,357 was short term. As of December 31, 2023, we had 500 shares of Series A Preferred, Stock, each with a stated value of $1,000 per share which bears interest at 12% per annum, and 3,000 shares of Series B Preferred Stock, each with a stated value of $1,000 per share which bears interest at 6% per annum.

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

Our independent registered public accounting firm has expressed in its report to our 2023 audited consolidated financial statements a substantial doubt about our ability to continue as a going concern.

We have not generated sufficient revenues from our operations to fund our activities and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain the necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the consolidated financial statements for December 31, 2023, a substantial doubt regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

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

Dilutive securities may adversely impact our stock price.

As of December 31, 2023, the following securities exercisable into shares of our Common Stock were outstanding:

●	11,988,500 shares of Common Stock issuable pursuant to the exercise of warrants

These securities represent, as of December 31, 2023, approximately 14.6% of our Common Stock on a fully diluted, as exercised basis. In addition, our preferred stock is convertible into shares of our common stock at a conversion price to be mutually determined between us and the holders in the future, and could result in the issuance of a significant number of shares of common stock. The exercise of any of these options or warrants, both of which have fixed prices, or conversion of our preferred stock, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

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

From time to time, we may become involved in legal proceedings. Though we are not currently subject to any legal proceedings that we expect to result in a material adverse impact on our business, adverse outcomes in such proceedings may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business and could divert management’s attention.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We assess risks from cybersecurity threats against our information systems that may result in adverse effects on our information systems or any information residing therein. We conduct periodic and ad-hoc assessments to identify cybersecurity threats.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. IT leadership reports to our CEO and CFO to manage the risk assessment and mitigation process. We monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. We promote a company-wide culture of cybersecurity risk management. This ensures that the senior management are kept abreast of the cybersecurity posture and potential risks faced by the Company. We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended December 31, 2023.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole. Our executive management will update the board of directors on cybersecurity risks on a periodic basis, with a minimum frequency of once per year.

Item 2. Properties.

On June 20, 2019, we entered into a Lease Agreement with Emerging Growth, LLC for the lease of office space in Whitefish, Montana, for a period of one year at a rate of $1,500 per month. On August 5, 2020, the Company entered into a lease agreement with Emerging Growth, LLC for additional office space in Whitefish, Montana, replacing its previous lease from June 20, 2019. The term of the lease commenced on September 1, 2020 for a period of one year at a rate of $4,500 per month. The lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase. On March 30, 2021, we entered into a new lease agreement for these premises commencing April 11, 2021 for a period of three years at a rate of $4,500 per month, which lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase.  On April 1, 2023, we entered into a modification of the existing lease agreement for these premises commencing April 1, 2023 for a period of five years at a rate of $3,750 per month, which lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase.

On July 1, 2019, CNP Operating entered into a Lease Agreement with Blair Investments, LLC for the lease of commercial office and manufacturing space in Centennial, Colorado. The lease commenced on July 1,2019 for a period of four years at a rate of $16,025. The lease increases $0.50 per square foot per year for the duration of the lease. The lease was terminated at the end of its term.

On August 12, 2022, CFN Real Estate LLC, entered into a First Amendment to Lease Agreement, or the Amendment, to the Lease, with H2S2 LLC, for the property in Eaton, Colorado. The Amendment amends the Lease to (i) provide for payment of the final non-refundable deposit in the amount of $34,000 on or before the earlier of November 30, 2022 or exercise of the option to purchase, (ii) provide for payment of the July 2022 monthly base rent in the amount of $14,000 on or before November 30, 2022, (iii) amend the payment date for monthly base rent from the 1st to the 15th of each month, (iv) to delete the seller financing provisions of the lease, and (v) to provide for an amendment fee of $20,000, on or before November 30, 2022, or upon exercise of the option to purchase, on or before the earlier of December 31, 2022 or closing on the purchase of the premises. The lease was terminated and the right to purchase was forfeited. CFN Real Estate, LLC was dissolved on December 5, 2023.

On April 15, 2022, CFN Real Estate II LLC, a Delaware limited liability company, and wholly-owned subsidiary of the Company, entered into a Purchase and Sale Agreement (the “Agreement”) with Kind Roots Botanicals, LLC, a Colorado limited liability company, for the purchase of property in Wray, Colorado, consisting of a 26,330 square foot retail and commercial building located on a 2.85-acre site (the “Property”), and all fixtures and personal property used in or related to the ownership or development of the Property for the purpose of extraction and the manufacturing of cannabidiol (CBD) crude oil, distillate and isolate, including a certification of compliance with respect to the “Good Manufacturing Practice” regulations promulgated by the U.S. Food and Drug administration, in exchange for an aggregate of one million restricted shares of Company common stock.  The Company will use the Property in connection with its CNP Operating cannabidiol (CBD) manufacturing business and expects that this acquisition should increase the overall production of the Company’s CNP Operating business by over 50%. The closing occurred on April 29, 2022. On April 12, 2023, the Company sold its property, including the machinery and equipment, at Wray, Colorado.  Subsequently, the Company dissolved CFN Real Estate II on December 5, 2023.

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

In October 2022, CAKE Software Inc. ("CAKE") filed a lawsuit against the Company in the Supreme Court of the State of New York, County of New York, captioned CAKE Software, Inc. v. Accelerize Inc. n/k/a CFN Enterprises Inc., Index No. 653838/2022.  On December 6, 2022 CAKE filed an amended complaint, which is the operative complaint in this matter. CAKE's lawsuit stems from an Asset Purchase Agreement (the "APA") executed by the parties in May 2019, in which CAKE was the buyer of certain assets from the Company.  CAKE alleges that the Company breached the APA by not paying a purported outstanding amount due which was to be calculated post-closing, and for breaching certain representations and warranties in the APA.  CAKE further seeks indemnification under the APA for what it alleges are liabilities the Company retained after the closing of the sale.  Based on its claims, CAKE is seeking compensatory damages of at least $1,045,441.86, attorney's fees, interests and costs, and such other relief as the court may deem just and appropriate.

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

On November 3, 2023, CAKE and Constellation Software filed replies to the Company’s amended counterclaims. The parties are currently engaged in the discovery process. A status conference with the Court regarding discovery is being scheduled for the second quarter of 2024. The Company expects to vigorously defend against CAKE and Constellation Software’s claims, and to pursue its own counterclaims against CAKE, Constellation Software, and any other persons that it may identify through discovery to have harmed the Company or to have taken any action to interfere with the Company’s ability to receive its earn-out and/or the holdback amount.

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

Stockholders

As of December 31, 2023, there were 171 stockholders of record of our Common Stock.

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

On January 17, 2023, the Company issued 2,400,000 shares of common stock at a purchase price of $0.25 per share for $600,000 in gross proceeds.  The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 19, 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 1,620,000 shares of its common stock as payment for $405,000 in outstanding accrued interest on the Series B Preferred Stock through June 30, 2023. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 1, 2023, the Company issued 40,000,000 shares of common stock at a price of $0.20 per share, or total fair value of $8,000,000, pursuant to the Ranco business combination. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 10, 2023, the Company and Emerging Growth reached an agreement whereby the Company issued 500,000 shares of its common stock as payment for $45,000 in outstanding accrued interest on the Series B Preferred Stock through September 30, 2023. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. [Reserved].

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our financial statements and accompanying notes included in this Annual Report on Form 10-K.

Overview

We own and operate a cannabis industry focused sponsored content and marketing business, or the CFN Business, and a white label manufacturing and co-packing business, or the Ranco Business. Our ongoing operations currently consist primarily of the CFN Business and the Ranco Business and we will continue to pursue strategic transactions and opportunities. We are currently in the process of launching an e-commerce network focused on the sale of general wellness CBD products. We also own CNP Operating which is a cannabidiol manufacturer. In the fourth quarter of 2022 and the first quarter of 2023, the Company took steps to wind down the operations of CNP Operating and focus on the CFN Business and the Ranco Business.

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

Ranco performs services including white label manufacturing and co-packing for customers.  Customers will drop off their product and the Company will perform the services via their employees and contractors.  Ranco will also order products that are manufactured overseas, such as custom boxes, packaging and hardware.  These products are generally shipped from overseas to the customer.  Lastly, Ranco provides certain shipping and third party logistics services for customers.

Results of Operations

The following are the results of our operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Change

Net revenues	$3,537,632	$4,317,490	$(779,858)
Cost of revenue	3,022,942	6,512,109	(3,489,167)
Gross profit (loss)	514,690	(2,194,619)	2,709,309

Operating expenses:
Impairment expense	8,676,430	3,615,961	5,060,469
Selling, general and administrative	5,630,794	2,641,842	2,988,952
Total operating expenses	14,307,224	6,257,803	8,049,421

Loss from operations	(13,792,534)	(8,452,422)	(5,340,112)

Other income (expense):
Interest expense	(1,631,564)	(694,380)	(937,184)
Loss on conversion of debt	-	(563,220)	563,220
Gain on property and equipment	9,253	-	9,253
Unrealized loss on marketable securities	-	(46,516)	46,516
Impairment of investments	-	(200,000)	200,000
Gain on extinguishment of debt	48,112	-	48,112
Other income	179,650	34,206	145,444
Interest income	321	113	208
Total other income (expense), net	(1,394,228)	(1,469,797)	75,569

Provision for income taxes	-	-	-
Net loss	$(15,186,762)	$(9,922,219)	$(5,264,543)

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

During the year ended December 31, 2023, the CFN Business realized $398,811 of campaign revenue compared to $366,000 for the same period in the prior year. Our revenue for 2023 and 2022 also included $48,996 and $96,706, respectively, relating to sales of product from our e-commerce network focused on the sale of general wellness CBD products for the years ended December 31, 2023 and 2022.

During the year ended December 31, 2022, The Company’s subsidiary CNP Operating generated $3.9 million from the sale of products produced from hemp material and manufactured into CBD distillate.  In 2023, CNP was no longer operating nor generating revenue.

During the year ended December 31, 2023, the Company’s Ranco subsidiary generated revenue of $3.1 million after its acquisition in July 2023.

Costs of Revenue

The costs of revenue for the CFN Business consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. Cost of revenue also includes products sold, shipping costs and direct labor  in the Ranco Business.

The Company’s cost of revenue for the year ended December 31, 2023 were significantly lower than those in the corresponding year in 2022 due to the CNP Operating subsidiary ceasing operations, including their inventory purchasing and revenue generating activities, in late 2022.

Ranco incurred $2.8 million in costs of revenue after its acquisition in July 2023.

Operating Expenses

The Company’s operating expenses for the year ended December 31, 2023 were higher than those in the corresponding year in 2022 due to $1,156,100 in stock compensation expense pertaining to the issuance of warrants in 2023, as well as the Ranco acquisition in July 2023. Operating expenses pertaining to the Ranco business were $1.6 million since the acquisition in July 2023.

In 2023 the Company wrote off goodwill of $8.6 million and in 2022, the Company recorded $3.6 million in impairment of property and equipment and right of use assets.

Other Income (Expense)

Other expense was $1.3 million in 2023 compared to $1.4 million in 2022. In 2023, other expense was primarily driven by $1.6 million in interest due to the Company’s notes and amortization of debt discount, partially offset by $179,650 in other income from payroll tax credits. In 2022, other expense included a loss on conversion of debt of $563,220, impairment of investments of $200,000 and interest expense of $694,380.

Liquidity and Capital Resources

As of December 31, 2023, we had $78,744 in unrestricted cash and $7,400,800 in notes payable.

The Company had a working capital deficit of $14,376,718 and an accumulated deficit of $74,422,861 as of December 31, 2023.  The Company also had a net loss of $15,186,762 for the year ended December 31, 2023.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing its existing business acquired under the Ranco Agreement, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness CBD, products.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(4,978,948)	$(1,418,850)
Net cash provided/(used) in investing activities	$580,160	$(339,655)
Net cash provided by financing activities	$4,465,378	$1,601,078

Net cash used in operating activities was $4,978,948 during the year ended December 31, 2023, compared to $1,418,850 during the same period in 2022. The increase in cash used in operating activities was primarily driven by a higher net loss in 2023 and cash used in operating assets and liabilities, primarily the increase of inventory in 2023.

Net cash provided in investing activities $580,160 during the year ended December 31, 2023, compared with cash used in investing activities of $339,655 during the same period in 2022. In 2023, cash provided in investing activities was due to Ranco cash acquired and sale of assets held for sale. In 2022, net cash used in investing activities was due to purchase of property and equipment.

Net cash provided by financing activities was $4,465,376 for the year ended December 31, 2023, included proceeds from the sale of common stock for $350,000, contributed capital of $150,144, promissory notes of $5,000,000 and payment of notes payable of $1,032,647. In 2022, net cash provided by financing activities was $1,601,078 for the year ended December 31, 2022, was the result of proceeds from net advances from related parties $7,995, the sale of common stock for $410,000, promissory notes of $1,233,000 and payment of notes payable of $49,917.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of December 31, 2023 and 2022, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at December 31, 2023 and 2022.  The note is currently in default.

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

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. The outstanding balance of the note was $34,892 at December 31, 2022. In 2022, CNP purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at December 31, 2023.

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note for the repayment of the amount borrowed. The promissory note is unsecured, has a maturity date of December 31, 2024 and all principal is due upon maturity. The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly commencing on December 1, 2021. The promissory note contains customary events of default permitting acceleration of repayment for nonpayment of amounts due, a bankruptcy related proceeding, breach of representations or covenants, sale of substantially all assets, and change of control.  The outstanding balance of the note was $250,000 at December 31, 2023.

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

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the year ended December 31, 2023, amortization of debt discount was $90,664. As of December 31, 2023, note payable, net of unamortized discount of $95,123, was $853,627 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the year ended December 31, 2023, amortization of debt discount was $250,430. As of December 31, 2023, note payable, net of unamortized discount of $375,644, was $3,025,189 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future scheduled maturities of long-term debt are as follows:

December 31, 2023
2024	$7,272,357
2025	8,772
2026	8,772
2027	8,772
Thereafter	102,127
$7,400,800

The aggregate current portion of long-term debt as of December 31, 2023 amounted is $7,272,357, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

Other outstanding obligations at December 31, 2023

Warrants

As of December 31, 2023, 11,988,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of December 31, 2023, no shares of our common stock are issuable pursuant to the exercise of options.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2023 (the end of the period covered by this report).

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, in order to remediate the segregation of duties and other deficiencies, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other service providers involved with performing key elements of our disclosure and financial reporting controls. As a result, we have assessed our disclosure controls and controls over financial reporting as ineffective.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of December 31, 2023:

Name	Age	Position
Brian Ross	49	Chairman of the Board, President, Chief Executive Officer
Mario Marsillo, Jr.	55	Director, Chief Investment Officer
Allen Park	37	Chief Operating Officer and Controller
Anness Ziadeh	33	Chief Sales and Marketing Officer
Rami Abi	36	Chief Strategy Officer

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

Mario Marsillo Jr. Mr. Marsillo has been a director since April 2014 our Director of Corp Development since August 1, 2019 until August 2021, and our Chief Investment Officer since August 2021. Mr. Marsillo was until June 30, 2019 the Managing Director of Private Equity for Network 1 Financial Securities Inc., or Network 1, a New Jersey based FINRA member firm offering a wide array of investment banking services and has been with Network 1 since 2010. Prior to his association with Network 1, Mr. Marsillo acquired Skyebanc, Inc., a registered broker dealer, with a specialty towards private equity, and served as its Vice President of Private Equity and Business Development. Mr. Marsillo held the Series 7, 63 79, and 24 FINRA qualifying examinations. Mr. Marsillo attended the City University of New York.

We believe Mr. Marsillo is qualified to serve as a director because Mr. Marsillo is a sophisticated businessman with investment banking and private equity experience, was an early investor in us and has previously assisted us in raising capital.

Allen Park. Allen Park has served as our Chief Operating Officer since July 1, 2023 and Controller since October 1, 2023. Mr. Park is a seasoned executive with diverse industry experience. Prior to the acquisition of the assets of RAN CoPacking Solutions LLC by the Company, Mr. Park served as CEO of RAN CoPacking Solutions since June 2021 and previously held leadership roles at APACK Agency from 2019 till the middle of 2021. Mr. Park has also led vape brands and a manufacturing company as CEO. With a global perspective from his China-based business specializing in manufacturing, sourcing, and procurement, Mr. Park possesses expertise in accounting, management, sales, supply chain management, manufacturing, human resources, business strategy, finance, and operations. Notably, Mr. Park has successfully completed multiple government manufacturing and sourcing contracts, showcasing his project management prowess and track record of delivering results.

Anness Ziadeh. Anness “Ness” Ziadeh has served as our Chief Sales and Marketing Officer since July 1, 2023. Mr. Ziadeh, prior to cofounding RAN CoPacking Solutions in 2021, was the COO at CBDfx, a leading CBD products company, driving operational excellence and strategic initiatives from 2018 to 2021. Under Mr. Ziadeh’s leadership, CBDfx achieved significant growth and solidified its market leader position. Mr. Ziadeh previously founded and sold a successful vape website, showcasing his entrepreneurship and business acumen. With expertise in scaling businesses, he navigates complex challenges and drives sustainable growth. His diverse experience spans operations management, digital marketing, and strategic planning. Prior to CBD and vape industries, Mr. Ziadeh accumulated over a decade of experience in financial management, decision-making, and business operations. Leveraging his experience, Mr. Ziadeh fosters innovation and operational efficiency in the evolving business landscape.

Rami Abi. Rami Abi has served as our Chief Strategy Officer since July 1, 2023. Mr. Abi is a seasoned professional with a track record of success in building brands and marketing. With a keen eye for spotting new opportunities, Mr. Abi has a wealth of experience in business development and is one of the cofounders of RAN CoPacking Solutions in 2021. Mr. Abi is known for his expertise in hosting festivals and events, creating memorable experiences for attendees. With his diverse skill set and strategic mindset, Mr. Abi has consistently demonstrated his ability to drive growth and capitalize on emerging trends.

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

Summary Compensation Table

Name and Principal	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Totals
Position		($)	($)	($)	($)	($)	($)	($)[1]		($)
Brian
Ross,	2023	$139,700	-	-	-	-	-	-	-	$139,700
Chief
Executive	2022	$92,000	-	-	-	-	-	-	-	$92,000
officer
(1)

Mario
Marsillo,	2023	$136,783	-	-	-	-	-	-	-	$136,783
Chief
Investment	2022	$100,042	-	-	-	-	-	-	-	$100,042
Officer
(1)
Allen Park, Chief Operating Officer (1)	2023	$-	-	-	-	-	-	-	-	-

(1)For the years ended December 31, 2023 and 2022, Mr. Ross and Mr. Marsillo deferred a portion of their salaries.  For the year ended December 31, 2023, Mr. Park deferred his entire salary.  See below for detail on the employment agreement entered into on July 1, 2023 with Mr. Park.

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

Employment Agreements

We have written employment agreements with management. The main terms of the executive employment agreements are summarized below.

On August 25, 2021, the Company entered into new employment agreements with Brian Ross and Mario Marsillo Jr. each effective until December 31, 2026.  On July 1, 2023, the Company entered into amendments of the employment agreements of Brian Ross and Mario Marsillo Jr., to extend the term of each agreement from December 31, 2026 to December 31, 2029, and increasing Mr. Marsillo’s annual base salary from $265,000 to $300,000. Brian Ross and Mario Marsillo will each be paid an annual base salary of $300,000. On July 1 2023, the Company entered into employment agreements with Allen Park, appointing him as Chief Operating Officer, Anness Ziadeh, appointing him as Chief Sales and Marketing Officer, and Rami Abi, appointing him as Chief Strategy Officer (the “Employment Agreements”), each effective until December 31, 2026.  The annual base salaries for Mr. Park, Mr. Ziadeh and Mr. Abi are $300,000 for each officer.

Each officer is entitled to an annual raise of three percent and additional annual raises and bonuses at the discretion of the Company’s Board of Directors, such bonuses not to exceed 100%, in the case of Mr. Ross and Mr. Marsillo, or 200% otherwise, of each officer’s annual base salary. Each officer is also entitled to other benefits including reimbursement for reasonable business expenses and payment towards health insurance premiums. Each employment agreement contains customary confidentiality and assignment of work product provisions and may be terminated by the Company without cause upon 30-days prior written notice. If the Company elects to terminate an employment agreement without cause during the term, such officer shall be entitled to a severance payment of the greater of the remaining payments under the employment agreement or an annual base salary of one year.  If terminated by the officer or for cause, the officer is entitled to amounts accrued through the date of termination.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our Board in the future.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

There was no separate director’s compensation paid during the year ended December 31, 2023. Mr. Ross and Mr. Marsillo, Jr. are compensated as our officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of December 31, 2023, we had 82,210,664 shares of our Common Stock issued and outstanding. The following, table sets forth information regarding the beneficial ownership of our Common Stock as of April 11, 2024 (82,210,664 shares outstanding as of April 11, 2024) by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our directors;

●	each of our executive officers named in the compensation tables in Item 11; and

●	all of our executive officers and directors as a group.

Except as set forth below, the address of each beneficial owner is c/o CFN Enterprises, Inc., 600 E. 8th Street, Whitefish, Montana, 59937.

	Common Stock
	No. of Shares	% of Class
Brian Ross (1)	658,144	0.8%
Mario Marsillo Jr.	91,982	0.1%
Isaac Shehebar (2)	10,401,847	12.7%
Emerging Growth LLC (3)	4,556,667	5.5%
Anthony Zingarelli (4)	8,047,600	9.7%
Allen Park	17,129,412	20.8%
Rami Abi	10,170,568	12.4%
Aness Ziadeh	5,700,000	6.9%
All current officers and directors as a group (5 persons)	33,570,106	40.8%

(1)	Includes 1,000 warrants vested held by Mr. Ross’ spouse. Mr. Ross disclaims beneficial ownership of the 1,000 warrants vested except to the extent of his pecuniary interest therein.

(2)	Includes 3,338,000 warrants to purchase common stock. The address of Mr. Shehebar is 1407 Broadway, Suite 503, New York, NY 10018.

(3)

Based on a Schedule 13D filed with the Securities and Exchange Commission on April 9, 2021. Darren Dayton is the managing member of Emerging Growth LLC with sole voting and dispositive power. The address of Emerging Growth LLC is 143 Calle Mayor, Redondo Beach, CA 90277.

(4)	Based on a Schedule 13D filed with the Securities and Exchange Commission on August 15, 2022. The address of Mr. Zingarelli is 12742 E Caley Avenue, Centennial, CO 80111.

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of RBSM LLP, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

	December 31,	December 31,
Fee Category	2023	2022
Audit Fees (1)	$188,500	$136,000
Tax Fees (2)	-	12,500
	$188,500	$148,500

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

b.	Exhibits

EXHIBIT NO.	DESCRIPTION

2.1	Asset Purchase Agreement, dated May 15, 2019, by and between Accelerize Inc. and CAKE Software Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2019).

2.2	Asset Purchase Agreement entered into on July 1, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023).

3.1

Composite Copy of Certificate of Incorporation, as amended as of October 10, 2014, February 4, 2019, October 22, 2019, and December 6, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

3.2	Certificate of Designation of 10% Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.3	Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007).

3.4	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.5	Certificate of Amendment to the Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

3.6	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.7	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2019).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

4.2	Form of Warrant to Purchase Stock issued on June 30, 2016 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2016).

4.3	Form of Warrant to Purchase Stock issued November 29, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2016).

4.4	Form of Warrant to Purchase Stock issued on August 14, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 16, 2017).

4.5	Form of Warrant to Purchase Stock issued on September 12, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019).

4.6	Form Of Warrant Issued On May 22, 2023 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 22, 2023).

10.1*	Employment Agreement, dated August 25, 2021 between CFN Enterprises Inc. and Brian Ross (incorporated by reference to the Company's Current Report on Form 8-K filed on August 31, 2022).

10.2*	Employment Agreement, dated August 25, 2021 between CFN Enterprises Inc. and Mario Marsillo, Jr. (incorporated by reference to the Company's Current Report on Form 8-K filed on August 31, 2022).

10.3*	Amendment No. 1 to Employment Agreement between CFN Enterprises and Brian Ross, dated July 1, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 12, 2023).

10.4*

Amendment No. 1 to Employment Agreement between CFN Enterprises and Mario Marsillo, Jr., dated July 1, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 12, 2023).

10.5*	Employment Agreement between CFN Enterprises and Allen Park, dated July 1, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 12, 2023).

10.6*	Employment Agreement between CFN Enterprises and Rami Abi, dated July 1, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 12, 2023).

10.7*	Employment Agreement between CFN Enterprises and Anness Ziadeh, dated July 1, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 12, 2023).

10.8	Form of Promissory Note issued on September 12, 2019 (incorporated by reference to the Company’s current report on Form 8-K filed on September 18, 2019).

10.9	Form of Promissory Note issued on May 6, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on June 15, 2020).

10.10

Loan Authorization and Agreement between the U.S. Small Business Administration and CFN Enterprises Inc., dated June 24, 2020, and forms of related Promissory Note and Security Agreement issued by CFN Enterprises Inc. on June 24, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on June 30, 2020).

10.11	Form of Commercial Lease Agreement dated August 5, 2020 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.12	Form of Promissory Note issued on February 8, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

10.13	Lease Agreement dated March 30, 2021 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2021).

10.14	Form of Promissory Note issued on October 19, 2021 (incorporated by reference to the Company’s Current Report on Form 10-Q filed on October 22, 2021).

10.15	Lease Agreement (with option to purchase) dated December 9, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 9, 2021).

10.16	Form of Promissory Note issued on April 8, 2022 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.17	Purchase and Sale Agreement with Kind Roots Botanicals, LLC, dated April 15, 2022(incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.18	Form of Promissory Note entered on May 11, 2022 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

10.19

First Amendment to Lease Agreement, dated August, 2022, by and between H2S2 LLC and CFN Real Estate LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2022).

10.20	Lease Agreement dated April 12, 2023 for Emerging Growth, LLC and CFN Enterprises, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 17, 2023).

10.21	Form of Promissory Note issued on July 1, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023).

10.22

Packwoods Private Label Services and Intellectual Property Licensing Agreement entered into on July 1, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023).

10.23**	Lease Agreement dated June 29, 2022 between 2025 Long Beach Ave., LLC and RAN CoPacking Solutions LLC.

23.1**	Consent of RBSM LLP.

31.1**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

101.1**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

Date: April 11, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Brian Ross	Chairman of the Board, President and	April 11, 2024
Brian Ross	Chief Executive Officer (Principal executive officer, principal financial officer and principal accounting officer)

By: /s/ Mario Marsillo Jr.	Director and Chief Investment Officer	April 11, 2024
Mario Marsillo Jr.

CFN ENTERPRISES INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023 and 2022

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CFN Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CFN Enterprises, Inc. and Subsidiary (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
Dated: April 11, 2024 PCAOB ID: 587

CFN ENTERPSISES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$78,744	$12,474
Restricted cash	20,448	20,128
Accounts receivable, net	942,248	28,245
Inventory	1,796,227	-
Total current assets	2,837,667	60,847
Property and equipment, net	156,343	53,570
Right of use asset	2,159,043	110,321
Deposits	297,269	-
Other assets	8,910	46,766
Assets held for sale	-	599,047
Total assets	$5,459,232	$870,551

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,018,531	$2,357,614
Accrued liabilities	3,828,063	2,343,654
Payments made in advance of securities date	-	217,500
Due to related party	501,140	503,259
Deferred revenue	484,212	10,978
Current portion of notes payable	7,272,357	3,088,250
Due to seller	1,000,000	-
Contingent consideration	208,000	-
Current portion of right of use liability	822,259	262,727
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	17,214,385	8,863,805
Right of use liability	1,547,410	200,758
Long-term note payable, net of current portion and discounts	128,443	978,337
Total liabilities	18,890,238	10,042,900

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of December 31, 2023 and 2022	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of December 31, 2023 and 2022	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 82,210,664 and 37,609,664 shares issued and outstanding as of December 31, 2023 and 2022, respectively	82,210	37,690
Additional paid-in capital	60,909,641	49,786,056
Accumulated deficit	(74,422,861)	(58,996,099)
Total stockholders' deficit	(13,431,006)	(9,172,349)
Total liabilities and stockholders' deficit	$5,459,232	$870,551

See accompanying notes to the consolidated financial statements.

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Net revenues	$3,537,632	$4,317,490
Cost of revenue	3,022,942	6,512,109
Gross profit (loss)	514,690	(2,194,619)

Operating expenses:
Impairment	8,676,430	3,615,961
Selling, general and administrative	5,630,794	2,641,842
Total operating expenses	14,307,224	6,257,803

Loss from operations	(13,792,534)	(8,452,422)

Other income (expense):
Interest expense	(1,631,564)	(694,380)
Loss on conversion of debt	-	(563,220)
Gain on property and equipment	9,253	-
Unrealized loss on marketable securities	-	(46,516)
Impairment of investments	-	(200,000)
Gain on extinguishment of debt	48,112	-
Other income	179,650	34,206
Interest income	321	113
Total other income (expense), net	(1,394,228)	(1,469,797)

Provision for income taxes	-	-
Net loss	$(15,186,762)	$(9,922,219)
Preferred stock interest	240,000	240,000
Net loss available to common shareholders	$(15,426,762)	$(10,162,219)
Net loss attributable to non-controlling interest	-	(19,826)
Net loss available to CFN Enterprises common shareholders	$(15,426,762)	$(10,142,393)

Net loss per common share - basic and diluted	$(0.25)	$(0.30)

Weighted average common shares outstanding -
basic and diluted	61,232,637	34,258,898

See accompanying notes to the consolidated financial statements.

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balances at December 31, 2021	500	$1	3,000	$3	31,679,481	$31,679	$46,399,451	$(48,833,880)	$7,003	$(2,395,743)
Purchase of property and equipment with common stock	-	-	-	-	1,000,000	1,000	699,000	-	-	700,000
Issuance of common stock for proceeds	-	-	-	-	1,944,383	1,944	1,048,075	-	-	1,050,019
Shares issued pursuant to conversion of debt	-	-	-	-	2,906,800	2,907	1,305,153	-	-	1,308,060
Shares issued as payment of accrued interest	-	-	-	-	160,000	160	31,840	-	-	32,000
Warrants issued with promissory notes	-	-	-	-	-	-	302,537	-	-	302,537
Preferred stock interest	-	-	-	-	-	-	-	(240,000)	-	(240,000)
Net loss	-	-	-	-	-	-	-	(9,922,219)	(7,003)	(9,929,222)
Balance at December 31, 2022	500	1	3,000	3	37,690,664	37,690	49,786,056	(58,996,099)	-	(9,172,349)
Issuance of common stock for cash	-	-	-	-	2,400,000	2,400	597,600	-	-	600,000
Conversion of accrued preferred stock interest into shares	-	-	-	-	2,120,000	2,120	447,880	-	-	450,000
Issuance of common stock pursuant to business combination	-	-	-	-	40,000,000	40,000	7,960,000	-	-	8,000,000
Stock compensation expense	-	-	-	-	-	-	1,156,100	-	-	1,156,100
Warrants issued with promissory notes	-	-	-	-	-	-	811,861	-	-	811,861
Contributed capital	-	-	-	-	-	-	150,144	-	-	150,144
Preferred stock interest	-	-	-	-	-	-	-	(240,000)	-	(240,000)
Net loss	-	-	-	-	-	-	-	(15,186,762)	-	(15,186,762)
Balance at December 31, 2023	500	$1	3,000	$3	82,210,664	$82,210	$60,909,641	$(74,422,861)	$-	$(13,431,006)

See accompanying notes to the consolidated financial statements.

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,186,762)	$(9,922,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,427	1,612,332
Amortization of right of use asset	411,200	553,254
Impairment of goodwill	8,676,430	-
Bad debt expense	356,349	180,398
Amortization of debt discount	178,721	305,081
Stock compensation expense	1,156,100	-
Gain on property and equipment	(9,253)	-
Gain on extinquishment of debt	(48,112)	-
Loss on conversion of debt	-	563,220
Impairment of property and equipment and right of use assets	-	3,615,961
Impairment of investments	-	200,000
Unrealized loss (gain) on marketable securities	-	46,516
Non-controlling interest	-	(19,826)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,095,012)	(66,372)
Inventory	(1,796,227)	157,706
Prepaid expenses and other assets	37,856	110,365
Accounts payable and accrued expenses	2,355,008	1,266,789
Deferred revenue	473,234	(28,846)
Payments made in advance of securities date	32,500	217,500
Right of use liability, net	(580,407)	(210,709)
Net cash used in operating activities	(4,978,948)	(1,418,850)
Cash flows from investing activities:
Cash acquired pursuant to business combination	134,060	-
Sale of assets held for sale	608,300	-
Purchase of property and equipment, net	(162,200)	(339,655)
Net cash provided/(used) in investing activities	580,160	(339,655)
Cash flows from financing activities:
Net advances from related parties	(2,119)	7,995
Proceeds from promissory notes	5,000,000	1,233,000
Repayments of notes	(1,032,647)	(49,917)
Contributed capital	150,144	-
Proceeds from sale of common stock	350,000	410,000
Net cash provided by financing activities	4,465,378	1,601,078
Net change in cash and cash equivalents	66,590	(157,427)
Cash and restricted cash at beginning of year	32,602	190,029
Cash and restricted cash at end of year	$99,192	$32,602

Reconciliation of cash and resricted cash:
Cash at beginning of period	$12,474	$170,015
Restricted cash at beginning of period	20,128	20,014
Cash and restricted cash at beginning of period	$32,602	$190,029

Cash at end of period	$78,744	$12,474
Restricted cash at end of period	20,448	20,128
Cash and restricted cash at end of period	$99,192	$32,602

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock pursuant to business combination	$8,000,000	$-
Due to seller and contingent consideration pursuan to business combination	$1,208,000	$-
Conversion of accrued preferred stock interest into shares	$450,000	$-
Right of use asset and liability	$187,863	$-
Warrants issued with promissory notes	$811,861	$302,537
Accrual of preferred stock interest	$120,000	$240,000
Purchase of property and equipment with common stock	$-	$700,000
Purchase of equipment with notes payable	$-	$55,016
Settlement of accounts payable with sale of equipment	$-	$212,067

See accompanying notes to the consolidated financial statements.

CFN ENTERPRISES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

On July 1, 2023, the Company and its wholly owned subsidiary, Ranco LLC, a Delaware limited liability company, or Ranco, entered into an asset purchase agreement, or the Asset Purchase Agreement (“Ranco Agreement” with RAN CoPacking Solutions LLC, a California limited liability company, or the Seller and the members of the Seller (collectively, the Founders). The assets of the Seller acquired by Ranco consist of assets for co-packing and white label manufacturing services, including comprehensive solutions for third party logistics (3PL) related areas such as storage, order fulfillment, solutions for custom packaging and hardware needs for many different industries, and media and design services, along with strategic marketing support, to help clients establish and enhance their brand presence in the market, or the Purchased Assets.

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

The Company’s current operations consist of the sponsored content and marketing business, or the CFN Business, from the assets acquired pursuant to the Emerging Growth Agreement, and the business of Ranco, or the Ranco Business.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $14,376,718 and an accumulated deficit of $74,422,861 as of December 31, 2023.  The Company also had a net loss of $15,186,762 for the year ended December 31, 2023.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries CNP Operating, CFN Real Estate, LLC, a Delaware limited liability company, CFN Real Estate II, LLC, a Delaware limited liability company, CNP of Wyoming, LLC.  All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

In 2022 the Company concluded that East West was a variable interest entity in accordance with applicable accounting standards and guidance. As such, the accounts and results of East West have been included in the Company’s consolidated financial statements.  As of December 31, 2022, East West was fully impaired and valued at $0.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. As of December 31, 2023 and 2022, the Company had restricted cash balances of $20,448 and $20,128, respectively, included as a component of total cash and restricted cash as presented on the accompanying consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables are due from sales billed to customers. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of December 31, 2023 and 2022 amounted to $796,251 and $470,532, respectively.  During the years ended December 31, 2023 and 2022, the Company recognized $356,349 and $180,398, respectively, in bad debt expense.

Inventory

The Company’s inventory consists of finished goods acquired for its Ranco business.  As of December 31, 2023, all inventory consisted of disposable nicotine-based inhalable vaporizer products purchased from overseas.  The inventory is valued at the lower of cost (specific identification) or estimated net realizable value. As of December 31, 2023, the Company valued the inventory at $1,796,227.

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

Concentrations

The Company had one customer which accounted for 50% of accounts receivable as of December 31, 2023. During the year ended December 31, 2023, three customers accounted for 74% of the Company’s revenues. The Company may be negatively affected by the loss of one of these customers.

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

Lastly, the Company provides certain shipping and third party logistics services for customers.  Once the products have arrived from overseas to the Company’s warehouse, the Company has satisfied its performance obligations which was the underlying shipping and logistics services.  Revenue is recognized at this point in time.

Disaggregation of Revenue

The following is a disaggregation of revenue for the year ended December 31, 2023 and 2022 respectively:

	Year Ended
	December 31,
	2023	2022
Services (CFN and Ranco services)	$1,381,913	$427,972
Products	1,158,676	3,889,518
Shipping and logistics	997,043	-
	$3,537,632	$4,317,490

Contract Liabilities

In some instances, customers provide payment before the Company has satisfied its performance obligations.  These amounts are recorded to deferred revenue.  As of December 31, 2023 and 2022, the Company had $484,212 and $10,978, respectively in deferred revenue.

Cost of Revenue

Cost of revenue includes direct labor and product costs.  Cost of revenues also includes inbound and outbound shipping, freight and delivery costs.

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

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized but is reviewed for potential impairment on an annual basis at the reporting unit level.

As of December 31, 2023, the Company examined the projected undiscounted cash flows of its Ranco reporting unit and determined to record an impairment of $8,676,430.

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

Ranco Earnout

The Ranco Agreement contains an earn out provision providing for the issuance of (i) 8 million shares of Company common stock to be issued upon Ranco achieving $19 million in gross revenue attributable to the Purchased Assets and a net profit of $3.9 million within the twelve month period beginning three months from the closing of the Acquisition, or the First Earnout Period, and (ii) 8 million shares of Company common stock to be issued upon Ranco achieving $29 million in gross revenue attributable to the Purchased Assets and a net profit of $5.9 million within the twelve month period beginning on the day immediately following the end of the First Earnout Period.

The Company utilized a probability weighted scenario based on the earnout provisions above and determined the fair value of the contingent consideration was $208,000, which is a Level 3 financial instrument  There was no change to the fair value for the contingent consideration for the year ended December 31, 2023.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses relating to continuing operations for the year ended December 31, 2023 and 2022 amounted to $59,140 and $40,243, respectively.

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

Investment

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of December 31, 2023, the Company had no outstanding stock options, 11,988,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.  As of December 31, 2022, the Company had no outstanding stock options and 988,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Pursuant to the Asset Purchase Agreement, the Company owes the Seller $1,000,000 in cash consideration.  The amount was recorded as a due to seller liability on the consolidated balance sheet.  As of December 31, 2023, no payments were made.

In accordance with the Earn Out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of $208,000 based on the fair value of the shares at the acquisition date and probabilities of the respective Earn Out terms.  There was no change in fair value of the contingent consideration at December 31, 2023.

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

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.  As of December 31, 2023, the Company examined the projected undiscounted cash flows of its Ranco reporting unit and determined to record a full impairment of the goodwill of $8,676,430.

The results of RAN CoPacking Solutions LLC have been included in the consolidated financial statements since the date of acquisition. RAN CoPacking Solutions LLC’s net revenue and net loss included in the consolidated financial statements since the acquisition date were approximately $3,083,000 and $2,674,000, respectively.

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

	December 31,
	2023	2022
Net revenues	$5,731,373	$6,103,373
Net loss	$(15,462,141)	$(9,889,241)
Net loss per common share	$(0.25)	$(0.29)

NOTE 4: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consist of the following:

	December 31,
	2023	2022
Machinery & equipment	$50,000	$50,000
Furniture and equipment and leasehold improvements	14,773	14,772
Tradeshow booth	162,200	-
	226,973	64,772
Less: Accumulated depreciation	(70,630)	(11,202)
	$156,343	$53,570

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

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $59,428 and $1,612,334, respectively.

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

	December 31
	2023	2022
Balance, beginning of period	$-	$46,516
Additions	-	-
Sale of marketable securities	-	-
Change in fair value	-	(46,516)
Balance, end of period	$-	$-

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of December 31, 2023 and 2022, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at December 31, 2023 and 2022.  The note is currently in default.

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

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. The outstanding balance of the note was $34,892 at December 31, 2022. In 2022, CNP purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at December 31, 2023.

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

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the year ended December 31, 2023, amortization of debt discount was $90,664. As of December 31, 2023, note payable, net of unamortized discount of $95,123, was $853,627 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the year ended December 31, 2023, amortization of debt discount was $250,430. As of December 31, 2023, note payable, net of unamortized discount of $375,644, was $3,025,189 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future scheduled maturities of long-term debt are as follows:

December 31, 2023
2024	$7,272,357
2025	8,772
2026	8,772
2027	8,772
Thereafter	102,127
$7,400,800

The aggregate current portion of long-term debt as of December 31, 2023 amounted is $7,272,357, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

As of December 31, 2023 and 2022, there was $0 and $217,500, respectively, in payments made in advance of securities date.

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

For the year ended December 31, 2023 and 2022, the Company incurred $240,000 and $240,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the years ended December 31, 2023 and 2022:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2021	312,500	4.95	2.61
Granted	676,000	1.00
Forfeited	-	-
Outstanding at December 31, 2022	988,500	$2.25	2.39
Granted	11,000,000	0.25	0.25
Forfeited	-
Outstanding at December 31, 2023	11,988,500	$0.41	4.18

Vested and expected to vest at December 31, 2023	11,988,500	$0.41	4.18
Exercisable at December 31, 2023	11,988,500	$0.41	4.18

In April 2022, the Company granted 676,000 warrants in connection with the issuance of promissory notes (see Note 5). The warrants have an exercise price of $1.00 per share, expire in three years and are immediately exercisable.

On May 19, 2023, the Company entered into an advisory agreement with the Isaac Shehebar 2008 AIJJ Grantor Retained Annuity Trust and Ezra A. Chehebar (the “Advisors”), existing shareholders of the Company, for consulting services and to advise the Company’s executive team on strategic, branding, marketing, distribution, networking and other general business matters. As consideration under the advisory agreement, on May 22, 2023, the Company issued an aggregate of 6,000,000 five-year warrants to purchase common stock at a price of $0.25 per share to the Advisors.  The warrants are immediately exercisable.  During the year ended December 31, 2023, the Company recorded stock-based compensation expense of $1,156,100 pertaining to these warrants, which was included in additional paid-in capital.

In connection with the May 2023 notes (see Note 5), the Company issued 1,150,000 warrants to purchase common stock. The warrants have an exercise price of $0.25 per share, are immediately exercisable and have a term of 5 years. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the year ended December 31, 2023, amortization of debt discount was $90,664.

In connection with the July 2023 notes (see Note 5), the Company issued 3,850,000 warrants to purchase common stock. The warrants have an exercise price of $0.25 per share, are immediately exercisable and have a term of 5 years. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the year ended December 31, 2023, amortization of debt discount was $250,430.

As of December 31, 2023, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan is currently 1,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The Plan expired on December 14, 2016.

The following summarizes the Company’s stock option activity for the years ended December 31, 2023 and 2022:

Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Options	Exercise Price	(Years)
Outstanding at January 1, 2022	210,667	4.95	0.94
Forfeited/cancelled	(210,667)	4.95
Outstanding at December 31, 2022	-
Outstanding at December 31, 2023	-

Vested and expected to vest at December 31, 2022	-	-	-
Vested and expected to vest at December 31, 2023	-	-	-

NOTE 7: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations

During May 2019, the Company decided to discontinue most of its operating activities pursuant to the Asset Purchase Agreement entered into with CAKE Software, Inc. (see Note 1).

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2023 and 2022, and consist of the following:

	December 31,	December 31,
	2023	2022
Current liabilities of discontinued operations
Accounts payable and accrued expenses	$79,823	$79,823
Total current liabilities of discontinued operations	$79,823	$79,823

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations.  There were no results of operations pertaining to discontinued operations for the years ended December 31, 2023 and 2022.

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

The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheet as of December 31, 2022, and consist of the following:

December 31,
2022
Machinery & equipment	$521,810
Building	155,471
Land	22,719
700,000
Less: Accumulated depreciation	(100,953)
$599,047

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

As of December 31, 2023 and 2022, the assets held for sale balance was $0 and $599,047, respectively.

NOTE 8: INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

	Years Ended
	December 31,
	2023	2022
Current
Federal	-	-
State	-	-
Total current	$-	$-
Deferred
Federal	(11,921,729)	(7,280,948)
State	-	-
Change in valuation allowance	11,921,729	7,280,948
Total deferred	$-	$-
Total	$-	$-

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended
	December 31,
	2023	2022
Statutory federal rate	21%	21%
State income taxes net of federal income tax benefit	9	9
Change in valuation allowance	(30)	(30)
Effective income tax rate	-	-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$9,513,105	$5,666,600
Impairment	2,425,236	2,065,027
Other temporary difference	(16,611)	(450,679)
Total deferred tax assets	11,921,729	7,280,948
Change in valuation allowance	(11,921,729)	(7,280,948)
Effective income tax rate	$-	$-

At December 31, 2023, the Company had available net operating loss carryforwards of approximately $34.0 million that may be applied against future taxable income and expires at various dates between 2027 and 2039, subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and California and is subject to income tax examinations by federal tax authorities for tax years ended 2019 and later and by California authorities for tax years ended 2015 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

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

On April 1, 2023, Emerging Growth LLC entered into a modification of the existing lease agreement for its premises in Whitefish, Montana commencing April 11, 2023, for a period of five years at a rate of $3,750 per month, which lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase.  In connection with this lease, the Company recorded a ROU asset and liability of $187,863.

On June 4, 2019, the Company’s subsidiary CNP Operating entered into a Lease Agreement with Blair Investments, LLC for the lease of office space in Centennial Colorado, for a period of 3 year at a rate of $10,521 per month. On September 26, 2019, this agreement was terminated and replaced with a new agreement starting October 1, 2019 and expiring on June 30, 2023.  The agreement is personally guaranteed by Anthony Zingarelli.  The lease was terminated at the end of its term.

On October 26, 2020 the Company’s subsidiary CNP Operating entered into an amendment to the previous agreement to extend the lease to June 30, 2024, adjust the monthly rent schedule, the landlord agreed to install additional HVAC equipment and the Company agreed to reimburse the landlord $40,000 over a 4-year period with a monthly payment amount of $835.

On August 12, 2022, CFN Real Estate LLC, entered into a First Amendment to Lease Agreement, or the Amendment, to the Lease, with H2S2 LLC, for property in Eaton, Colorado. The Amendment amends the Lease to (i) provide for payment of the final non-refundable deposit in the amount of $34,000 on or before the earlier of November 30, 2022 or exercise of the option to purchase, (ii) provide for payment of the July 2022 monthly base rent in the amount of $14,000 on or before November 30, 2022, (iii) amend the payment date for monthly base rent from the 1st to the 15th of each month, (iv) to delete the seller financing provisions of the lease, and (v) to provide for an amendment fee of $20,000, on or before November 30, 2022, or upon exercise of the option to purchase, on or before the earlier of December 31, 2022 or closing on the purchase of the premises. At December 31, 2022, management determined that certain events and circumstances occurred that indicated that the net book value of CNP’s ROU assets may not be recoverable. As such, the Company recorded an impairment charge of $339,768.  The lease was terminated and the right to purchase was forfeited. CFN Real Estate, LLC was dissolved on December 5, 2023.

In connection with the Ranco acquisition, the Company agreed to assume the Seller’s lease for property related to the Purchased Assets in Los Angeles, California, consisting of approximately 46,000 square feet of space.  The Ranco operating lease agreement commenced on July 1, 2022 and expires on July 31, 2027.  The lease requires monthly base rent payments of $49,782 and required a security deposit of $297,269.  Upon the Ranco acquisition, the Company recognized a right of use asset of $2,270,059 and right of use liability of $1,760,485.  Furthermore, the Company acquired the existing security deposit of $297,269. In 2023, the Company recognized a right of use asset of $1,993,847 and right of use liability of $ 2,031,541.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases maturing as of December:

Operating
Period Ended December 31,	Leases
2024	$822,259
2025	644,771
2026	646,193
2027	398,750
Thereafter	12,662
Total lease payments	2,524,636
Less imputed interest	(154,967)
Total lease obligations	2,369,669
Less current lease obligations	(822,259)
Long-term lease obligations	$1,547,410

	December 31,
Operating leases	2023	2022

Assets
Right of use asset	$2,159,043	$110,321

Liabilities
Current portion of right of use liability	$822,259	$262,727
Right of use liability	1,547,410	200,758
Total operating lease liabilities	$2,369,669	$463,485

Weighted average remaining lease term (years)	3.06	2.50
Weighted average discount rate	10.00%	10.00%

NOTE 12: RELATED PARTY TRANSCATIONS

As of December 31, 2023 and 2022, there was $501,140 and $503,259, respectively,  in amounts due to related parties, including $428,700 due to CSIS. The advances are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2023, the executives of Ranco paid payroll to certain employees totaling $150,144.   The  payroll was for Ranco employees, and as such, the Company recorded the expense accordingly.  The amounts were paid by the executives themselves and were recognized as contributed capital into the Company.  The amounts are not liable by the Company (Ranco LLC and CFN Enterprises, Inc.) for repayment.

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

On November 3, 2023, CAKE and Constellation Software filed replies to the Company’s amended counterclaims.  The parties are currently engaged in the discovery process. A status conference with the Court regarding discovery is being scheduled for the second quarter of 2024. The Company expects to vigorously defend against CAKE and Constellation Software’s claims, and to pursue its own counterclaims against CAKE, Constellation Software, and any other persons that it may identify through discovery to have harmed the Company or to have taken any action to interfere with the Company’s ability to receive its earn-out and/or the holdback amount.

The Company has determined that potential losses in this matter are neither probable or reasonably possible at this time.

NOTE 14: SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 11, 2024, the date the consolidated financial statements were available to be issued. Based on this evaluation, no material events were identified which require adjustment or disclosure in these financial statements.