Form 10-Q
period 2024-03-31
CFN Enterprises Inc.
filed 2024-05-15
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 15, 2024 was 82,210,664.

When used in this quarterly report, the terms “CFN Enterprises,” “the Company,” “we,” “our,” and “us” refer to CFN Enterprises Inc., a Delaware corporation, and its consolidated subsidiaries, unless the context indicates otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations for 2024, our expectations for revenue sources, costs of revenue and expenses going forward, and that we will continue to pursue strategic transactions and opportunities, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of CFN Enterprises Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” contained in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on April 11, 2024. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$153,044	$78,744
Restricted cash	20,525	20,448
Accounts receivable, net	1,739,657	942,248
Inventory	1,677,503	1,796,227
Total current assets	3,590,729	2,837,667
Property and equipment, net	154,620	156,343
Right of use asset	2,012,033	2,159,043
Deposits	297,269	297,269
Other assets	8,910	8,910
Total assets	$6,063,561	$5,459,232

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,074,897	$3,018,531
Accrued liabilities	4,712,076	3,828,063
Due to related party	501,140	501,140
Deferred revenue	7,206	484,212
Current portion of notes payable	7,241,286	7,272,357
Due to seller	1,000,000	1,000,000
Contingent consideration	208,000	208,000
Current portion of right of use liability	608,661	822,259
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	18,433,089	17,214,385
Right of use liability	1,569,606	1,547,410
Long-term note payable, net of current portion and discounts	128,443	128,443
Total liabilities	20,131,138	18,890,238

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of both March 31, 2024 and December 31, 2023	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of both March 31, 2024 and December 31, 2023	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 82,210,664 shares issued and outstanding as of both March 31, 2024 and December 31, 2023	82,210	82,210
Additional paid-in capital	60,980,641	60,909,641
Accumulated deficit	(75,130,432)	(74,422,861)
Total stockholders' deficit	(14,067,577)	(13,431,006)
Total liabilities and stockholders' deficit	$6,063,561	$5,459,232

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2024	2023
Net revenues	$3,844,592	$112,957
Cost of revenue	2,151,835	176,191
Gross profit (loss)	1,692,757	(63,234)

Operating expenses:
Selling, general and administrative	1,619,794	422,013
Total operating expenses	1,619,794	422,013

Income (loss from) operations	72,963	(485,247)

Other income (expense):
Interest expense	(720,611)	(66,051)
Interest income	77	76
Total other income (expense), net	(720,534)	(65,975)

Provision for income taxes	-	-
Net loss	$(647,571)	$(551,222)
Preferred stock interest	60,000	60,000
Net loss available to common shareholders	$(707,571)	$(611,222)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding – basic and diluted	82,210,664	38,170,664

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2022	500	$1	3,000	$3	37,690,664	$37,690	$49,786,056	$(58,996,099)	$(9,172,349)
Issuance of common stock for cash	-	-	-	-	2,400,000	2,400	597,600	-	600,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(551,222)	(551,222)
Balances at March 31, 2023	500	$1	3,000	$3	40,090,664	$40,090	$50,383,656	$(59,607,321)	$(9,183,571)

Balances at December 31, 2023	500	$1	3,000	$3	82,210,664	$82,210	$60,909,641	$(74,422,861)	$(13,431,006)
Contributed capital	-	-	-	-	-	-	71,000	-	71,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(647,571)	(647,571)
Balances at March 31, 2024	500	$1	3,000	$3	82,210,664	$82,210	$60,980,641	$(75,130,432)	$(14,067,577)

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(647,571)	$(551,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,432	2,832
Amortization of right of use asset	147,010	10,915
Bad debt expense	232,487	-
Amortization of debt discount	162,372	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,029,896)	8,135
Inventory	118,724	-
Prepaid expenses and other assets	-	(7,410)
Accounts payable and accrued expenses	1,880,379	251,898
Deferred revenue	(477,006)	2,289
Payments made in advance of securities date	-	(250,000)
Right of use liability, net	(191,402)	(53,718)
Net cash provided by (used in) operating activities	203,529	(586,281)
Cash flows from investing activities:
Purchase of property and equipment, net	(6,709)	-
Net cash used in investing activities	(6,709)	-
Cash flows from financing activities:
Net advances from related parties	-	(3,619)
Repayments of notes	(193,443)	(3,863)
Contributed capital	71,000	-
Proceeds from sale of common stock	-	600,000
Net cash (used in) provided by financing activities	(122,443)	592,518
Net change in cash and cash equivalents	74,377	6,237
Cash and restricted cash at beginning of period	99,192	32,602
Cash and restricted cash at end of period	$173,569	$38,839

Reconciliation of cash and restricted cash:
Cash at beginning of period	$78,744	$12,474
Restricted cash at beginning of period	20,448	20,128
Cash and restricted cash at beginning of period	$99,192	$32,602

Cash at end of period	$153,044	$18,636
Restricted cash at end of period	20,525	20,203
Cash and restricted cash at end of period	$173,569	$38,839

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$115,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Accrual of preferred stock interest	$60,000	$60,000

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

On May 15, 2019, the Company entered into an asset purchase agreement or the Emerging Growth Agreement with Emerging Growth, LLC, or Emerging Growth, pursuant to which the Company acquired certain assets from the Emerging Growth related to its sponsored content and marketing business for a purchase price consideration consisting of $420,000 in cash, 30,000,000 shares of the Company’s common stock, and 3,000 shares of Series B preferred stock with a total stated value of $3,000,000 which bears interest at 6% per annum and is convertible into the Company’s common stock at a conversion price to be mutually agreed in the future, without voting rights or a liquidation preference except with respect to default interest. The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. The closing of the purchase of the assets pursuant to the Emerging Growth Agreement occurred on June 20, 2019.

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

On December 6, 2021, the Company effected a reverse split of its outstanding common stock in the ratio of 1-for-15, or the Reverse Stock Split.  All share amounts retrospectively reflect the effect of the Reverse Stock Split.

On July 1, 2023, the Company and its wholly owned subsidiary, Ranco LLC, a Delaware limited liability company, or Ranco, entered into an asset purchase agreement, or the Asset Purchase Agreement (“Ranco Agreement”) with RAN CoPacking Solutions LLC, a California limited liability company, or the Seller and the members of the Seller (collectively, the Founders). The assets of the Seller acquired by Ranco consist of assets for co-packing and white label manufacturing services, including comprehensive solutions for third party logistics (3PL) related areas such as storage, order fulfillment, solutions for custom packaging and hardware needs for many different industries, and media and design services, along with strategic marketing support, to help clients establish and enhance their brand presence in the market, or the Purchased Assets.

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

The Company had a working capital deficit of $14,842,360 and an accumulated deficit of $75,130,432 as of March 31, 2024. The Company also had a net loss of $647,571 for the three months ended March 31, 2024.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the CFN Business, growing the newly acquired Ranco Business, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness cannabidiol, or CBD, products.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries CNP Operating, a Delaware limited liability company, CNP of Wyoming, LLC, a Colorado limited liability company, and Ranco, LLC, a Delaware limited liability company. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022, which are included in the Company’s December 31, 2023 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 11, 2024. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended March 31, 2024 are not necessarily indicative of results for the entire year ending December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. At March 31, 2024, the Company had a restricted cash balance of $20,525 included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables for the CFN Business are due from customers relating to contracts to provide investor relation services for the CFN Business. For the Ranco Business, accounts receivables are due from customers for products sold and manufacturing, packing and labeling services provided.  Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of March 31, 2024 and December 31, 2023 amounted to $1,028,738 and $796,251, respectively.

Inventory

The Company’s inventory consists of finished goods acquired for its Ranco business.  As of March 31, 2024, all inventory consisted of disposable nicotine-based inhalable vaporizer products purchased from overseas.  The inventory is valued at the lower of cost (specific identification) or estimated net realizable value. As of March 31, 2024, the Company valued the inventory at $1,677,503.

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

Concentrations

The Company had two customers which accounted for 40% of accounts receivable as of March 31, 2024. During the three months ended March 31, 2024, one customer accounted for 33% of the Company’s revenues. The Company may be negatively affected by the loss of one of these customers.

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

Disaggregation of Revenue

The following is a disaggregation of revenue for the three months ended March 31, 2024 and 2023 respectively:

	Three Months Ended
	March 31,
	2024	2023
Services (CFN and Ranco services)	$2,155,903	$112,957
Products	1,501,603	-
Shipping and logistics	187,086	-
	$3,844,592	$112,957

Contract Liabilities

In some instances, customers provide payment before the Company has satisfied its performance obligations.  These amounts are recorded to deferred revenue.  As of March 31, 2024 and December 31, 2023, the Company had $7,206 and $484,212, respectively in deferred revenue.

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

The Company utilized a probability weighted scenario based on the earnout provisions above and determined the fair value of the contingent consideration was $208,000, which is a Level 3 financial instrument.  There was no change to the fair value for the contingent consideration as of March 31, 2024.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended March 31, 2024 and 2023 amounted to $19,326 and $12,614, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of March 31, 2024, the Company had no outstanding stock options, 11,988,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of March 31, 2023, the Company had no outstanding stock options, 988,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Pursuant to the Asset Purchase Agreement, the Company owes the Seller $1,000,000 in cash consideration.  The amount was recorded as a due to seller liability on the consolidated balance sheet.  As of March 31, 2024, no payments were made.

In accordance with the Earn Out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of $208,000 based on the fair value of the shares at the acquisition date and probabilities of the respective Earn Out terms.  There was no change in fair value of the contingent consideration at March 31, 2024.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the RAN CoPacking Solutions LLC acquisition had occurred as of January 1, 2023. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The unaudited pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

Three Months
Ended
March 31,
2023
Net revenues	$1,184,347
Net loss	$(479,126)
Net loss per common share	$(0.01)

NOTE 4: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

.	March 31,	December 31,
	2024	2023
Machinery & equipment	$50,000	$50,000
Furniture and equipment and leasehold improvements	14,773	14,773
Tradeshow booth	168,909	162,200
	233,682	226,973
Less: Accumulated depreciation	(79,062)	(70,630)
	$154,620	$156,343

Depreciation expense for the three months ended March 31, 2024 and 2023 amounted to $8,432 and $2,832, respectively.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of March 31, 2024, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. The outstanding balance of the note was $34,892 at December 31, 2022. In 2022, CNP purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at March 31, 2024.

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

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the three months ended March 31, 2024, amortization of debt discount was $37,158. As of March 31, 2024, note payable, net of unamortized discount of $57,966, was $699,534 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the three months ended March

31, 2024, amortization of debt discount was $125,215. As of March 31, 2024, note payable, net of unamortized discount of $250,429, was $3,150,404 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future scheduled maturities of long-term debt are as follows:

March, 31 2024
2024	7,241,286
2025	8,772
2026	8,772
2027	8,772
Thereafter	102,127
7,369,729

The aggregate current portion of long-term debt as of March 31, 2024 amounted is $7,241,286, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

For the three months ending March 31, 2024 and 2023, the Company incurred $60,000 and $60,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the three months ended March 31, 2024:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2023	11,988,500	$0.41	4.18
Granted	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2024	11,988,500	$0.41	3.93

Vested and expected to vest at March 31, 2024	11,988,500	$0.41	3.93
Exercisable at March 31, 2024	11,988,500	$0.41	3.93

As of March 31, 2024, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 1,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The Plan expired on December 14, 2016.

As of March 31, 2024, there were no outstanding options.

NOTE 7: LEASES

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

In connection with the Ranco acquisition, the Company agreed to assume the Seller’s lease for property related to the Purchased Assets in Los Angeles, California, consisting of approximately 46,000 square feet of space.  The Ranco operating lease agreement commenced on July 1, 2022 and expires on July 31, 2027.  The lease requires monthly base rent payments of $49,782 and required a security deposit of $297,269.  Upon the Ranco acquisition, the Company recognized a right of use asset of $2,270,059 and right of use liability of $1,760,485.  Furthermore, the Company acquired the existing security deposit of $297,269.  In 2023, the Company recognized a right of use asset of $1,993,847 and right of use liability of $2,031,541.

The following is a summary of related liabilities for all non-cancelable operating leases:

	March 31,	December 31,
	2024	2023
Operating leases
Assets
Right of use asset	$2,012,033	$2,159,043

Liabilities
Current portion of right of use liability	$608,661	$822,259
Right of use liability	1,569,606	1,547,410
Total operating lease liabilities	$2,178,267	$2,369,669

Weighted average remaining lease term (years)	2.81	3.06
Weighted average discount rate	10.00%	10.00%

NOTE 8: RELATED PARTY TRANSACTIONS

As of March 31, 2024 and December 31, 2023, there was $501,140 and $501,140, respectively, in amounts due to related parties, including $428,700 due to CSIS. The advances are unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2024, the executives of Ranco paid payroll to certain employees totalling $71,000.  The payroll was for Ranco employees, and as such, the Company recorded the expense accordingly.  The amounts were paid by the executives themselves and were recognized as contributed capital into the Company.  The amounts are not liable by the Company (Ranco LLC and CFN Enterprises, Inc.) for repayment.

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

On November 3, 2023, CAKE and Constellation Software filed replies to the Company’s amended counterclaims.  Currently, the parties are engaged in the discovery process. A status conference with the Court regarding discovery is being scheduled for the second quarter of 2024. The Company expects to vigorously defend against CAKE and Constellation Software’s claims, and to pursue its own counterclaims against CAKE, Constellation Software, and any other persons that it may identify through discovery to have harmed the Company or to have taken any action to interfere with the Company’s ability to receive its earn-out and/or the holdback amount.

The Company has determined that potential losses in this matter are neither probable or reasonably possible at this time.

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2024, the date the consolidated financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2023. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following are the results of our operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:

	Three Months Ended
	March 31,
	2024	2023	Change

Net revenues	$3,844,592	$112,957	$3,731,635
Cost of revenue	2,151,835	176,191	1,975,644
Gross profit (loss)	1,692,757	(63,234)	1,755,991

Operating expenses:
Selling, general and administrative	1,619,794	422,013	1,197,781
Total operating expenses	1,619,794	422,013	1,197,781

Income (Loss) from operations	72,963	(485,247)	558,210

Other income (expense):
Interest expense	(720,611)	(66,051)	(654,560)
Interest income	77	76	1
Total other income (expense), net	(720,534)	(65,975)	(654,559)

Provision for income taxes	-	-	-
Net loss	$(647,571)	$(551,222)	$(96,349)

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

Revenues increased by $3,731,635 to $3,844,592 for the three months ended March 31, 2024, compared to $112,957 in the corresponding fiscal period in 2023. The increase was primarily due to the acquisition of Ranco in July 2023.

During the three months ended March 31, 2024, the Company realized $38,500 of campaign revenue compared to $84,711 in 2023. The decrease was primarily due to a shift in efforts during the period to the Ranco Business.

Our revenue for the period March 31, 2024 and 2023 also included $5,575 and $22,246, respectively, relating to sales of product from our e-commerce network focused on the sale of general wellness CBD products.

During the three months ended March 31, 2024, CNP Operating was no longer operating nor generating revenue.

During the three months ended March 31, 2024, the Company’s Ranco subsidiary generated revenue of $3.7 million.

Cost of Revenue

The costs of revenue for the CFN Business consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. Cost of revenue also includes products sold, shipping costs and direct labor  in the Ranco Business.

Cost of revenue increased by $1,975,644 to $2,151,835 for the three months ended March 31, 2024, compared to $176,191 in the corresponding fiscal period in 2023. The increase was primarily due to the Ranco business acquired in July 2023.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2024 were higher than those in the corresponding period in 2023 due to the acquisition of Ranco in July 2023, including higher payroll, professional fees and travel.

Other Income/Expense

Other income/expenses during the three months ended March 31, 2024 were due to interest expense related to notes payable, which incudes amortization of debt discount on Ranco’s notes.

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had $153,044 in unrestricted cash and $7,369,729 in notes payable.

The Company had a working capital deficit of $14,842,360 and an accumulated deficit of $75,130,432 as of March 31, 2024. The Company also had a net loss of $647,571 for the three months ended March 31, 2024.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the CFN Business, growing its existing business acquired under the Ranco Agreement, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness CBD products.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2024:

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used) in operating activities	$203,529	$(586,281)
Net cash used in investing activities	$(6,709)	$-
Net cash (used in) provided by financing activities	$(122,443)	$592,518

Net cash provided by operating activities was $203,529 during the three months ended March 31, 2024, compared to cash used in operating activities of $(586,281) during the same period in 2023. The increase in cash provided by operating activities was primarily due to increase of accounts payable and accrued expenses.

Net cash used in investing activities during the three months ended March 31, 2024 consisted of the sale and purchase of property and equipment.

Net cash used in financing activities during the three months ended March 31, 2024 was $122,443, including the repayment of notes of $193,443, offset by capital contribution of $71,000. Net cash provided by financing activities during the three months ended March 31, 2023 was $592,518, including proceeds from common stock for $600,000 less related party repayments of $3,619 and note repayments of $3,863.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of March 31, 2024, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. The outstanding balance of the note was $34,892 at December 31, 2022. In 2022, CNP purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at March 31, 2024.

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

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the three months ended March 31, 2024, amortization of debt discount was $37,158. As of March 31, 2024, note payable, net of unamortized discount of $57,966, was $699,534 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the three months ended March 31, 2024, amortization of debt discount was $125,215. As of March 31, 2024, note payable, net of unamortized discount of $250,429, was $3,150,404 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future scheduled maturities of long-term debt are as follows:

March, 31 2024
2024	7,241,286
2025	8,772
2026	8,772
2027	8,772
Thereafter	102,127
7,369,729

The aggregate current portion of long-term debt as of March 31, 2024 amounted is $7,241,286, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

Other Outstanding Obligations at March 31, 2024

Warrants

As of March 31, 2024, 11,988,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of March 31, 2024, 0 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other outside service providers involved with performing key elements of our disclosure and financial reporting controls. Our current financial condition, has temporarily hindered our ability to file timely reports for this reason. As a result, we have assessed our disclosure controls and controls over financial reporting as not effective.

PART II - OTHER INFORMATION

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: May 15, 2024	By:	/s/ Brian Ross
Brian Ross
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)