Form 10-Q
period 2024-06-30
CFN Enterprises Inc.
filed 2024-08-12
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 12, 2024 was 82,210,664.

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

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$225,415	$78,744
Restricted cash	20,600	20,448
Accounts receivable, net	1,700,632	942,248
Inventory	1,864,703	1,796,227
Total current assets	3,811,350	2,837,667
Property and equipment, net	164,412	156,343
Right of use asset	1,860,574	2,159,043
Deposits	297,269	297,269
Other assets	8,810	8,910
Total assets	$6,142,415	$5,459,232

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,440,176	$3,018,531
Accrued liabilities	5,529,570	3,828,063
Due to related party	501,140	501,140
Deferred revenue	235,125	484,212
Current portion of notes payable	7,362,408	7,272,357
Due to seller	1,000,000	1,000,000
Contingent consideration	208,000	208,000
Current portion of right of use liability	394,726	822,259
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	19,750,968	17,214,385
Right of use liability	1,584,214	1,547,410
Long-term note payable, net of current portion and discounts	126,981	128,443
Total liabilities	21,462,163	18,890,238

Commitments and contingencies

Stockholders' deficit:

Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of both June 30, 2024 and December 31, 2023	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of both June 30, 2024 and December 31, 2023	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 82,210,664 shares issued and outstanding as of both June 30, 2024 and December 31, 2023	82,210	82,210
Additional paid-in capital	61,039,808	60,909,641
Accumulated deficit	(76,441,770)	(74,422,861)
Total stockholders' deficit	(15,319,748)	(13,431,006)
Total liabilities and stockholders' deficit	$6,142,415	$5,459,232

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$5,893,962	$152,301	$9,738,554	$265,259
Cost of revenue	4,878,001	47,484	7,029,836	223,675
Gross profit	1,015,961	104,817	2,708,718	41,584

Operating expenses:
Selling, general and administrative	1,546,949	1,703,134	3,166,743	2,125,148
Total operating expenses	1,546,949	1,703,134	3,166,743	2,125,148

Loss from operations	(530,988)	(1,598,317)	(458,025)	(2,083,564)

Other income (expense):
Interest expense	(720,424)	(37,450)	(1,441,035)	(103,501)
Gain on property and equipment	-	9,253	-	9,253
Gain on extinguishment of debt	-	13,219	-	13,219
Other income	-	157,502	-	157,502
Interest income	74	81	151	157
Total other income (expense), net	(720,350)	142,605	(1,440,884)	76,630

Provision for income taxes	-	-	-	-
Net loss	$(1,251,338)	$(1,455,712)	$(1,898,909)	$(2,006,934)
Preferred stock interest	60,000	60,000	120,000	120,000
Net loss available to common shareholders	$(1,311,338)	$(1,515,712)	$(2,018,909)	$(2,126,934)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)	$(0.02)	$(0.05)

Weighted average common shares outstanding - basic and diluted	82,210,664	40,846,664	82,210,664	40,255,331

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31,2022	500	$1	3,000	$3	37,690,664	$37,690	$49,786,056	$(58,996,099)	$(9,172,349)
Issuance of common stock for cash	-	-	-	-	2,400,000	2,400	597,600	-	600,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(551,222)	(551,222)
Balances at March 31, 2023	500	1	3,000	3	40,090,664	40,090	50,383,656	(59,607,321)	(9,183,571)
Conversion of accrued preferred stock interest into shares	-	-	-	-	1,620,000	1,620	403,380	-	405,000
Stock compensation expense	-	-	-	-	-	-	1,156,100	-	1,156,100
Warrants issued with promissory notes	-	-	-	-	-	-	185,788	-	185,788
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(1,455,712)	(1,455,712)
Balances at June 30, 2023	500	$1	3,000	$3	41,710,664	$41,710	52,128,924	$(61,123,033)	$(8,952,396)

Balance at December 31,2023	500	$1	3,000	$3	82,210,664	$82,210	$60,909,641	$(74,422,861)	$(13,431,006)
Contributed capital	-	-	-	-	-	-	71,000	-	71,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(647,571)	(647,571)
Balances at March 31, 2024	500	1	3,000	3	82,210,664	82,210	60,980,641	(75,130,432)	(14,067,577)
Contributed capital	-	-	-	-	-	-	59,167	-	59,167
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(1,251,338)	(1,251,338)
Balances at June 30, 2024	500	$1	3,000	$3	82,210,664	$82,210	61,039,808	$(76,441,770)	$(15,319,748)

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,898,909)	$(2,006,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,910	5,663
Amortization of right of use asset	298,469	29,488
Bad debt expense	432,487	-
Amortization of debt discount	324,744	16,349
Stock compensation expense	-	1,156,100
Gain on property and equipment	-	(9,253)
Gain on extinguishment of debt	-	(13,219)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,190,871)	(7,855)
Inventory	(68,476)	-
Prepaid expenses and other assets	100	(8,910)
Accounts payable and accrued expenses	3,003,152	351,937
Deferred revenue	(249,087)	5,349
Payments made in advance of securities date	-	32,500
Right of use liability, net	(390,729)	(115,493)
Net cash provided by (used in) operating activities	278,790	(564,277)
Cash flows from investing activities:
Sale of assets held for sale	-	608,300
Purchase of property and equipment, net	(25,979)	-
Net cash (used in) provided by investing activities	(25,979)	608,300
Cash flows from financing activities:
Net advances from related parties	-	(2,119)
Proceeds from promissory notes	-	1,175,000
Repayments of notes	(236,155)	(531,056)
Contributed capital	130,167	-
Proceeds from sale of common stock	-	350,000
Net cash (used in) provided by financing activities	(105,988)	991,825
Net change in cash and cash equivalents	146,823	1,035,848
Cash and restricted cash at beginning of period	99,192	32,602
Cash and restricted cash at end of period	$246,015	$1,068,450

Reconciliation of cash and restricted cash:
Cash at beginning of period	$78,744	$12,474
Restricted cash at beginning of period	20,448	20,128
Cash and restricted cash at beginning of period	$99,192	$32,602

Cash at end of period	$225,415	$1,048,166
Restricted cash at end of period	20,600	20,284
Cash and restricted cash at end of period	$246,015	$1,068,450

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$192,500	$-

Supplemental disclosure of non-cash investing and financing activities:
Accrual of preferred stock interest	$120,000	$120,000
Warrants issued with promissory notes	$-	$185,788
Right of use asset and liability	$-	$187,863
Conversion of accrued preferred stock interest into shares	$-	$405,000

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

The Company had a working capital deficit of $15,939,618 and an accumulated deficit of $76,441,770 as of June 30, 2024. The Company also had a net loss of $1,898,909 for the six months ended June 30, 2024.

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

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022, which are included in the Company’s December 31, 2023 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 11, 2024. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended June 30, 2024 are not necessarily indicative of results for the entire year ending December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. At June 30, 2024, the Company had a restricted cash balance of $20,600 included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables for the CFN Business are due from customers relating to contracts to provide investor relation services for the CFN Business. For the Ranco Business, accounts receivables are due from customers for products sold and manufacturing, packing and labeling services provided.  Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of June 30, 2024 and December 31, 2023 amounted to $754,726 and $796,251, respectively.

Inventory

The Company’s inventory consists of finished goods acquired for its Ranco business.  As of June 30, 2024, all inventory consisted of disposable nicotine-based inhalable vaporizer products purchased from overseas.  The inventory is valued at the lower of cost (specific identification) or estimated net realizable value. As of June 30, 2024, the Company valued the inventory at $1,864,703.

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

Concentrations

The Company had two customers which accounted for 39% of accounts receivable as of June 30, 2024.  During the three and six months ended June 30, 2024, one customer accounted for 52% and 33% of the Company’s revenues, respectively. The Company may be negatively affected by the loss of one of these customers.

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

Disaggregation of Revenue

The following is a disaggregation of revenue for the six months and three months ended June 30, 2024 and 2023 respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Services (CFN and Ranco services)	$933,744	$152,301	$3,089,647	$265,259
Products	4,548,621	-	6,050,224	-
Shipping and logistics	411,597	-	598,683	-
	$5,893,962	$152,301	$9,738,554	$265,259

Contract Liabilities

In some instances, customers provide payment before the Company has satisfied its performance obligations.  These amounts are recorded to deferred revenue.  As of June 30, 2024 and December 31, 2023, the Company had $235,125 and $484,212, respectively in deferred revenue.

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

The Company utilized a probability weighted scenario based on the earnout provisions above and determined the fair value of the contingent consideration was $208,000, which is a Level 3 financial instrument.  There was no change to the fair value for the contingent consideration as of June 30, 2024.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended June 30, 2024 and 2023 amounted to $65,383 and $15,355, respectively. Advertising expenses for the six months ended June 30, 2024 and 2023 amounted to $84,709 and $27,969, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of June 30, 2024, the Company had no outstanding stock options, 11,988,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of June 30, 2023, the Company had no outstanding stock options, 8,138,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Pursuant to the Asset Purchase Agreement, the Company owes the Seller $1,000,000 in cash consideration.  The amount was recorded as a due to seller liability on the consolidated balance sheet.  As of June 30, 2024, no payments were made.

In accordance with the Earn Out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of $208,000 based on the fair value of the shares at the acquisition date and probabilities of the respective Earn Out terms.  There was no change in fair value of the contingent consideration at June 30, 2024.

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

Six Months
Ended
June 30,
2023
Net revenues	$2,459,000
Net loss	$(2,282,313)
Net loss per common share	$(0.06)

NOTE 4: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	June 30,	December 31,
	2024	2023
Machinery & equipment	$69,270	$50,000
Furniture and equipment and leasehold improvements	14,773	14,773
Tradeshow booth	168,909	162,200
	252,952	226,973
Less: Accumulated depreciation	(88,540)	(70,630)
	$164,412	$156,343

Depreciation expense for the three months ended June 30, 2024 and 2023 amounted to $9,478 and $2,831, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 amounted to $17,910 and $5,664, respectively.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of June 30, 2024, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at June 30, 2024. The note is currently in default.

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

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. The outstanding balance of the note was $34,892 at December 31, 2022. In 2022, CNP Operating purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at June 30, 2024.

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

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the six months ended June 30, 2024, amortization of debt discount was $74,316. As of June 30, 2024, note payable, net of unamortized discount of $20,808, was $695,442 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the six months ended June 30, 2024, amortization of debt discount was $250,430. As of June 30, 2024, note payable, net of unamortized discount of $125,214, was $3,275,618 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future scheduled maturities of long-term debt are as follows:

June 30, 2024
2024	7,362,408
2025	8,772
2026	8,772
2027	8,772
Thereafter	100,665
7,489,389

The aggregate current portion of long-term debt as of June 30, 2024 amounted is $7,362,408, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

For the six months ending June 30, 2024 and 2023, the Company incurred $120,000 and $120,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the six months ended June 30, 2024:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2023	11,988,500	$0.41	4.18
Granted	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2024	11,988,500	$0.41	3.68

Vested and expected to vest at June 30, 2024	11,988,500	$0.41	3.68
Exercisable at June 30, 2024	11,988,500	$0.41	3.68

As of June 30, 2024, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 1,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The Plan expired on December 14, 2016.

As of June 30, 2024, there were no outstanding options.

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

The following is a summary of related liabilities for all non-cancelable operating leases:

	June 30,	December 31,
	2024	2023
Operating leases
Assets
Right of use asset	$1,860,574	$2,159,043

Liabilities
Current portion of right of use liability	$394,726	$822,259
Right of use liability	1,584,214	1,547,410
Total operating lease liabilities	$1,978,940	$2,369,669

Weighted average remaining lease term (years)	2.56	3.06
Weighted average discount rate	10.00%	10.00%

NOTE 8: RELATED PARTY TRANSACTIONS

As of June 30, 2024 and December 31, 2023, there was $501,140 and $501,140, respectively, in amounts due to related parties, including $428,700 due to CSIS. The advances are unsecured, non-interest bearing and due on demand.

During the six months ended June 30, 2024, the executives of Ranco paid payroll to certain employees totalling $130,167. The payroll was for Ranco employees, and as such, the Company recorded the expense accordingly.  The amounts were paid by the executives themselves and were recognized as contributed capital into the Company.  The amounts are not liable by the Company (Ranco LLC and CFN Enterprises, Inc.) for repayment.

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

On November 3, 2023, CAKE and Constellation Software filed replies to the Company’s amended counterclaims.  Currently, the parties are engaged in the discovery process and a status conference with the Court regarding discovery is scheduled for December 8, 2024. The Company expects to vigorously defend against CAKE and Constellation Software’s claims, and to pursue its own counterclaims against CAKE, Constellation Software, and any other persons that it may identify through discovery to have harmed the Company or to have taken any action to interfere with the Company’s ability to receive its earn-out and/or the holdback amount.

The Company has determined that potential losses in this matter are neither probable or reasonably possible at this time.

NOTE 10: SUBSEQUENT EVENTS

On June 17, 2024, the Company commenced a written consent solicitation from its stockholders to approve an amendment to the Company’s Certificate of Incorporation, as amended, to effect a reverse split of the Company’s Common Stock (, in the range from 1-for-2 to 1-for-50, with the exact ratio to be determined in the sole discretion of the Company’s Board of Directors (the “Board”) no later than one year after approval (the “Amendment”), and the first consent was mailed on June 21, 2024. As of July 5, 2024, the Company’s stockholders had approved the Amendment and the Company ended the written consent solicitation. The Amendment required the written consent of the majority of the Company’s issued and outstanding shares of Common Stock. At the record date for the written consent solicitation the Company had 82,210,664 shares of Common Stock issued and outstanding. The votes as of July 5, 2024 were as follows, with holders of 60.98% of the Company’s issued and outstanding shares of Common Stock approving the Amendment:

For	Against	Abstain	Broker Non-Votes
50,128,962	-	-	-

If the Board determines to implement the Amendment, the Company will communicate to the public, prior to the effective time of the Amendment, additional details regarding the Amendment (including the final reverse split ratio, as determined by the Board). The Board reserves the right to elect not to proceed with implementing the Amendment if it determines, in its sole discretion, that the Amendment is no longer in the best interests of the Company or its stockholders.

Management has evaluated subsequent events through August 12, 2024, the date the consolidated financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following are the results of our operations for the three months ended June 30, 2024 as compared to the three months ended March 31, 2023:

	Three Months Ended June 30,
	2024	2023	Change
Net revenues	$5,893,962	$152,301	$5,741,661
Cost of revenue	4,878,001	47,484	4,830,517
Gross profit	1,015,961	104,817	911,144

Operating expenses:
Selling, general and administrative	1,546,949	1,703,134	(156,185)
Total operating expenses	1,546,949	1,703,134	(156,185)

Loss from operations	(530,988)	(1,598,317)	1,067,329

Other income (expense):
Interest expense	(720,424)	(37,450)	(682,974)
Gain on property and equipment	-	9,253	-
Gain on extinguishment of debt	-	13,219	-
Other income	-	157,502	-
Interest income	74	81	(7)
Total other income (expense), net	(720,350)	142,605	(682,981)

Provision for income taxes	-	-	-
Net loss	$(1,251,338)	$(1,455,712)	$384,348

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

Revenues increased by $5,741,661 to $5,893,962 for the three months ended June 30, 2024, compared to $152,301 in the corresponding fiscal period in 2023.  The increase was primarily due to the acquisition of Ranco in July 2023.

During the three months ended June 30, 2024, the Company realized $0 of campaign revenue compared to $132,040 in the corresponding period in 2023. The decrease was primarily due to a shift in efforts during the period to the Ranco Business.

Our revenue for the period June 30, 2024 and 2023 also included $5,984 and $20,237 respectively, relating to sales of product from our e-commerce network focused on the sale of general wellness CBD products.

During the three months ended June 30, 2024, CNP Operating was no longer operating nor generating revenue.

During the three months ended June 30, 2024, the Company’s Ranco subsidiary generated revenue of $9.6 million.

Cost of Revenue

The costs of revenue for the CFN Business consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. Cost of revenue also includes products sold, shipping costs and direct labor  in the Ranco Business.

Cost of revenue increased by $4,830,517 to $4,878,001 for the three months ended June 30, 2024, compared to $47,484 in the corresponding fiscal period in 2023. The increase was primarily due to the Ranco business acquired in July 2023.

Operating Expenses

The Company’s operating expenses for the three months ended June 30, 2024 were lower than those in the corresponding period in 2023 due to the acquisition of Ranco in July 2023, including higher payroll, professional fees and travel.

Other Income/Expense

Other income/expenses during the three months ended June 30, 2024 were due to interest expense related to notes payable, which includes amortization of debt discount on Ranco’s notes.

Results of Operations for the Six Months Ended June 30, 2024 and 2023

The following are the results of our operations for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Change

Net revenues	$9,738,554	$265,259	$9,473,295
Cost of revenue	7,029,836	223,675	6,806,161
Gross profit	2,708,718	41,584	2,667,134

Operating expenses:
Selling, general and administrative	3,166,743	2,125,148	1,041,595
Total operating expenses	3,166,743	2,125,148	1,041,595

Loss from operations	(458,025)	(2,083,564)	1,625,539

Other income (expense):
Interest expense	(1,441,035)	(103,501)	(1,337,534)
Gain on property and equipment	-	9,253	(9,253)
Unrealized loss on marketable securities	-	-	-
Gain on extinguishment of debt	-	13,219	(13,219)
Other income	-	157,502	(157,502)
Interest income	151	157	(6)
Total other income (expense), net	(1,440,884)	76,630	(1,517,514)

Provision for income taxes	-	-	-
Net loss	$(1,898,909)	$(2,006,934)	$108,025

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

Revenues increased by $9,473,295 to $9,738,554 for the six months ended June 30, 2024, compared to $265,259 in the corresponding fiscal period in 2023.  The increase was primarily due to the acquisition of Ranco in July 2023.

During the six months ended June 30, 2024, the Company realized $38,500 of campaign revenue compared to $216,751 in the corresponding period in 2023. The decrease was primarily due to a shift in efforts during the period to the  Ranco Business.

Our revenue for the period June 30, 2024 and 2023 also included $11,559 and $48,508, respectively, relating to sales of product from our e-commerce network focused on the sale of general wellness CBD products.

During the six months ended June 30, 2024, CNP Operating was no longer operating nor generating revenue.

During the six months ended June 30, 2024, the Company’s Ranco subsidiary generated revenue of $9.9 million.

Cost of Revenue

The costs of revenue for the CFN Business consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. Cost of revenue also includes products sold, shipping costs and direct labor  in the Ranco Business.

Cost of revenue increased by $6,806,161 to $7,029,836 for the six months ended June 30, 2024, compared to $223,675 in the corresponding fiscal period in 2023. The increase was primarily due to the Ranco business acquired in July 2023.

Operating Expenses

The Company’s operating expenses for the six months ended June 30, 2024 were higher than those in the corresponding period in 2023 due to the acquisition of Ranco in July 2023, including higher payroll, professional fees and travel.

Other Income/Expense

Other income/expenses during the six months ended June 30, 2024 were due to interest expense related to notes payable, which includes amortization of debt discount on Ranco’s notes.

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, we had $225,415 in unrestricted cash and $7,489,389 in notes payable.

The Company had a working capital deficit of $15,939,618 and an accumulated deficit of $76,441,770 as of June 30, 2024. The Company also had a net loss of $1,898,909 for the six months ended June 30, 2024.

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

Management continues to explore raising additional capital through a combination of debt financing, other non-dilutive financing and/or equity financing to supplement the Company’s capitalization and liquidity. If we raise additional funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our Common Stock. The availability and the terms under which we may be able to raise additional capital could be disadvantageous, and the terms of debt financing or other non-dilutive financing may involve restrictive covenants and dilutive financing instruments, which could place significant restrictions on our operations. If we raise capital through the issuance of additional equity, such sales and issuance would dilute the ownership interests of the existing holders of Common Stock. There can be no assurances that any additional debt, other non-dilutive and/or equity financing would be available to us on favorable terms or at all. We expect to continue to incur net losses, comprehensive losses, and negative cash flows from operating activities as we continue to expand our  operations to meet anticipated demand.

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2024:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used) in operating activities	$278,790	$(564,277)
Net cash (used in) provided by investing activities	$(25,979)	$608,300
Net cash provided by (used in) provided by financing activities	$(105,988)	$991,825

Net cash provided by operating activities was $278,790 during the six months ended June 30, 2024, compared to cash used in operating activities of $(564,277) during the same period in 2023. The increase in cash provided by operating activities was primarily due to increase of accounts payable and accrued expenses and decrease of net loss.

Net cash used in investing activities during the six months ended June 30, 2024 consisted of the sale and purchase of property and equipment.

Net cash used in financing activities during the six months ended June 30, 2024 was $(105,988), including the repayment of notes of $236,155, offset by capital contributions of $130,167. Net cash provided by financing activities during the six months ended June 30, 2023 was $991,825, including proceeds from common stock for $350,000 and proceeds from promissory notes for $1,175,000, partially offset by related party repayments of $2,119 and note repayments of $531,056.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of June 30, 2024, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at June 30, 2024. The note is currently in default.

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

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. The outstanding balance of the note was $34,892 at December 31, 2022. In 2022, CNP Operating purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at June 30, 2024.

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

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the six months ended June 30, 2024, amortization of debt discount was $74,316. As of June 30, 2024, note payable, net of unamortized discount of $20,808, was $695,442 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the six months ended June 30, 2024, amortization of debt discount was $250,430. As of June 30, 2024, note payable, net of unamortized discount of $125,214, was $3,275,618 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future scheduled maturities of long-term debt are as follows:

June 30, 2024
2024	7,362,408
2025	8,772
2026	8,772
2027	8,772
Thereafter	100,665
7,489,389

The aggregate current portion of long-term debt as of June 30, 2024 amounted is $7,362,408, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

Other Outstanding Obligations at June 30, 2024

Warrants

As of June 30, 2024, 11,988,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of June 30, 2024, 0 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other outside service providers involved with performing key elements of our disclosure and financial reporting controls. Our current financial condition, has temporarily hindered our ability to file timely reports for this reason. As a result, we have assessed our disclosure controls and controls over financial reporting as not effective.

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

CFN ENTERPRISES INC.

Dated: August 12, 2024	By:	/s/ Brian Ross
Brian Ross
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)