Form 10-Q
period 2024-09-30
CFN Enterprises Inc.
filed 2024-11-15
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 14, 2024 was 82,210,664.

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

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$263,702	$78,744
Restricted cash	-	20,448
Accounts receivable, net	2,359,910	942,248
Inventory	4,236,923	1,796,227
Total current assets	6,860,535	2,837,667
Property and equipment, net	167,571	156,343
Right of use asset	1,717,440	2,159,043
Deposits	297,269	297,269
Other assets	8,810	8,910
Total assets	$9,051,625	$5,459,232

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,794,009	$3,018,531
Accrued liabilities	6,238,100	3,828,063
Due to related party	501,140	501,140
Deferred revenue	219,030	484,212
Current portion of notes payable	7,504,045	7,272,357
Due to seller	1,000,000	1,000,000
Contingent consideration	208,000	208,000
Current portion of right of use liability	179,148	822,259
Current liabilities of discontinued operations	79,823	79,823
Total current liabilities	21,723,295	17,214,385
Right of use liability	1,606,735	1,547,410
Long-term note payable, net of current portion and discounts	128,443	128,443
Total liabilities	23,458,473	18,890,238

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of both September 30, 2024 and December 31, 2023	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of both September 30, 2024 and December 31, 2023	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 82,210,664 shares issued and outstanding as of both September 30, 2024 and December 31, 2023	82,210	82,210
Additional paid-in capital	61,039,808	60,909,641
Accumulated deficit	(75,528,870)	(74,422,861)
Total stockholders' deficit	(14,406,848)	(13,431,006)
Total liabilities and stockholders' deficit	$9,051,625	$5,459,232

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues	$6,771,741	$1,678,571	$16,510,295	$1,943,830
Cost of revenue	2,394,994	1,225,536	9,424,830	1,449,211
Gross income	4,376,747	453,035	7,085,465	494,619

Operating expenses:
Selling, general and administrative	2,740,385	1,597,681	5,907,128	3,722,829
Total operating expenses	2,740,385	1,597,681	5,907,128	3,722,829

Income (loss) from operations	1,636,362	(1,144,646)	1,178,337	(3,228,210)

Other income (expense):
Interest expense	(663,513)	(765,919)	(2,104,548)	(869,420)
Gain on property and equipment	-	-	-	9,253
Gain on extinguishment of debt	-	-	-	13,219
Other income	-	-	-	157,502
Interest income	51	82	202	238
Total other income (expense), net	(663,462)	(765,837)	(2,104,346)	(689,208)

Provision for income taxes	-	-	-	-
Net income (loss)	$972,900	$(1,910,483)	$(926,009)	$(3,917,417)
Preferred stock interest	60,000	60,000	180,000	180,000
Net income (loss) available to common shareholders	$912,900	$(1,970,483)	$(1,106,009)	$(4,097,418)

Net income (loss) per common share - basic and diluted	$0.01	$(0.02)	$(0.01)	$(0.08)
Weighted average common shares outstanding - basic and diluted	82,210,664	81,990,884	82,210,664	54,346,145

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2022	500	$1	3,000	$3	37,690,664	$37,690	$49,786,056	$(58,996,099)	$(9,172,349)
Issuance of common stock for cash	-	-	-	-	2,400,000	2,400	597,600	-	600,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(551,222)	(551,222)
Balances at March 31, 2023	500	1	3,000	3	40,090,664	40,090	50,383,656	(59,607,321)	(9,183,571)
Conversion of accrued preferred stock interest into shares	-	-	-	-	1,620,000	1,620	403,380	-	405,000
Stock compensation expense	-	-	-	-	-	-	1,156,100	-	1,156,100
Warrants issued with promissory notes	-	-	-	-	-	-	185,788	-	185,788
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(1,455,712)	(1,455,712)
Balances at June 30, 2023	500	1	3,000	3	41,710,664	41,710	52,128,924	(61,123,033)	(8,952,396)
Conversion of accrued preferred stock interest into shares	-	-	-	-	500,000	500	$44,500	-	45,000
Issuance of common stock pursuant to business combination	-	-	-	-	40,000,000	40,000	7,960,000	-	8,000,000
Warrants issued with promissory notes	-	-	-	-	-	-	626,073	-	626,073
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(1,910,483)	(1,910,483)
Balances at September 30, 2023	500	$1	3,000	$3	82,210,664	$82,210	$60,759,497	$(63,093,516)	$(2,251,806)

Balance at December 31,2023	500	$1	3,000	$3	82,210,664	$82,210	$60,909,641	$(74,422,861)	$(13,431,006)
Contributed capital	-	-	-	-	-	-	71,000	-	71,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(647,571)	(647,571)
Balances at March 31, 2024	500	1	3,000	3	82,210,664	82,210	60,980,641	(75,130,432)	(14,067,577)
Contributed capital	-	-	-	-	-	-	59,167	-	59,167
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(1,251,338)	(1,251,338)
Balances at June 30, 2024	500	1	3,000	3	82,210,664	82,210	61,039,808	(76,441,770)	(15,319,748)
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net income	-	-	-	-	-	-	-	972,900	972,900
Balances at September 30, 2024	500	$1	3,000	$3	82,210,664	$82,210	$61,039,808	$(75,528,870)	$(14,406,848)

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(926,009)	$(3,917,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,072	50,995
Amortization of right of use asset	441,603	187,616
Bad debt expense	1,150,076	-
Amortization of debt discount	470,767	178,721
Stock compensation expense	-	1,156,100
Gain on property and equipment	-	(9,253)
Gain on extinguishment of debt	-	(13,219)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,567,738)	(509,296)
Inventory	(2,440,696)	(1,864,800)
Prepaid expenses and other assets	100	(83,160)
Accounts payable and accrued expenses	5,005,515	1,339,090
Deferred revenue	(265,182)	(211)
Payments made in advance of securities date	-	32,500
Right of use liability, net	(583,786)	(313,595)
Net cash provided by (used in) operating activities	312,722	(3,765,929)
Cash flows from investing activities:
Cash acquired pursuant to business combination	-	134,060
Sale of assets held for sale	-	608,300
Purchase of property and equipment, net	(39,300)	(162,200)
Net cash (used in) provided by investing activities	(39,300)	580,160
Cash flows from financing activities:
Net advances from related parties	-	72,055
Proceeds from promissory notes	-	5,000,000
Repayments of notes	(239,079)	(507,517)
Contributed capital	130,167	-
Proceeds from sale of common stock	-	350,000
Net cash (used in) provided by financing activities	(108,912)	4,914,538
Net change in cash and cash equivalents	164,510	1,728,769
Cash and restricted cash at beginning of period	99,192	32,602
Cash and restricted cash at end of period	$263,702	$1,761,371

Reconciliation of cash and restricted cash:
Cash at beginning of period	$78,744	$12,474
Restricted cash at beginning of period	20,448	20,128
Cash and restricted cash at beginning of period	$99,192	$32,602

Cash at end of period	$263,702	$1,741,005
Restricted cash at end of period	-	20,366
Cash and restricted cash at end of period	$263,702	$1,761,371

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$285,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock pursuant to business combination	$-	$8,000,000
Due to seller and contingent consideration pursuant to business combination	$-	$1,208,000
Conversion of accrued preferred stock interest into shares	$-	$450,000
Right of use asset and liability	$-	$187,863
Warrants issued with promissory notes	$-	$811,861
Accrual of preferred stock interest	$180,000	$180,000

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

On May 15, 2019, the Company entered into an asset purchase agreement or the Emerging Growth Agreement with Emerging Growth, LLC, or Emerging Growth, pursuant to which the Company acquired certain assets from the Emerging Growth related to its sponsored content and marketing business, or the CFN Business, for a purchase price consideration consisting of $420,000 in cash, 30,000,000 shares of the Company’s common stock, and 3,000 shares of Series B preferred stock with a total stated value of $3,000,000 which bears interest at 6% per annum and is convertible into the Company’s common stock at a conversion price to be mutually agreed in the future, without voting rights or a liquidation preference except with respect to default interest. The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. The closing of the purchase of the assets pursuant to the Emerging Growth Agreement occurred on June 20, 2019.

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

On July 1, 2023, the Company and its wholly owned subsidiary, Ranco LLC, a Delaware limited liability company, or Ranco, entered into an asset purchase agreement, or the Asset Purchase Agreement (“Ranco Agreement”) with RAN CoPacking Solutions LLC, a California limited liability company, or the Seller and the members of the Seller. The assets of the Seller acquired by Ranco consist of assets for co-packing and white label manufacturing services, including comprehensive solutions for third party logistics (3PL) related areas such as storage, order fulfillment, solutions for custom packaging and hardware needs for many different industries, and media and design services, along with strategic marketing support, to help clients establish and enhance their brand presence in the market, or the Purchased Assets.

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

The Company’s current operations consist of the CFN Business  and the business of Ranco, or the Ranco Business.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $14,862,760 and an accumulated deficit of $75,528,870 as of September 30, 2024. The Company also had a net loss of $926,009 for the nine months ended September 30, 2024.

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

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022, which are included in the Company’s December 31, 2023 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 11, 2024. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended September 30, 2024 are not necessarily indicative of results for the entire year ending December 31, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024, the Company had no restricted cash balance. Consequently, there are no amounts included as restricted cash in the total cash and cash equivalents presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables for the CFN Business are due from customers relating to contracts to provide investor relation services for the CFN Business. For the Ranco Business, accounts receivables are due from customers for products sold and manufacturing, packing and labeling services provided.  Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of September 30, 2024 and December 31, 2023 amounted to $1,946,327 and $796,251, respectively.

Inventory

The Company’s inventory consists of finished goods acquired for its Ranco business.  As of September 30, 2024, all inventory consisted of disposable nicotine-based inhalable vaporizer products purchased from overseas.  The inventory is valued at the lower of cost (specific identification) or estimated net realizable value. As of September 30, 2024, the Company valued the inventory at $4,236,923.

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

Concentrations

The Company had two customers which accounted for 60% of gross accounts receivable as of September 30, 2024. During the three and nine months ended September 30, 2024, two customers accounted for 62% and 57% of the Company’s revenues, respectively. The Company may be negatively affected by the loss of one of these customers.

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

Disaggregation of Revenue

The following is a disaggregation of revenue for the three months and nine months ended September 30, 2024 and 2023 respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Services (CFN and Ranco services)	$215,294	$399,603	$3,304,941	$622,378
Products	5,484,766	384,380	11,534,990	426,864
Shipping and logistics	1,071,681	894,588	1,670,364	894,588
	$6,771,741	$1,678,571	$16,510,295	$1,943,830

Contract Liabilities

In some instances, customers provide payment before the Company has satisfied its performance obligations.  These amounts are recorded to deferred revenue.  As of September 30, 2024 and December 31, 2023, the Company had $219,030 and $484,212, respectively in deferred revenue.

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

The Company utilized a probability weighted scenario based on the earnout provisions above and determined the fair value of the contingent consideration was $208,000, which is a Level 3 financial instrument.  There was no change to the fair value for the contingent consideration as of September 30, 2024.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended September 30, 2024 and 2023 amounted to $45,216 and $24,487, respectively. Advertising expenses for the nine months ended September 30, 2024 and 2023 amounted to $129,925 and $52,773, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of September 30, 2024, the Company had no outstanding stock options, 11,988,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of September 30, 2023, the Company had no outstanding stock options, 8,138,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

NOTE 3: BUSINESS COMBINATIONS

RAN CoPacking Solutions LLC

The Company evaluated the Asset Purchase Agreement pursuant to ASC 805 and ASU 2017-01, Topic 805, Business Combinations.  The Company first determined that the Seller met the definition of a business as it includes inputs and a substantive process that together significantly contribute to the ability to create outputs.  The Seller’s results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition The purchase price allocation is preliminary and could be significantly revised as a result of additional information obtained regarding assets acquired and liabilities assumed and revisions of estimates of fair values of tangible assets and related deferred tax assets and liabilities. The Company will finalize its valuation and the allocation of the purchase price, along with required retrospective adjustments, if any, within a year following the acquisition date.

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

Pursuant to the Asset Purchase Agreement, the Company owes the Seller $1,000,000 in cash consideration.  The amount was recorded as a due to seller liability on the consolidated balance sheet.  As of September 30, 2024, no payments were made.

In accordance with the Earn Out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of $208,000 based on the fair value of the shares at the acquisition date and probabilities of the respective Earn Out terms.  There was no change in fair value of the contingent consideration at September 30, 2024.

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

Nine Months
Ended
September 30,
2023
Net revenues	$4,137,571
Net loss	$(4,192,797)
Net loss per common share	$(0.08)

NOTE 4: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	September 30,	December 31,
	2024	2023
Machinery & equipment	$77,091	$50,000
Furniture and equipment and leasehold improvements	14,773	14,773
Tradeshow booth	174,409	162,200
	266,273	226,973
Less: Accumulated depreciation	(98,702)	(70,630)
	$167,571	$156,343

Depreciation expense for the three months ended September 30, 2024 and 2023 amounted to $10,162 and $45,332, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 amounted to $28,072 and $50,996 respectively.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of September 30, 2024, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at September 30, 2024. The note is currently in default.

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

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. The outstanding balance of the note was $34,892 at December 31, 2022. In 2022, CNP Operating purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at September 30, 2024.

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

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the nine months ended September 30, 2024, amortization of debt discount was $95,123. As of September 30, 2024, note payable, net of unamortized discount of $0, was $716,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the nine months ended September 30, 2024, amortization of debt discount was $375,644. As of September 30, 2024, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company. The parties are currently negotiating restructuring terms, including the maturity date of the Ranco Notes.

Future scheduled maturities of long-term debt are as follows:

September 30, 2024
2024	7,504,045
2025	8,772
2026	8,772
2027	8,772
Thereafter	102,127
7,632,488

The aggregate current portion of long-term debt as of September 30, 2024 amounted is $7,504,045, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

For the Nine months ending September 30, 2024 and 2023, the Company incurred $180,000 and $180,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the nine months ended September 30, 2024:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2023	11,988,500	$0.41	4.18
Granted	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2024	11,988,500	$0.41	3.43

Vested and expected to vest at September 30, 2024	11,988,500	$0.41	3.43
Exercisable at September 30, 2024	11,988,500	$0.41	3.43

As of September 30, 2024, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 1,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The Plan expired on December 14, 2016.

As of September 30, 2024, there were no outstanding options.

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

The following is a summary of related liabilities for all non-cancelable operating leases:

	September 30,	December 31,
	2024	2023
Operating leases
Assets
Right of use asset	$1,717,440	$2,159,043

Liabilities
Current portion of right of use liability	$179,148	$822,259
Right of use liability	1,606,735	1,547,410
Total operating lease liabilities	$1,785,883	$2,369,669

Weighted average remaining lease term (years)	2.31	3.06
Weighted average discount rate	10.00%	10.00%

NOTE 8: RELATED PARTY TRANSACTIONS

As of September 30, 2024 and December 31, 2023, there was $501,140 and $501,140, respectively, in amounts due to related parties, including $428,700 due to CSIS. The advances are unsecured, non-interest bearing and due on demand.

During the nine months ended September 30, 2024, the executives of Ranco paid payroll to certain employees totalling $130,167. The payroll was for Ranco employees, and as such, the Company recorded the expense accordingly.  The amounts were paid by the executives themselves and were recognized as contributed capital into the Company.  The amounts are not liable by the Company (Ranco LLC and CFN Enterprises, Inc.) for repayment.

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

In September 2024, the parties reached a settlement in the action.  On October 1, 2024, the parties filed a stipulation requesting that the action, including all cross-claims and counterclaims, be discontinued by the court in its entirety with prejudice.  On October 28, 2024, the court ordered that the action be discontinued with prejudice.

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

Overview

We own and operate a cannabis industry focused sponsored content and marketing business, or the CFN Business, and a white label manufacturing and co-packing business, or the Ranco Business. Our ongoing operations currently consist primarily of the CFN Business and the Ranco Business and we will continue to pursue strategic transactions and opportunities. We are currently in the process of launching an e-commerce network focused on the sale of general wellness CBD products. We also own CNP Operating which is a cannabidiol manufacturer. In the fourth quarter of 2022 and the first quarter of 2023, we took steps to wind down the operations of CNP Operating and focus on the CFN Business and the Ranco Business.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following are the results of our operations for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023:

	Three Months Ended
	September 30,
	2024	2023	Change

Net revenues	$6,771,741	$1,678,571	$5,093,170
Cost of revenue	2,394,994	1,225,536	1,169,458
Gross profit	4,376,747	453,035	3,923,712

Operating expenses:
Selling, general and administrative	2,740,385	1,597,681	1,142,704
Total operating expenses	2,740,385	1,597,681	1,142,704

Profit (loss) from operations	1,636,362	(1,144,646)	2,781,008

Other income (expense):
Interest expense	(663,513)	(765,919)	102,406
Interest income	51	82	(31)
Total other income (expense), net	(663,462)	(765,837)	102,375

Provision for income taxes	-	-	-
Net profit (loss)	$972,900	$(1,910,483)	$2,883,383

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

Revenues increased by $5,093,170 to $6,771,741 for the three months ended September 30, 2024, compared to $1,678,571 in the corresponding fiscal period in 2023.  The increase was primarily due to Ranco’s full integration with the Company, and its ability to acquire inventory and retain new customers in 2024.

During the three months ended September 30, 2024, the Company realized $16,000 of campaign revenue compared to $91,793 in 2023. The decrease was primarily due to a shift in efforts during the period to the Ranco Business.

Our revenue for the period September 30, 2024 and 2023 also included $27,976 and $0 respectively, relating to sales of product from our e-commerce network focused on the sale of general wellness CBD products.

During the three months ended September 30, 2024, CNP Operating was no longer operating nor generating revenue.

During the three months ended September 30, 2024, the Company’s Ranco subsidiary generated revenue of $6.6 million.

Cost of Revenue

The costs of revenue for the CFN Business consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. Cost of revenue also includes products sold, shipping costs and direct labor  in the Ranco Business.

Cost of revenue increased by $1,169,458 to $2,394,994 for the three months ended September 30, 2024, compared to $1,225,536 in the corresponding fiscal period in 2023. The increase was a result of the corresponding increase in Ranco’s revenue.  Ranco’s gross margins increased due to its ability to purchase inventory at lower costs with higher volume.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2024 were higher than those in the corresponding period in 2023 due to increased headcount and more significant operations of Ranco in 2024.

Other Income/Expense

Other income/expenses during the three months ended September 30, 2024 were due to interest expense related to notes payable, which includes amortization of debt discount on Ranco’s notes.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The following are the results of our operations for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023:

	Nine Months Ended
	September 30,
	2024	2023	Change

Net revenues	$16,510,295	$1,943,830	$14,566,465
Cost of revenue	9,424,830	1,449,211	7,975,619
Gross profit	7,085,465	494,619	6,590,846

Operating expenses:
Selling, general and administrative	5,907,128	3,722,829	2,184,299
Total operating expenses	5,907,128	3,722,829	2,184,299

Profit (loss) from operations	1,178,337	(3,228,210)	4,406,547

Other income (expense):
Interest expense	(2,104,548)	(869,420)	(1,235,128)
Gain on property and equipment	-	9,253	(9,253)
Gain on extinguishment of debt	-	13,219	(13,219)
Other income	-	157,502	(157,502)
Interest income	202	238	(36)
Total other income (expense), net	(2,104,346)	(689,208)	(1,415,138)

Provision for income taxes	-	-	-
Net loss	$(926,009)	$(3,917,418)	$2,991,409

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

Revenues increased by $14,566,465 to $16,510,295 for the nine months ended September 30, 2024, compared to $1,943,830 in the corresponding fiscal period in 2023.  The increase was primarily due to the acquisition of Ranco in July 2023, as well as Ranco’s full integration with the Company, and its ability to acquire inventory and retain new customers in 2024.

During the nine months ended September 30, 2024, the Company realized $54,500 of campaign revenue compared to $308,544 in 2023. The decrease was primarily due to a shift in efforts during the period to the Ranco Business.

Our revenue for the period September 30, 2024 and 2023 also included $39,535 and $40,700, respectively, relating to sales of product from our e-commerce network focused on the sale of general wellness CBD products.

During the nine months ended September 30, 2024, CNP was no longer operating nor generating revenue.

During the nine months ended September 30, 2024, the Company’s Ranco subsidiary generated revenue of $16.2 million.

Cost of Revenue

The costs of revenue for the CFN Business consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. Cost of revenue also includes products sold, shipping costs and direct labor  in the Ranco Business.

Cost of revenue increased by $7,975,619 to $9,424,830 for the nine months ended September 30, 2024, compared to $1,449,211 in the corresponding fiscal period in 2023. The increase was primarily due to the Ranco business acquired in July 2023 and a result of the corresponding increase in Ranco’s revenue.  Ranco’s gross margins increased due to its ability to purchase inventory at lower costs with higher volume.

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2024 were higher than those in the corresponding period in 2023 due to the acquisition of Ranco in July 2023, including higher payroll, professional fees and travel.

Other Income/Expense

Other income/expenses during the nine months ended September 30, 2024 were due to interest expense related to notes payable, which includes amortization of debt discount on Ranco’s notes.

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, we had $263,702 in unrestricted cash and $7,632,488 in notes payable.

The Company had a working capital deficit of $14,862,760 and an accumulated deficit of $75,528,870 as of September 30, 2024. The Company also had a net loss of $926,009 for the nine months ended September 30, 2024.

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

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2024:

	Nine Months Ended
	September 30,
	2024	2023
Net cash provided by (used) in operating activities	$312,722	$(3,765,929)
Net cash (used in) provided by investing activities	$(39,300)	$580,160
Net cash (used in) provided by financing activities	$(108,912)	$4,914,538

Net cash provided by operating activities was $312,722 during the nine months ended September 30, 2024, compared to cash used in operating activities of $(3,765,929) during the same period in 2023. The increase in cash provided by operating activities was primarily due to increase of accounts payable and accrued expenses, accounts receivable and inventories and decrease of net loss.

Net cash used in investing activities during the nine months ended September 30, 2024 consisted of the sale and purchase of property and equipment.

Net cash used in financing activities during the nine months ended September 30, 2024 was $(108,912), including the repayment of notes of $239,079, offset by capital contributions of $130,167. Net cash provided by financing activities during the nine months ended September 30, 2023 was $4,914,538, including proceeds from common stock for $350,000 and proceeds from promissory notes for $5,000,000, partially offset by related party repayments of $72,055 and note repayments of $507,517.

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

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of September 30, 2024, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at September 30, 2024. The note is currently in default.

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

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. The outstanding balance of the note was $34,892 at December 31, 2022. In 2022, CNP Operating purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at September 30, 2024.

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

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the nine months ended September 30, 2024, amortization of debt discount was $95,123. As of September 30, 2024, note payable, net of unamortized discount of $0, was $716,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the nine months ended September 30, 2024, amortization of debt discount was $375,644. As of September 30, 2024, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.  The parties are currently negotiating restructuring terms, including the maturity date of the Ranco Notes.

Future scheduled maturities of long-term debt are as follows:

September 30, 2024
2024	7,504,045
2025	8,772
2026	8,772
2027	8,772
Thereafter	102,127
7,632,488

The aggregate current portion of long-term debt as of September 30, 2024 amounted is $7,504,045, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

Other Outstanding Obligations at September 30, 2024

Warrants

As of September 30, 2024, 11,988,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of September 30, 2024, 0 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other outside service providers involved with performing key elements of our disclosure and financial reporting controls. Our current financial condition, has temporarily hindered our ability to file timely reports for this reason. As a result, we have assessed our disclosure controls and controls over financial reporting as not effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In September 2024, the Company and the other parties to the action entitled CAKE Software, Inc. v. Accelerize Inc. n/k/a CFN Enterprises Inc., Index No. 653838/2022, in the Supreme Court of the State of New York, County of New York, reached a settlement.  On October 1, 2024, the parties filed a stipulation requesting that the action, including all cross-claims and counterclaims, be discontinued by the court in its entirety with prejudice.  On October 28, 2024, the court ordered that the action be discontinued with prejudice.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: November 14, 2024	By:	/s/ Brian Ross
Brian Ross
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)