Form 10-K
period 2024-12-31
CFN Enterprises Inc.
filed 2025-04-15
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2024 was $7,381,770.

The number of the registrant’s shares of Common Stock outstanding as of April 15, 2025: 82,210,664

Documents Incorporated by Reference: None

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

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

UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS “CFN”, “CFN ENTERPRISES”, THE “COMPANY”, “WE”, “OUR”, “REGISTRANT”, AND “US” MEANS CFN ENTERPRISES INC. AND ITS CONSOLIDATED SUBSIDIARIES.

CFN ENTERPRISES INC.

2023 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Overview

We own and operate CFN Media (the CFN Business), a digital marketing agency specializing in compliant, turnkey ad campaigns for the global cannabis, hemp and wellness industries, and the Ranco Business, a white label manufacturing and co-packing business for the global cannabis, hemp and wellness industries. Our ongoing operations currently consist primarily of the CFN Business and the Ranco Business and we will continue to pursue strategic transactions and opportunities. We are currently in the process of launching an e-commerce network focused on the sale of general wellness CBD products. We also own CNP Operating which is a cannabidiol manufacturer. In the fourth quarter of 2022 and the first quarter of 2023, the Company took steps to wind down the operations of CNP Operating and focus on the CFN and Ranco Businesses (beginning in July 2023).

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

The CFN Business’ primary expenses come from advertising on platforms like X (f/k/a Twitter) and Facebook and from employee salaries and contractor fees. The CFN Business’ content is primarily produced by a team of freelance writers. Video content is produced through various vendors. The CFN Business also incurs hosting and development costs associated with maintaining and improving its website, web applications, and mobile applications. The CFN Business operates several media platforms, including CannabisFN.com, CFNMediaNews.com, and other venues. These properties are designed to educate and inform investors interested in the cannabis industry, as well as provide a platform for the clients of the CFN Business to reach investors. The CFN Business distributes content across numerous online platforms, including the CannabisFN.com website, press releases, financial news syndicates, search engines, YouTube, iTunes, Instagram, X (f/k/a Twitter), Facebook, LinkedIn, and others.

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

Employees

As of December 31, 2024, we had 22 full-time employees, including all of our executive officers. However, this figure does not include independent contractors that are utilized. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

Our resources are limited. Our working capital deficit at December 31, 2024 and 2023 amounted to $19.2 million and $14.4 million, respectively. As we implement our growth strategy, poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase as we continue to develop and implement our products and services. Our capital requirements may vary materially from those currently planned if, for example, we incur unforeseen capital expenditures, incur unforeseen operating expenses, or make investments to maintain our competitive position. If this is the case, we may have to delay or abandon some or all of our development plans or otherwise forego market opportunities. We will need to generate significant revenues to be profitable in the future, and we may not generate sufficient revenues to be profitable on either a quarterly or annual basis in the future.

We have a history of losses.

We have a history of losses and negative cash flows from operations. We had a net loss from continuing operations of approximately $4.3 million in 2024 and a net loss of approximately $15.2 million in 2023. Our operations have been financed primarily through proceeds from the issuance of equity, borrowing money through the issuance of promissory notes and use of a credit facility. We may continue to incur losses in the future.

We have substantial indebtedness and obligations to pay interest.

We currently have, and will likely continue to have, a substantial amount of indebtedness and obligations to pay interest from our preferred stock. Our indebtedness and interest obligations could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt and preferred stock or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2024 we had total debt outstanding of $7,630,295, of which $7,510,624 was short term. As of December 31, 2024, we had 500 shares of Series A Preferred, Stock, each with a stated value of $1,000 per share which bears interest at 12% per annum, and 3,000 shares of Series B Preferred Stock, each with a stated value of $1,000 per share which bears interest at 6% per annum.

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

Our independent registered public accounting firm has expressed in its report to our 2024 audited consolidated financial statements a substantial doubt about our ability to continue as a going concern.

We have not generated sufficient revenues from our operations to fund our activities and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain the necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has expressed in its auditors’ report on the consolidated financial statements for December 31, 2024, a substantial doubt regarding our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. If we cannot continue as a going concern, our stockholders may lose their entire investment in the common stock.

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

Adverse macroeconomic and geopolitical conditions, including trade policies and tariffs, may have a material adverse effect on the Company’s business, results of operations and financial condition.

Challenging macroeconomic conditions, including as a result of geopolitical events, changes to international trade policies, public health crises, disruptions in global supply chains, and changes in inflation and interest rates, may negatively impact our costs from our suppliers and consumer demand for our products, as well as sales cycles, and in turn may materially affect the Company’s business, results of operations and financial condition. Such economic factors and uncertainties are beyond the Company’s control and the Company has no comparative advantage in forecasting their effects.

The U.S. has established free trade laws and regulations that set certain duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where our supplies may be sourced could have a material adverse effect on our business and financial results. In recent years, the U.S. and Chinese governments have imposed a series of significant incremental retaliatory tariffs to certain imported products. Further, the U.S. administration recently has begun to enact additional or enhanced tariffs in various jurisdictions relevant to our business. Implementation of tariffs or other restrictive trade measures by the United States and potentially reciprocally by other countries subject to such to tariffs remains highly uncertain. If the actual and potential tariffs and reciprocal tariffs are implemented as currently proposed, our results of operations could be materially negatively impacted, both directly and indirectly through negative effects to our supply chain, as a result of increased costs, decreased demand and other adverse economic impacts, and we may not be able to successfully mitigate or offset such impacts. Depending upon their implementation and duration, as well as our ability to mitigate their impact, these tariffs and any other future regulatory actions implemented on a broader range of products or raw materials could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, reduced sales and disruption in our supply chain. Furthermore, additional trade restrictions could be adopted with little to no advance notice, and we may not be able to effectively mitigate the adverse impacts from such measures, which could further increase the cost of our products, disrupt our supply chain and impair our ability to effectively operate and compete in the countries where we do business. The Company is closely monitoring this evolving situation but there can be no assurance that the Company will be able to mitigate the impacts of any trade measures, which could be material to the Company’s business operations or harm the Company’s competitive position.

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

CBD products are a competitive and rapidly evolving market. There are numerous competitors in the industry, some of whom are more well-established with longer operating histories and greater financial resources than we have. We expect competition in the CBD industry to continue to intensify. We believe we will be able to compete effectively because of the quality of our products and customer service. However, there can be no assurance that we will effectively compete with existing or future competitors. Increased competition may also drive the prices of our products down, which may have a material adverse effect on our results of operations in future periods.

Given the rapid changes affecting the global, national and regional economies generally, and the CBD industry specifically, we may experience difficulties in establishing and maintaining a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any changes in such markets, especially legal and regulatory changes. Our success will depend on our ability to respond to, among other things, changes in the economy, market conditions and competitive pressures. Any failure to anticipate or respond adequately to such changes could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, 11,988,500 shares of Common Stock were issuable pursuant to the exercise of warrants.

These securities represent, as of December 31, 2024, approximately 14.6% of our Common Stock on a fully diluted, as exercised basis. In addition, our preferred stock is convertible into shares of our common stock at a conversion price to be mutually determined between us and the holders in the future, and could result in the issuance of a significant number of shares of common stock. The exercise of any of these options or warrants, both of which have fixed prices, or conversion of our preferred stock, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

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

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. IT leadership reports to our CEO and CFO to manage the risk assessment and mitigation process. We monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. We promote a company-wide culture of cybersecurity risk management. This ensures that the senior management are kept abreast of the cybersecurity posture and potential risks faced by the Company. We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended December 31, 2024.

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

On July 1, 2019, CNP Operating entered into a Lease Agreement with Blair Investments, LLC for the lease of commercial office and manufacturing space in Centennial, Colorado. The lease commenced on July 1, 2019 for a period of four years at a rate of $16,025. The lease increases $0.50 per square foot per year for the duration of the lease. The lease was terminated at the end of its term.

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

In connection with the Ranco acquisition, the Company agreed to assume the Seller’s lease for property related to the Purchased Assets in Los Angeles, California, consisting of approximately 46,000 square feet of space. The Ranco operating lease agreement commenced on July 1, 2022 and expires on July 31, 2027. The lease requires monthly base rent payments of $49,782 and required a security deposit of $297,269. Initially, the Company was only paying the $49,782 monthly base rent until the landlord vacated the other half of the space on May 1, 2024, at which point the Company took over the entire premises and the lease rental increased to $96,634 per month.

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

Stockholders

As of December 31, 2024, there were 171 stockholders of record of our Common Stock.

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

Ranco performs services including white label manufacturing and co-packing for customers. Customers will drop off their product and the Company will perform the services via their employees and contractors. Ranco will also order products that are manufactured overseas, such as custom boxes, packaging and hardware. These products are generally shipped from overseas to the customer. Lastly, Ranco provides certain shipping and third-party logistics services for customers.

Results of Operations

The following are the results of our operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023:

	Year Ended
	December 31,
	2024	2023	Change

Net revenues	$20,216,634	$3,537,632	$16,679,002
Cost of revenue	14,929,724	3,022,942	11,906,782
Gross profit	5,286,910	514,690	4,772,220

Operating expenses:
Impairment expense	-	8,676,430	(8,676,430)
Selling, general and administrative	7,756,082	5,630,794	2,125,288
Total operating expenses	7,756,082	14,307,224	(6,551,142)

Loss from operations	(2,469,172)	(13,792,534)	11,323,362

Other income (expense):
Interest expense	(2,159,443)	(1,631,564)	(527,879)
Gain on property and equipment	-	9,253	(9,253)
Gain on extinguishment of debt	89,051	48,112	40,939
Other income	250,000	179,650	70,350
Interest income	202	321	(119)
Total other expense	(1,820,190)	(1,394,228)	(425,962)

Provision for income taxes	-	-	-
Net loss	$(4,289,362)	$(15,186,762)	$10,897,400

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

During the year ended December 31, 2024, the CFN Business realized $273,167 of campaign revenue compared to $398,811 for the same period in the prior year. Our revenue for 2024 and 2023 also included $48,185 and $48,996, respectively, relating to sales of product from our e-commerce network focused on the sale of general wellness CBD products for the years ended December 31, 2024 and 2023.

In 2024, CNP Operating was no longer operating nor generating revenue.

During the year ended December 31, 2024, the Company’s Ranco subsidiary generated revenue of $19.9 million, compared to revenue of  $3.1 million  in the year ended December 31, 2023 after its acquisition in July 2023.

Costs of Revenue

The costs of revenue for the CFN Business consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. Cost of revenue also includes products sold, shipping costs and direct labor in the Ranco Business.

The Company’s cost of revenue for the year ended December 31, 2024 were higher than those in the corresponding year in 2023 due to Ranco’s inventory purchasing activities for a full year 2024 as compared to its results after the July 2023 acquisition.

Operating Expenses

The Company’s selling, general and administrative expenses were $7.7 million in 2024 as compared to $5.6 million.  The increase was primarily attributable to full year operations of Ranco, including personnel, rent, legal and professional fees, insurance and other expenses incurred to run the business.  In 2023, the Company wrote off $8.7 million in goodwill.

Other Income (Expense)

Other expense was $1.8 million in 2024 compared to $1.3 million in 2023. In 2024, other expense was primarily driven by $2.1 million in interest due to the Company’s notes and amortization of debt discount, partially offset by $250,000 in other income from settlement of our litigation with Constellation and gain on extinguishment of debt of $89,051. In 2023, other expense was primarily driven by $1.6 million in interest due to the Company’s notes and amortization of debt discount, partially offset by $179,650 in other income from payroll tax credits.

Liquidity and Capital Resources

As of December 31, 2024, we had $373,834 in unrestricted cash and $7,630,295 in notes payable.

The Company had a working capital deficit of $19,240,445 and an accumulated deficit of $78,952,223 as of December 31, 2024.  The Company also had a net loss of $4,289,362 for the year ended December 31, 2024.

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

The following is a summary of our cash flows from operating, investing and financing activities for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Net cash provided by (used) in operating activities	$442,786	$(4,978,948)
Net cash (used in) provided by investing activities	$(57,039)	$580,160
Net cash (used in) provided by financing activities	$(111,105)	$4,465,378

Net cash provided by operating activities was $442,786 during the year ended December 31, 2024, compared to net cash used in operating activities of $4,978,948 during the same period in 2023. The increase in cash provided by operating activities was primarily driven by a lower net loss in 2024 and cash provided by operating assets and liabilities, primarily the increase of accounts payable and accrued liabilities in 2024 related to the Ranco acquisition.

Net cash used in investing activities was $57,039 during the year ended December 31, 2024, compared with cash provided by investing activities of $580,160 during the same period in 2023. In 2024, net cash used in investing activities was due to purchase of property and equipment. In 2023, cash provided in investing activities was due to Ranco cash acquired and sale of assets held for sale.

Net cash used in financing activities was $111,105 for the year ended December 31, 2024 including the repayment of notes of $241,272, offset by capital contributions of $130,167. In 2023, net cash provided by financing activities was $4,465,376 for the year ended December 31, 2023, included proceeds from the sale of common stock for $350,000, contributed capital of $150,144, promissory notes of $5,000,000 and payment of notes payable of $1,032,647.

Description of Indebtedness

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. In May 2021, the Company and the holder of the promissory note reached an agreement to extend the maturity date of the note from September 30, 2022 to September 30, 2024. In connection with the extension, the Company issued 160,000 shares of its common stock to the noteholder in lieu of $40,000 of interest accrued and accruing on the promissory note through December 31, 2022. In 2022, the maturity date was extended to 2024.  In April 2025, the Company and the holder of the promissory note reached an agreement to extend the maturity date of the note until December 31, 2027. In connection with the extension, the Company issued 600,000 shares of its common stock to the noteholder in consideration of the extension and in lieu of $60,000 of interest accrued on the promissory note through March 31, 2025.

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants were exercised on June 30, 2021 and the Company received $50,000. The note was discounted by $17,624 allocated from the valuation of the warrants issued. The discount recorded on the note is being amortized as interest expense through the maturity date. As of December 31, 2024, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at December 31, 2024.  The note is currently in default.

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

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. The outstanding balance of the note was $34,892 at December 31, 2022. In 2022, CNP purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at December 31, 2024.

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note for the repayment of the amount borrowed. The promissory note is unsecured, has a maturity date of December 31, 2024 and all principal is due upon maturity. The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly commencing on December 1, 2021. The promissory note contains customary events of default permitting acceleration of repayment for nonpayment of amounts due, a bankruptcy related proceeding, breach of representations or covenants, sale of substantially all assets, and change of control.  The outstanding balance of the note was $250,000 at December 31, 2024. The note is in default.

On May 11, 2022, the Company’s subsidiary, CFN Real Estate II, LLC, entered into a promissory note with a lender for the repayment of $500,000 in connection with the $500,000 refinancing of the Company’s property located in Wray, Colorado. The company received the proceeds from the refinancing on May 16, 2022. Accrued interest at the rate of 12% is payable monthly commencing on June 15, 2022, and the principal of the promissory note is payable upon maturity on June 15, 2024. The lender received a security interest in the property and equipment contained therein as collateral for the promissory note.  The promissory note contains customary events of default and other conditions. Upon the Company’s sale of the property in April 2023, the note was fully repaid.

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000. The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest. Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the year ended December 31, 2024, amortization of debt discount was $95,123. As of December 31, 2023, note payable, net of unamortized discount of $0, was $716,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000. The notes are unsecured and have a maturity date 15 months following their issuance. In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the year ended December 31, 2024, amortization of debt discount was $375,644. As of December 31, 2024, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”). The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.  As of the issuance date of these financial statements, the Company is currently in negotiations with the lenders for an extension of the Ranco Notes.

Future scheduled maturities of long-term debt are as follows:

December 31, 2024
2025	7,510,624
2026	8,772
2027	8,772
2028	8,772
Thereafter	93,355
7,630,295

The aggregate current portion of long-term debt as of December 31, 2024 amounted is $7,510,624, which represents the contractual principal payments due in the next 12 month period as well as any notes in default.

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

Other outstanding obligations at December 31, 2024

Warrants

As of December 31, 2024, 11,988,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of December 31, 2024, no shares of our common stock are issuable pursuant to the exercise of options.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2024 (the end of the period covered by this report).

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002 and the related rule of the SEC, management assessed the effectiveness of our internal control over financial reporting using the Internal Control-Integrated Framework (2013) developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, in order to remediate the segregation of duties and other deficiencies, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other service providers involved with performing key elements of our disclosure and financial reporting controls. As a result, we have assessed our disclosure controls and controls over financial reporting as ineffective.

Item 9B. Other Information

Given the timing of the events, the following information is included in this Form 10-K pursuant to Item 3.02 “Unregistered Sales of Equity Securities” in lieu of filing a Form 8-K.

On April 10, 2025, the Company and the holder of the $500,000 promissory note dated September 10, 2019 reached an agreement to extend the maturity date of the note until December 31, 2027. In connection with the extension, the Company issued 600,000 shares of its common stock to the noteholder in consideration of the extension and in lieu of $60,000 of interest accrued on the promissory note through March 31, 2025. The shares were issued under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as not involving a public offering.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and principal position of our executive officers and directors as of December 31, 2024:

Name	Age	Position
Brian Ross	50	Chairman of the Board, President, Chief Executive Officer
Mario Marsillo, Jr.	56	Director, Chief Investment Officer
Allen Park	38	Chief Operating Officer and Controller
Anness Ziadeh	34	Chief Sales and Marketing Officer
Rami Abi	37	Chief Strategy Officer

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

Mario Marsillo Jr. Mr. Marsillo has been a director since April 2014, our Director of Corp Development since August 1, 2019 until August 2021, and our Chief Investment Officer since August 2021. Mr. Marsillo was until June 30, 2019 the Managing Director of Private Equity for Network 1 Financial Securities Inc., or Network 1, a New Jersey based FINRA member firm offering a wide array of investment banking services and has been with Network 1 since 2010. Prior to his association with Network 1, Mr. Marsillo acquired Skyebanc, Inc., a registered broker dealer, with a specialty towards private equity, and served as its Vice President of Private Equity and Business Development. Mr. Marsillo held the Series 7, 63 79, and 24 FINRA qualifying examinations. Mr. Marsillo attended the City University of New York.

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

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)[1]		($)

Brian Ross, (1)	2024	$260,000	-	-	-	-	-	-	-	$260,000
Chief Executive Officer	2023	$139,700	-	-	-	-	-	-	-	$139,700

Mario Marsillo, (1)	2024	$252,000	-	-	-	-	-	-	-	$252,000
Chief Investment Officer	2023	$136,783	-	-	-	-	-	-	-	$136,783

Allen Park, (1)	2024	$-	-	-	-	-	-	-	-	$-
Chief Operating Officer	2023	$-	-	-	-	-	-	-	-	$-

Anness Ziadeh (1)	2024	$-	-	-	-	-	-	-	-	$-
Chief Sales and Marketing Officer	2023	$-	-	-	-	-	-	-	-	$-

Rami Abi (1)	2024	$-	-	-	-	-	-	-	-	$-
Chief Strategy Officer	2023	$-	-	-	-	-	-	-	-	$-

(1)For the years ended December 31, 2024 and 2023, Mr. Ross and Mr. Marsillo deferred a portion of their salaries.  For the year ended December 31, 2024, Mr. Park, Mr. Ziadeh and Mr. Abi deferred their entire salary.

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

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

There was no separate director’s compensation paid during the year ended December 31, 2024. Mr. Ross and Mr. Marsillo, Jr. are compensated as our officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

As of December 31, 2024, we had 82,210,664 shares of our Common Stock issued and outstanding. The following, table sets forth information regarding the beneficial ownership of our Common Stock as of April 15, 2025 (82,210,664 shares outstanding as of April 15, 2025) by:

●	each person known by us to be the beneficial owner of more than 5% of our Common Stock;

●	our directors;

●	each of our executive officers named in the compensation tables in Item 11; and

●	all of our executive officers and directors as a group.

Except as set forth below, the address of each beneficial owner is c/o CFN Enterprises, Inc., 600 E. 8th Street, Whitefish, Montana, 59937.

	Common Stock
	No. of Shares	% of Class
Brian Ross (1)	658,144	0.8%
Mario Marsillo Jr.	91,982	0.1%
Isaac Shehebar (2)	10,401,847	12.7%
Emerging Growth LLC (3)	4,556,667	5.5%
Anthony Zingarelli (4)	6,047,600	7.3%
Allen Park	17,129,412	20.8%
Rami Abi	10,170,568	12.4%
Aness Ziadeh	5,700,000	6.9%
All current officers and directors as a group (5 persons)	33,570,106	40.8%

(1)	Includes 1,000 warrants vested held by Mr. Ross’ spouse. Mr. Ross disclaims beneficial ownership of the 1,000 warrants vested except to the extent of his pecuniary interest therein.

(2)	Includes 3,338,000 warrants to purchase common stock. The address of Mr. Shehebar is 1407 Broadway, Suite 503, New York, NY 10018.

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of RBSM LLP, our independent registered public accounting firm billed for each of the last two fiscal years for audit services and other services:

	December 31,	December 31,
Fee Category	2024	2023
Audit Fees (1)	$181,000	$188,500
Tax Services	14,000	14,000
	$195,000	$202,500

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

10.23	Lease Agreement dated June 29, 2022 between 2025 Long Beach Ave., LLC and RAN CoPacking Solutions LLC (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 11, 2024).

23.1**	Consent of RBSM LLP.

31.1**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

101.1**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Deficit, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

Date: April 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Brian Ross	Chairman of the Board, President and	April 15, 2025
Brian Ross	Chief Executive Officer (Principal executive officer, principal financial officer and principal accounting officer)

By: /s/ Mario Marsillo Jr.	Director and Chief Investment Officer	April 15, 2025
Mario Marsillo Jr.

CFN ENTERPRISES INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024 and 2023

Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedules are included on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CFN Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CFN Enterprises, Inc. and Subsidiary (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of income, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
Dated: April 15, 2025 PCAOB ID: 587

CFN ENTERPSISES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$373,834	$78,744
Restricted cash	-	20,448
Accounts receivable, net	1,525,937	942,248
Inventory	3,376,189	1,796,227
Total current assets	5,275,960	2,837,667
Property and equipment, net	174,410	156,343
Right of use asset	2,915,688	2,159,043
Deposits	297,269	297,269
Other assets	8,810	8,910
Total assets	$8,672,137	$5,459,232

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,501,799	$3,018,531
Accrued liabilities	6,594,724	3,828,063
Due to related party	501,140	501,140
Deferred revenue	115,000	484,212
Current portion of notes payable	7,510,624	7,272,357
Due to seller	1,000,000	1,000,000
Contingent consideration	208,000	208,000
Current portion of right of use liability	1,085,118	822,259
Current liabilities of discontinued operations	-	79,823
Total current liabilities	24,516,405	17,214,385
Right of use liability	1,866,262	1,547,410
Long-term note payable, net of current portion and discounts	119,671	128,443
Total liabilities	26,502,338	18,890,238

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of December 31, 2024 and 2023	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of December 31, 2024 and 2023	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 82,210,664 shares issued and outstanding as of December 31, 2024 and 2023	82,210	82,210
Additional paid-in capital	61,039,808	60,909,641
Accumulated deficit	(78,952,223)	(74,422,861)
Total stockholders' deficit	(17,830,201)	(13,431,006)
Total liabilities and stockholders' deficit	$8,672,137	$5,459,232

See accompanying notes to the consolidated financial statements.

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2024	2023
Net revenues	$20,216,634	$3,537,632
Cost of revenue	14,929,724	3,022,942
Gross income	5,286,910	514,690

Operating expenses:
Impairment	-	8,676,430
Selling, general and administrative	7,756,082	5,630,794
Total operating expenses	7,756,082	14,307,224

Loss from operations	(2,469,172)	(13,792,534)

Other income (expense):
Interest expense	(2,159,443)	(1,631,564)
Gain on property and equipment	-	9,253
Gain on extinguishment of debt	89,051	48,112
Other income	250,000	179,650
Interest income	202	321
Total other expense, net	(1,820,190)	(1,394,228)

Provision for income taxes	-	-
Net loss	$(4,289,362)	$(15,186,762)
Preferred stock interest	240,000	240,000
Net loss available to common shareholders	$(4,529,362)	$(15,426,762)

Net loss per common share - basic and diluted	$(0.06)	$(0.25)
Weighted average common shares outstanding - basic and diluted	82,210,664	61,232,637

See accompanying notes to the consolidated financial statements.

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31,2022	500	$1	3,000	$3	37,690,664	$37,690	$49,786,056	$(58,996,099)	$(9,172,349)
Issuance of common stock for cash	-	-	-	-	2,400,000	2,400	597,600	-	600,000
Conversion of accrued preferred stock interest into shares	-	-	-	-	2,120,000	2120	447,880	-	450,000
Issuance of common stock pursuant to business combination	-	-	-	-	40,000,000	40,000	7,960,000	-	8,000,000
Stock compensation expense	-	-	-	-	-	-	1,156,100	-	1,156,100
Warrants issued with promissory notes	-	-	-	-	-	-	811,861	-	811,861
Contributed capital	-	-	-	-	-	-	150,144	-	150,144
Preferred stock interest	-	-	-	-	-	-	-	(240,000)	(240,000)
Net loss	-	-	-	-	-	-	-	(15,186,762)	(15,186,762)
Balance at December 31,2023	500	1	3,000	3	82,210,664	82,210	60,909,641	(74,422,861)	(13,431,006)
Contributed capital	-	-	-	-	-	-	130,167	-	130,167
Preferred stock interest	-	-	-	-	-	-	-	(240,000)	(240,000)
Net loss	-	-	-	-	-	-	-	(4,289,362)	(4,289,362)
Balance at December 31,2024	500	$1	3,000	$3	82,210,664	$82,210	$61,039,808	$(78,952,223)	$(17,830,201)

See accompanying notes to the consolidated financial statements.

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,289,362)	$(15,186,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,972	59,427
Amortization of right of use asset	(756,645)	411,200
Impairment of goodwill	-	8,676,430
Bad debt expense	1,396,210	356,349
Amortization of debt discount	470,767	178,721
Stock compensation expense	-	1,156,100
Gain on property and equipment	-	(9,253)
Gain on extinguishment of debt	(89,051)	(48,112)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,979,899)	(1,095,012)
Inventory	(1,579,962)	(1,796,227)
Prepaid expenses and other assets	100	37,856
Accounts payable and accrued expenses	7,019,157	2,355,008
Deferred revenue	(369,212)	473,234
Payments made in advance of securities date	-	32,500
Right of use liability, net	581,711	(580,407)
Net cash provided by (used in) operating activities	442,786	(4,978,948)
Cash flows from investing activities:
Cash acquired pursuant to business combination	-	134,060
Sale of assets held for sale	-	608,300
Purchase of property and equipment, net	(57,039)	(162,200)
Net cash (used in) provided by investing activities	(57,039)	580,160
Cash flows from financing activities:
Net advances from related parties	-	(2,119)
Proceeds from promissory notes	-	5,000,000
Repayments of notes	(241,272)	(1,032,647)
Contributed capital	130,167	150,144
Proceeds from sale of common stock	-	350,000
Net cash (used in) provided by financing activities	(111,105)	4,465,378
Net change in cash and cash equivalents	274,642	66,590
Cash and restricted cash at beginning of year	99,192	32,602
Cash and restricted cash at end of year	$373,834	$99,192

Reconciliation of cash and restricted cash:
Cash at beginning of period	$78,744	$12,474
Restricted cash at beginning of year	20,448	20,128
Cash and restricted cash at beginning of year	$99,192	$32,602

Cash at end of period	$373,834	$78,744
Restricted cash at end of year	-	20,448
Cash and restricted cash at end of year	$373,834	$99,192

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$285,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock pursuant to business combination	$-	$8,000,000
Due to seller and contingent consideration pursuant to business combination	$-	$1,208,000
Conversion of accrued preferred stock interest into shares	$-	$450,000
Right of use asset and liability	$1,345,841	$187,863
Warrants issued with promissory notes	$-	$811,861
Accrual of preferred stock interest	$240,000	$240,000

See accompanying notes to the consolidated financial statements.

CFN ENTERPRISES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Organization

CFN Enterprises Inc., formerly known as Accelerize Inc., or “the Company”, is a Delaware corporation incorporated on November 22, 2005. Effective October 22, 2019, the Company filed a certificate of amendment to its certificate of incorporation with the Secretary of State of the State of Delaware to change its corporate name to CFN Enterprises Inc.

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

The Company had a working capital deficit of $19,240,445 and an accumulated deficit of $78,952,223 as of December 31, 2024. The Company also had a net loss of $4,289,362 for the year ended December 31, 2024.

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries CNP Operating, CNP of Wyoming, LLC and Ranco, LLC. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. As of December 31, 2024 and 2023, the Company had restricted cash balances of $0 and $20,448, respectively, included as a component of total cash and restricted cash as presented on the accompanying consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables are due from sales billed to customers. Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of December 31, 2024 and 2023 amounted to $1,964,327 and $796,251, respectively.  During the years ended December 31, 2024 and 2023, the Company recognized $1,396,210 and $356,349, respectively, in bad debt expense.

Inventory

The Company’s inventory consists of finished goods acquired for its Ranco business.  As of December 31, 2024 and 2023, all inventory consisted of disposable nicotine-based inhalable vaporizer products purchased from overseas.  The inventory is valued at the lower of cost (specific identification) or estimated net realizable value. As of December 31, 2024, the Company valued the inventory at $3,376,189.

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

Concentrations

The Company had one customer which accounted for 55% of accounts receivable as of December 31, 2024. During the year ended December 31, 2024, three customers accounted for 65% of the Company’s revenues. The Company may be negatively affected by the loss of one of these customers.

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

Lastly, the Company provides certain shipping and third-party logistics services for customers. Once the products have arrived from overseas to the Company’s warehouse, the Company has satisfied its performance obligations which was the underlying shipping and logistics services. Revenue is recognized at this point in time.

Disaggregation of Revenue

The following is a disaggregation of revenue for the year ended December 31, 2024 and 2023 respectively:

	Year Ended
	December 31,
	2024	2023
Services (CFN and Ranco services)	$3,908,382	$1,450,850
Products	13,248,239	1,158,676
Shipping and logistics	3,060,013	928,106
	$20,216,634	$3,537,632

Contract Liabilities

In some instances, customers provide payment before the Company has satisfied its performance obligations.  These amounts are recorded to deferred revenue. As of December 31, 2024 and 2023, the Company recorded $115,000 and $484,212, respectively in deferred revenue.

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

As of December 31, 2024, there was no impairment. As of December 31, 2023, the Company examined the projected undiscounted cash flows of its Ranco reporting unit and determined to record an impairment loss of $8,676,430.

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

The Company utilized a probability weighted scenario based on the earnout provisions above and determined the fair value of the contingent consideration was $208,000, which is a Level 3 financial instrument  There was no change to the fair value for the contingent consideration for the year ended December 31, 2024.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses relating to continuing operations for the year ended December 31, 2024 and 2023 amounted to $189,259 and $59,140, respectively.

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

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of December 31, 2024 and 2023, the Company had no outstanding stock options, 11,988,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Total fair value of the purchase price consideration as of July 1, 2023 was determined as follows:

Cash (due to seller)	$1,000,000
Common stock	8,000,000
Contingent consideration	208,000
Purchase price consideration	$9,208,000

On July 1, 2023, the Company issued 40,000,000 shares of common stock pursuant to the Asset Purchase Agreement for a fair value of $8,000,000, or $0.20 per share.

Pursuant to the Asset Purchase Agreement, the Company owes the Seller $1,000,000 in cash consideration. The amount was recorded as a due to seller liability on the consolidated balance sheet. As of December 31, 2024, no payments were made.

In accordance with the Earn Out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of $208,000 based on the fair value of the shares at the acquisition date and probabilities of the respective Earn Out terms. There was no change in fair value of the contingent consideration at December 31, 2024.

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

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes. As of December 31, 2023, the Company examined the projected undiscounted cash flows of its Ranco reporting unit and determined to record a full impairment of the goodwill of $8,676,430. As of December 31, 2024, there was no impairment.

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

Year Ended December 31 2023
Net revenues	$5,731,373
Net loss	$(15,462,141)
Net loss per common share	$(0.25)

NOTE 4: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consist of the following:

	December 31,
	2024	2023
Machinery & equipment	$94,830	$50,000
Furniture and equipment and leasehold improvements	14,773	14,773
Tradeshow booth	174,409	162,200
	284,012	226,973
Less: Accumulated depreciation	(109,602)	(70,630)
	$174,410	$156,343

Depreciation expense for the years ended December 31, 2024 and 2023 amounted to $38,972 and $59,428, respectively.

NOTE 5: NOTE PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum.  Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019.  In May 2021, the Company and the holder of the promissory note reached an agreement to extend the maturity date of the note from September 30, 2022 to September 30, 2024.  In connection with the extension, the Company issued 160,000 shares of its common stock to the noteholder in lieu of $40,000 of interest accrued and accruing on the promissory note through December 31, 2022. In 2022, the maturity date was extended to 2024.  In April 2025, the Company and the holder of the promissory note reached an agreement to extend the maturity date of the note until December 31, 2027. In connection with the extension, the Company issued 600,000 shares of its common stock to the noteholder in consideration of the extension and in lieu of $60,000 of interest accrued on the promissory note through March 31, 2025.

In connection with the promissory note on September 10, 2019, the Company issued warrants to purchase 33,333 shares of the Company’s common stock at an exercise price of $1.50 per share.  The warrants were exercised on June 30, 2021 and the Company received $50,000.  The note was discounted by $17,624 allocated from the valuation of the warrants issued.  The discount recorded on the note is being amortized as interest expense through the maturity date.  As of December 31, 2024, the net book value of the promissory note amounted to $500,000, including the principal amount of $50,000 which was fully amortized.

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

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum.  The outstanding balance of the note was $302,489 at December 31, 2024.  The note is currently in default.

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

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate.  The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025.  Imputed interest was not material.  The outstanding balance of the note was $34,892 at December 31, 2022. In 2022, CNP purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at December 31, 2024.

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note for the repayment of the amount borrowed.  The promissory note is unsecured, has a maturity date of December 31, 2024 and all principal is due upon maturity.  The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly commencing on December 1, 2021.  The promissory note contains customary events of default permitting acceleration of repayment for nonpayment of amounts due, a bankruptcy related proceeding, breach of representations or covenants, sale of substantially all assets, and change of control.  The outstanding balance of the note was $250,000 at December 31, 2024.

On May 11, 2022, the Company’s subsidiary, CFN Real Estate II, LLC, entered into a promissory note with a lender for the repayment of $500,000 in connection with the $500,000 refinancing of the Company’s property located in Wray, Colorado.  The company received the proceeds from the refinancing on May 16, 2022.  Accrued interest at the rate of 12% is payable monthly commencing on June 15, 2022, and the principal of the promissory note is payable upon maturity on June 15, 2024.  The lender received a security interest in the property and equipment contained therein as collateral for the promissory note.  The promissory note contains customary events of default and other conditions. Upon the Company’s sale of the property in April 2023, the note was fully repaid.

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000. The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share.  The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes.  During the year ended December 31, 2024, amortization of debt discount was $95,123.  As of December 31, 2024, note payable, net of unamortized discount of $0, was $716,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000. The notes are unsecured and have a maturity date 15 months following their issuance.  In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share.  The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes.  During the year ended December 31, 2024, amortization of debt discount was $375,644.  As of December 31, 2024, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000.  The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future scheduled maturities of long-term debt are as follows:

December 31, 2024
2025	7,510,624
2026	8,772
2027	8,772
2028	8,772
Thereafter	93,355
7,630,295

The aggregate current portion of long-term debt as of December 31, 2024 amounted is $7,510,624, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

As of December 31, 2024 and 2023, there were no payments made in advance of the securities date.

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

For the year ended December 31, 2024 and 2023, the Company incurred $240,000 and $240,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the years ended December 31, 2024 and 2023:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2023	11,988,500	$0.41	4.18
Granted	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2024	11,988,500	$0.41	3.18

Vested and expected to vest at December 31, 2024	11,988,500	$0.41	3.18
Exercisable at December 31, 2024	11,988,500	$0.41	3.18

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

In connection with the May 2023 notes (see Note 5), the Company issued 1,150,000 warrants to purchase common stock. The warrants have an exercise price of $0.25 per share, are immediately exercisable and have a term of 5 years. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the year ended December 31, 2024, amortization of debt discount was $95,123.

In connection with the July 2023 notes (see Note 5), the Company issued 3,850,000 warrants to purchase common stock. The warrants have an exercise price of $0.25 per share, are immediately exercisable and have a term of 5 years. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the year ended December 31, 2024, amortization of debt discount was $375,644.

As of December 31, 2024, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

NOTE 7: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations

During May 2019, the Company decided to discontinue most of its operating activities pursuant to the Asset Purchase Agreement entered into with CAKE Software, Inc. (see Note 1).

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2024 and 2023, and consist of the following:

	December 31,
	2024	2023
Current liabilities of discontinued operations
Accounts payable and accrued expenses	$-	$79,823
Total current liabilities of discontinued operations	$-	$79,823

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations.  There were no results of operations pertaining to discontinued operations for the years ended December 31, 2024 and 2023.

NOTE 8: INCOME TAXES

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Years Ended
	December 31,
	2024	2023
Statutory federal rate	21%	21%
State income taxes net of federal income tax benefit	5.53	5.53
Change in valuation allowance	(26.53)	(26.53)
Effective income tax rate	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$8,368,866	$7,667,576
Allowance for bad debts	521,136	211,245
Depreciation and amortization	4,799,933	5,174,871
Deferred salaries	1,027,120	657,232
Total deferred tax assets	14,717,055	13,710,926
Change in valuation allowance	(14,717,055)	(13,710,926)
Effective income tax rate	$-	$-

At December 31, 2024, the Company had available net operating loss carryforwards of approximately $31.5 million that may be applied against future taxable income, of which $4.8 million will expire in 2037 and its balances have no expiration date but can be used only up to 80% of taxable income subject to certain limitations. The Company has a deferred tax asset arising substantially from the benefits of such net operating loss deduction and has recorded a valuation allowance for the full amount of this deferred tax asset since it is more likely than not that some or all of the deferred tax asset may not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and various states and is subject to income tax examinations by federal and state tax authorities for tax years ended 2021 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. As of December 31, 2024, the Company has no accrued interest or penalties related to uncertain tax positions.

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

In connection with the Ranco acquisition, the Company agreed to assume the Seller’s lease for property related to the Purchased Assets in Los Angeles, California, consisting of approximately 46,000 square feet of space.  The Ranco operating lease agreement commenced on July 1, 2022 and expires on July 31, 2027.  The lease requires monthly base rent payments of $49,782 and required a security deposit of $297,269.  Upon the Ranco acquisition, the Company recognized a right of use asset of $2,270,059 and right of use liability of $1,760,485.  Furthermore, the Company acquired the existing security deposit of $297,269. In 2023, the Company recognized a right of use asset of $1,993,847 and right of use liability of $ 2,031,541. Initially, the Company was only paying the $49,782 monthly base rent until the landlord vacated the other half of the space on May 1, 2024, at which point the Company took over the entire premises and the lease rental increased to $96,634 per month.

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases maturing as of December:

Operating
Period Ended December 31,	Leases
2025	$1,206,997
2026	1,208,419
2027	726,715
2028	12,662
Total lease payments	3,154,793
Less imputed interest	(203,413)
Total lease obligations	2,951,380
Less current lease obligations	(1,085,118)
Long-term lease obligations	$1,866,262

	December 31,
	2024	2023
Operating leases
Assets
Right of use asset	$2,915,688	$2,159,043

Liabilities
Current portion of right of use liability	$1,085,118	$822,259
Right of use liability	1,866,262	1,547,410
Total operating lease liabilities	$2,951,380	$2,369,669

Weighted average remaining lease term (years)	2.18	3.06
Weighted average discount rate	10.00%	10.00%

NOTE 10: RELATED PARTY TRANSACTIONS

As of December 31, 2024 and 2023, there was $501,140 and $501,140, respectively, in amounts due to related parties, including $428,700 due to CSIS. The advances are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2024, the executives of Ranco paid payroll to certain employees totaling $130,167. The  payroll was for Ranco employees, and as such, the Company recorded the expense accordingly.  The amounts were paid by the executives themselves and were recognized as contributed capital into the Company.  The amounts are not liable by the Company (Ranco LLC and CFN Enterprises, Inc.) for repayment.

NOTE 11: COMMITMENTS AND CONTINGENCIES

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

NOTE 12: SEGMENT REPORTING

During the years ended December 31, 2024 and 2023, the Company had two operating segments including:

•CFN, which is comprised of CNP and CFN

•Ranco, which consists of the Company’s Ranco subsidiary.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria.

Financial statement information by operating segment for the years ended December 31, 2024 is presented below:

Assets	Ranco	CFN	Consolidated
Total assets	$8,429,726	$242,411	$8,672,137

	Ranco	CFN	Consolidated
Net revenues	$19,895,282	$321,352	$20,216,634
Cost of revenue	14,904,279	25,445	14,929,724
Gross income	4,991,003	295,907	5,286,910

Operating expenses:
Impairment	-	-	-
Selling, general and administrative	5,481,303	2,274,779	7,756,082
Total operating expenses	5,481,303	2,274,779	7,756,082
			-
Loss from operations	(490,300)	(1,978,872)	(2,469,172)
			-
Other income (expense):
Interest expense	(1,940,832)	(218,611)	(2,159,443)
Gain on property and equipment	-	-	-
Gain on extinguishment of debt	-	89,051	89,051
Other income	-	250,000	250,000
Interest income	-	202	202
Total other income (expense), net	(1,940,832)	120,642	(1,820,190)
			-
Provision for income taxes	-	-	-
Net loss	$(2,431,132)	$(1,858,230)	$(4,289,362)
Preferred stock interest	-	240,000	240,000
Net loss available to common shareholders	$(2,431,132)	$(2,098,230)	$(4,529,362)

Financial statement information by operating segment for the years ended December 31, 2023 is presented below:

Assets	Ranco	CFN/CNP	Consolidated
Total Assets	$5,197,872	$261,360	$5,459,232

	Ranco	CFN/CNP	Consolidated
Net revenues	$3,083,825	$453,807	$3,537,632
Cost of revenue	2,823,785	199,157	3,022,942
Gross profit	260,040	254,650	514,690

Operating expenses:
Impairment	-	8,676,430	8,676,430
Selling, general and administrative	1,602,326	4,028,468	5,630,794
Total operating expenses	1,602,326	12,704,898	14,307,224

Loss from operations	(1,342,286)	(12,450,248)	(13,792,534)

Other income (expense):
Interest expense	(1,331,691)	(299,873)	(1,631,564)
Gain on property and equipment	-	9,253	9,253
Gain on extinguishment of debt	-	48,112	48,112
Other income	-	179,650	179,650
Interest income	-	321	321
Total other expense, net	(1,331,691)	(62,537)	(1,394,228)

Provision for income taxes	-	-	-
Net loss	$(2,673,977)	$(12,512,785)	$(15,186,762)
Preferred stock interest	-	240,000	240,000
Net loss available to common shareholders	$(2,673,977)	$(12,752,785)	$(15,426,762)

NOTE 13: SUBSEQUENT EVENTS

On April 10, 2025, the Company and the holder of the $500,000 promissory note dated September 10, 2019 reached an agreement to extend the maturity date of the note until December 31, 2027. In connection with the extension, the Company issued 600,000 shares of its common stock to the noteholder in consideration of the extension and in lieu of $60,000 of interest accrued on the promissory note through March 31, 2025. The shares were issued under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as not involving a public offering.