Form 10-Q
period 2025-03-31
CFN Enterprises Inc.
filed 2025-05-14
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 14, 2025 was 82,810,664.

When used in this quarterly report, the terms “CFN Enterprises,” “the Company,” “we,” “our,” and “us” refer to CFN Enterprises Inc., a Delaware corporation, and its consolidated subsidiaries, unless the context indicates otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations for 2025, our expectations for revenue sources, costs of revenue and expenses going forward, and that we will continue to pursue strategic transactions and opportunities, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of CFN Enterprises Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” contained in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on April 15, 2025. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$304,428	$373,834
Accounts receivable, net	1,720,740	1,525,937
Inventory	2,193,441	3,376,189
Total current assets	4,218,609	5,275,960
Property and equipment, net	210,199	174,410
Right of use asset	2,637,647	2,915,688
Deposits	297,269	297,269
Other assets	10,999	8,810
Total assets	$7,374,723	$8,672,137

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,691,475	$7,501,799
Accrued liabilities	7,054,513	6,594,724
Due to related party	501,140	501,140
Deferred revenue	25,000	115,000
Current portion of notes payable	7,483,431	7,510,624
Due to seller	1,000,000	1,000,000
Contingent consideration	208,000	208,000
Current portion of right of use liability	1,098,791	1,085,118
Total current liabilities	26,062,350	24,516,405
Right of use liability	1,586,513	1,866,262
Long-term note payable, net of current portion and discounts	119,671	119,671
Total liabilities	27,768,534	26,502,338

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of both March 31, 2025 and December 31, 2024	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of both March 31, 2025 and December 31, 2024	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 82,210,664 shares issued and outstanding as of both March 31, 2025 and December 31, 2024	82,210	82,210
Additional paid-in capital	61,039,808	61,039,808
Accumulated deficit	(81,515,833)	(78,952,223)
Total stockholders' deficit	(20,393,811)	(17,830,201)
Total liabilities and stockholders' deficit	$7,374,723	$8,672,137

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
Net revenues	$5,894,904	$3,844,592
Cost of revenue	6,293,044	2,151,835
Gross income (loss)	(398,140)	1,692,757

Operating expenses:
Selling, general and administrative	2,080,197	1,619,794
Total operating expenses	2,080,197	1,619,794

Income (loss) from operations	(2,478,337)	72,963

Other income (expense):
Interest expense	(54,248)	(720,611)
Other income	28,975	-
Interest income	-	77
Total other income (expense), net	(25,273)	(720,534)

Provision for income taxes	-	-
Net loss	$(2,503,610)	$(647,571)
Preferred stock interest	60,000	60,000
Net loss available to common shareholders	$(2,563,610)	$(707,571)

Net loss per common share - basic and diluted	$(0.03)	$(0.01)
Weighted average common shares outstanding - basic and diluted	82,210,664	82,210,664

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2023	500	$1	3,000	$3	82,210,664	$82,210	$60,909,641	$(74,422,861)	$(13,431,006)
Contributed capital	-	-	-	-	-	-	71,000	-	71,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(647,571)	(647,571)
Balances at March 31, 2024	500	1	3,000	3	82,210,664	82,210	60,980,641	(75,130,432)	(14,067,577)

Balance at December 31, 2024	500	1	3,000	3	82,210,664	82,210	61,039,808	(78,952,223)	(17,830,201)
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(2,503,610)	(2,503,610)
Balances at March 31, 2025	500	$1	3,000	$3	82,210,664	$82,210	$61,039,808	$(81,515,833)	$(20,393,811)

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,503,610)	$(647,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,374	8,432
Amortization of right of use asset	278,041	147,010
Bad debt expense	-	232,487
Amortization of debt discount	-	162,372
Changes in operating assets and liabilities:
Accounts receivable, net	(194,803)	(1,029,896)
Inventory	196,584	118,724
Other assets	(2,189)	-
Accounts payable and accrued expenses	1,589,465	1,880,379
Deferred revenue	(90,000)	(477,006)
Right of use liability, net	(266,076)	(191,402)
Net cash provided by operating activities	5,950	203,529
Cash flows from investing activities:
Purchase of property and equipment, net	(48,163)	(6,709)
Net cash used in investing activities	(48,163)	(6,709)
Cash flows from financing activities:
Repayments of notes	(27,193)	(193,443)
Contributed capital	-	71,000
Net cash used in financing activities	(27,193)	(122,443)
Net change in cash and cash equivalents	(69,406)	74,377
Cash and restricted cash at beginning of period	373,834	99,192
Cash and restricted cash at end of period	$304,428	$173,569

Reconciliation of cash and restricted cash:
Cash at beginning of period	$373,834	$78,744
Restricted cash at beginning of period	-	20,448
Cash and restricted cash at beginning of period	$373,834	$99,192

Cash at end of period	$304,428	$153,044
Restricted cash at end of period	-	20,525
Cash and restricted cash at end of period	$304,428	$173,569

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$101,500	$115,000

Supplemental disclosure of non-cash investing and financing activities:
Accrual of preferred stock interest	$60,000	$60,000

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

The Company had a working capital deficit of $21,843,741 and an accumulated deficit of $81,515,833 as of March 31, 2025. The Company also had a net loss of $2,503,610 for the three months ended March 31, 2025.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the CFN Business, growing the Ranco Business managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness cannabidiol, or CBD, products.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries CNP Operating, LLC, a Colorado limited liability company, CNP of Wyoming, LLC, a Colorado limited liability company, and Ranco LLC, a Delaware limited liability company. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023, which are included in the Company’s December 31, 2024 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 15, 2025. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended March 31, 2025 are not necessarily indicative of results for the entire year ending December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. At March 31, 2025, the Company had a restricted cash balance of $0 included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables for the CFN Business are due from customers relating to contracts to provide investor relation services for the CFN Business. For the Ranco Business, accounts receivables are due from customers for products sold and manufacturing, packing and labeling services provided.  Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of March 31, 2025 and December 31, 2024 amounted to $1,964,327 and $1,964,327, respectively.

Inventory

The Company’s inventory consists of finished goods acquired for its Ranco business.  As of March 31, 2025, all inventory consisted of disposable nicotine-based inhalable vaporizer products purchased from overseas.  The inventory is valued at the lower of cost (specific identification) or estimated net realizable value. As of March 31, 2025, the Company valued the inventory at $2,193,441.

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

Concentrations

The Company had one customer which accounted for 62% of accounts receivable as of March 31, 2025. During the three months ended March 31, 2025, one customer accounted for 37% of the Company’s revenues. The Company may be negatively affected by the loss of one of these customers.

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

Disaggregation of Revenue

The following is a disaggregation of revenue for the three months ended March 31, 2025 and 2024 respectively:

	Three Months Ended
	March 31,
	2025	2024
Services (CFN and Ranco services)	$1,524,685	$2,155,903
Products	2,291,096	1,501,603
Shipping and logistics	2,079,123	187,086
	$5,894,904	$3,844,592

Contract Liabilities

In some instances, customers provide payment before the Company has satisfied its performance obligations. These amounts are recorded to deferred revenue. As of March 31, 2025 and December 31, 2024, the Company had $25,000 and $115,000, respectively in deferred revenue.

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

Ranco Earnout

The Ranco Agreement contains an earn out provision providing for the issuance of (i) 8 million shares of Company common stock to be issued upon Ranco achieving $19 million in gross revenue attributable to the Purchased Assets and a net profit of $3.9 million within the twelve month period beginning three months from the closing of the Acquisition, or the First Earnout Period, and (ii) 8 million shares of Company common stock to be issued upon Ranco achieving $29 million in gross revenue attributable to the Purchased Assets and a net profit of $5.9 million within the twelve month period beginning on the day immediately following the end of the First Earnout Period. The conditions for the First Earnout Period were not met and no such shares were issued.

The Company utilized a probability weighted scenario based on the earnout provisions above and determined the fair value of the contingent consideration was $208,000, which is a Level 3 financial instrument. There was no change to the fair value for the contingent consideration as of March 31, 2025.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended March 31, 2025 and 2024 amounted to $80,292 and $19,326, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of March 31, 2025, the Company had no outstanding stock options, 11,988,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of March 31, 2024, the Company had no outstanding stock options, 988,500 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

NOTE 3: BUSINESS COMBINATIONS

RAN CoPacking Solutions LLC

The Company evaluated the Asset Purchase Agreement pursuant to ASC 805 and ASU 2017-01, Topic 805, Business Combinations. The Company first determined that the Seller met the definition of a business as it includes inputs and a substantive process that together significantly contribute to the ability to create outputs. The Seller’s results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition.

Total fair value of the purchase price consideration as of July 1, 2023 was determined as follows:

Cash (due to seller)	$1,000,000
Common stock	8,000,000
Contingent consideration	208,000
Purchase price consideration	$9,208,000

On July 1, 2023, the Company issued 40,000,000 shares of common stock pursuant to the Asset Purchase Agreement for a fair value of $8,000,000, or $0.20 per share.

Pursuant to the Asset Purchase Agreement, the Company owes the Seller $1,000,000 in cash consideration.  The amount was recorded as a due to seller liability on the consolidated balance sheet.  As of March 31, 2025, no payments were made.

In accordance with the Earn Out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of $208,000 based on the fair value of the shares at the acquisition date and probabilities of the respective Earn Out terms.  There was no change in fair value of the contingent consideration at March 31, 2025.

NOTE 4: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	March 31,	December 31,
	2025	2024
Machinery & equipment	$142,935	$94,830
Furniture and equipment and leasehold improvements	14,773	14,773
Tradeshow booth	174,466	174,409
	332,174	284,012
Less: Accumulated depreciation	(121,975)	(109,602)
	$210,199	$174,410

Depreciation expense for the three months ended March 31, 2025 and 2024 amounted to $12,374 and $8,432, respectively.

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

On October 28, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $2,218,000 at December 31, 2022. At December 31, 2022, the Company reversed $1,312,080 previously recorded to additional paid-in capital in 2022 to reflect the outstanding principal of $2,218,000. The note is currently in default and personally guaranteed by Anthony Zingarelli.

On September 30, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at March 31, 2025. The note is currently in default.

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

On May 12, 2021, the Company’s subsidiary CNP Operating, LLC restructured the CSBG note payable of $2,957,000, the Eagle #1 note payable of $550,000 and the Eagle #2 note payable of $300,000 by entering into a payment and indemnification agreement with the receivers/trustee of CBSG and Eagle. The receiver has agreed that the balance of the outstanding amounts will be paid over the course of 24 months in equal payments of $158,625. Further, the Company shall pay $20,000 per month toward the balance and Anthony Zingarelli (“Zingarelli”) and Colorado Sky Industrial Supply LLC (“CSIS”), agree to personally pay the sum of $138,625 per month. Zingarelli is the only member of CNP Operating, LLC that signed a personal guarantee on the loans and Zingarelli is the sole member of CSIS. Zingarelli and CSIS has agreed to indemnify and hold the Company harmless from any and all losses, liabilities and claims. If a loss is incurred by the Company with respect to any claims, Zingarelli shall reimburse the Company for the amount of any such loss. The Company has recorded the Zingarelli payments during the period as contributions to additional paid in capital through December 31, 2021. This note is currently in default.

On November 19, 2020, the Company’s subsidiary CNP Operating, LLC purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. The outstanding balance of the note was $34,892 at December 31, 2022. In 2022, CNP Operating, LLC purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms. The outstanding balance of the note was $48,513 at March 31, 2025.

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note for the repayment of the amount borrowed. The promissory note is unsecured, has a maturity date of December 31, 2024 and all principal is due upon maturity. The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly commencing on December 1, 2021. The promissory note contains customary events of default permitting acceleration of repayment for nonpayment of amounts due, a bankruptcy related proceeding, breach of representations or covenants, sale of substantially all assets, and change of control. The outstanding balance of the note was $250,000 at March 31, 2025.

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000. The notes are unsecured and have a maturity date 15 months following their issuance. Beginning on the fourth month after issuance, the Company will make monthly repayments totalling $143,750, including principal and interest. Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the three months ended March 31, 2025, amortization of debt discount was $0. As of March 31, 2025, note payable, net of unamortized discount of $0, was $691,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000. The notes are unsecured and have a maturity date 15 months following their issuance. In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the three months ended March 31, 2025, amortization of debt discount was $0. As of March 31, 2025, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco LLC for an aggregate of $5,000,000 (the “Ranco Notes”). The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future scheduled maturities of long-term debt are as follows:

March 31,
2025	7,483,431
2026	8,772
2027	8,772
2028	8,772
Thereafter	93,355
7,603,102

The aggregate current portion of long-term debt as of March 31, 2025 amounted is $7,483,431, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

For the three months ending March 31, 2025 and 2024, the Company incurred $60,000 and $60,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the three months ended March 31, 2025:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2024	11,988,500	$0.41	3.18
Granted	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2025	11,988,500	$0.41	2.93

Vested and expected to vest at March 31, 2025	11,988,500	$0.41	2.93
Exercisable at March 31, 2025	11,988,500	$0.41	2.93

As of March 31, 2025, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 1,500,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The Plan expired on December 14, 2016.

As of March 31, 2025, there were no outstanding options.

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

The following is a summary of related liabilities for all non-cancelable operating leases:

	March 31,	December 31,
	2025	2024
Operating leases
Assets
Right of use asset	$2,637,647	$2,915,688

Liabilities
Current portion of right of use liability	$1,098,791	$1,085,118
Right of use liability	1,586,513	1,866,262
Total operating lease liabilities	$2,685,304	$2,951,380

Weighted average remaining lease term (years)	2.18	3.06
Weighted average discount rate	10.00%	10.00%

NOTE 8: RELATED PARTY TRANSACTIONS

As of March 31, 2025 and December 31, 2024, there was $501,140 and $501,140, respectively, in amounts due to related parties, including $428,700 due to CSIS. The advances are unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2025, Ranco LLC purchased products aggregating $115,053 from AGP Holdings LLC, an entity wholly owned by Allen Park, the Company’s Chief Operating Officer and Controller, on arm’s length terms.

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

NOTE 10: SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2025, the date the consolidated financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

On July 1, 2023, the Company, through its wholly owned subsidiary, RANCO LLC, a Delaware limited liability company, or Ranco, acquired assets from RAN CoPacking Solutions LLC, a California limited liability company, or the Acquisition which consists of assets for co-packing and white label manufacturing services, including comprehensive solutions for third party logistics (3PL) related areas such as storage, order fulfillment, solutions for custom packaging and hardware needs for many different industries, and media and design services, along with strategic marketing support, to help clients establish and enhance their brand presence in the market. Also on July 1, 2023, Ranco entered into the Packwoods Private Label Services and Intellectual Property Licensing Agreement, or the Licensing Agreement, with PW Industries LLC, a Wyoming limited liability company, or PW, RS Distributions LLC, a Delaware limited liability company, or RS, and Packaging Innovations LLC, a Wyoming limited liability company, or PI, and together with PW and RS, the Licensors, for the exclusive manufacturing, packaging and distribution of, and wholesale and retail sales of a variety hemp-based inhalable (pre-roll and vaporizer), edible products, and disposable nicotine-based inhalable vaporizer products, and the purchase of packaging materials to be used with Packwoods-branded cannabis products (containing more than 0.3% delta-9 THC by weight) and the distribution of those packaging materials to licensed cannabis manufacturers designated by PW, using the Licensor’s licensed property for a 5 year exclusive term, subject to certain exclusions.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following are the results of our operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:

	Three Months Ended
	March 31,
	2025	2024	Change

Net revenues	$5,894,904	$3,844,592	$2,050,312
Cost of revenue	6,293,044	2,151,835	4,141,209
Gross profit (loss)	(398,140)	1,692,757	(2,090,897)

Operating expenses:
Selling, general and administrative	2,080,197	1,619,794	460,403
Total operating expenses	2,080,197	1,619,794	460,403

Profit (loss) from operations	(2,478,337)	72,963	(2,551,300)

Other income (expense):
Interest expense	(54,248)	(720,611)	666,363
Other income	28,975	-	28,975
Interest income	-	77	(77)
Total other income (expense), net	(25,273)	(720,534)	695,261

Provision for income taxes	-	-	-
Net loss	$(2,503,610)	$(647,571)	$(1,856,039)

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

Revenues increased by $2,050,312 to $5,894,904 for the three months ended March 31, 2025, compared to $3,844,592 in the corresponding fiscal period in 2024. The increase was primarily due to Ranco’s full integration with the Company, and its ability to acquire inventory and retain new customers in 2025.

During the three months ended March 31, 2025, the Company realized $0 of campaign revenue compared to $38,500 in 2024. The decrease was primarily due to a shift in efforts during the period to the Ranco Business.

Our revenue for the period March 31, 2025 and 2024 also included $2,283 and $5,575, respectively, relating to sales of product from our e-commerce network focused on the sale of general wellness CBD products.

During the three months ended March 31, 2025, the Company’s Ranco subsidiary generated revenue of $5.9 million.

Cost of Revenue

The costs of revenue for the CFN Business consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. Cost of revenue also includes products sold, shipping costs and direct labor in the Ranco Business.

Cost of revenue increased by $4,141,209 to $6,293,044 for the three months ended March 31, 2025, compared to $2,151,835 in the corresponding fiscal period in 2024. The increase was a result of the corresponding increase in Ranco’s revenue. Ranco’s gross loss widened despite its ability to purchase inventory at lower costs through higher volumes, primarily due to increased shipping, freight, and delivery expenses.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2025 were higher than those in the corresponding period in 2024 due to increased headcount and more significant operations of Ranco in 2025.

Other Income/Expense

Other income/expenses during the three months ended March 31, 2025 were due to interest expense related to notes payable.

Liquidity, Capital Resources and Going Concern

As of March 31, 2025, we had $304,428 in unrestricted cash and $7,603,102 in notes payable.

The Company had a working capital deficit of $21,843,741 and an accumulated deficit of $81,515,833 as of March 31, 2025. The Company also had a net loss of $2,503,610 for the three months ended March 31, 2025.

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

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2024:

	Three Months Ended
	March 31,
	2025	2024
Net cash provided by operating activities	$5,950	$203,529
Net cash used in investing activities	$(48,163)	$(6,709)
Net cash used in financing activities	$(27,193)	$(122,443)

Net cash provided by operating activities was $5,950 during the three months ended March 31, 2025, compared to $203,529 during the same period in 2024. The decrease in cash provided by operating activities was primarily due to decrease of inventories and increase of accounts payable.

Net cash used in investing activities during the three months ended March 31, 2025 consisted of the sale and purchase of property and equipment.

Net cash used in financing activities during the three months ended March 31, 2025 was $27,193, consisting entirely of note repayments. Net cash used in financing activities during the three months ended March 31, 2024 was $122,433, including the repayment of notes of $193,443, offset by capital contribution of $71,000.

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

On October 28, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $2,218,000 at December 31, 2022. At December 31, 2022, the Company reversed $1,312,080 previously recorded to additional paid-in capital in 2022 to reflect the outstanding principal of $2,218,000. The note is currently in default and personally guaranteed by Anthony Zingarelli.

On September 30, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at March 31, 2025. The note is currently in default.

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

On May 12, 2021, the Company’s subsidiary CNP Operating, LLC restructured the CSBG note payable of $2,957,000, the Eagle #1 note payable of $550,000 and the Eagle #2 note payable of $300,000 by entering into a payment and indemnification agreement with the receivers/trustee of CBSG and Eagle. The receiver has agreed that the balance of the outstanding amounts will be paid over the course of 24 months in equal payments of $158,625. Further, the Company shall pay $20,000 per month toward the balance and Anthony Zingarelli (“Zingarelli”) and Colorado Sky Industrial Supply LLC (“CSIS”), agree to personally pay the sum of $138,625 per month.  Zingarelli is the only member of CNP Operating, LLC that signed a personal guarantee on the loans and Zingarelli is the sole member of CSIS. Zingarelli and CSIS has agreed to indemnify and hold the Company harmless from any and all losses, liabilities and claims. If a loss is incurred by the Company with respect to any claims, Zingarelli shall reimburse the Company for the amount of any such loss. The Company has recorded the Zingarelli payments during the period as contributions to additional paid in capital through December 31, 2021. This note is currently in default.

On November 19, 2020, the Company’s subsidiary CNP Operating, LLC purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. The outstanding balance of the note was $34,892 at December 31, 2022. In 2022, CNP Operating, LLC purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms. The outstanding balance of the note was $48,513 at March 31, 2025.

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note for the repayment of the amount borrowed. The promissory note is unsecured, has a maturity date of December 31, 2024 and all principal is due upon maturity. The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly commencing on December 1, 2021. The promissory note contains customary events of default permitting acceleration of repayment for nonpayment of amounts due, a bankruptcy related proceeding, breach of representations or covenants, sale of substantially all assets, and change of control. The outstanding balance of the note was $250,000 at March 31, 2025.

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000. The notes are unsecured and have a maturity date 15 months following their issuance. Beginning on the fourth month after issuance, the Company will make monthly repayments totalling $143,750, including principal and interest. Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. In connection with the notes, the Company granted an aggregate of 1,150,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $185,788, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes. During the three months ended March 31, 2025, amortization of debt discount was $0. As of March 31, 2025, note payable, net of unamortized discount of $0, was $691,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000. The notes are unsecured and have a maturity date 15 months following their issuance. In connection with the notes, the Company granted an aggregate of 3,850,000 warrants to the lenders with an exercise price of $0.25 per share. The fair value of the warrants was $626,073, which was recognized as a debt discount and will be amortized to interest expense over the life of the notes.  During the three months ended March 31, 2025, amortization of debt discount was $0.  As of March 31, 2025, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco LLC for an aggregate of $5,000,000 (the “Ranco Notes”). The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance, for an aggregate repayment of $7,500,000. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future scheduled maturities of long-term debt are as follows:

March 31,
2025	7,483,431
2026	8,772
2027	8,772
2028	8,772
Thereafter	93,355
7,603,102

The aggregate current portion of long-term debt as of March 31, 2025 amounted is $7,483,431, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

Other Outstanding Obligations at March 31, 2025

Warrants

As of March 31, 2025, 11,988,500 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of March 31, 2025, 0 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2025, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other outside service providers involved with performing key elements of our disclosure and financial reporting controls. Our current financial condition, has temporarily hindered our ability to file timely reports for this reason. As a result, we have assessed our disclosure controls and controls over financial reporting as not effective.

PART II - OTHER INFORMATION

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: May 14, 2025	By:	/s/ Brian Ross
Brian Ross
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)