Form 10-Q
period 2025-06-30
CFN Enterprises Inc.
filed 2025-08-14
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 14, 2025 was 8,431,357.

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

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$1,795,524	$373,834
Accounts receivable, net	1,352,635	1,525,937
Inventories, net	991,346	3,376,189
Total current assets	4,139,505	5,275,960
Property and equipment, net	248,721	174,410
Right of use asset	2,353,382	2,915,688
Deposits	297,269	297,269
Other assets	25,999	8,810
Total assets	$7,064,876	$8,672,137

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$10,909,392	$7,501,799
Accrued liabilities	6,983,212	6,594,724
Due to related party	501,140	501,140
Deferred revenue	112,500	115,000
Current portion of notes payable	7,455,431	7,510,624
Due to seller	1,000,000	1,000,000
Contingent consideration	208,000	208,000
Current portion of right of use liability	1,110,466	1,085,118
Total current liabilities	28,280,141	24,516,405
Right of use liability	1,294,924	1,866,262
Long-term note payable, net of current portion and discounts	117,478	119,671
Total liabilities	29,692,543	26,502,338

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 8,281,066 and 8,221,066 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8,281	8,221
Additional paid-in capital	61,233,737	61,113,797
Accumulated deficit	(83,869,689)	(78,952,223)
Total stockholders' deficit	(22,627,667)	(17,830,201)
Total liabilities and stockholders' deficit	$7,064,876	$8,672,137

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net revenues	$18,682,199	$5,893,962	$24,577,103	$9,738,554
Cost of revenue	17,907,778	4,878,001	24,200,822	7,029,836
Gross profit	774,421	1,015,961	376,281	2,708,718

Operating expenses:
Selling, general and administrative	2,959,971	1,546,949	5,040,168	3,166,743
Total operating expenses	2,959,971	1,546,949	5,040,168	3,166,743

Loss from operations	(2,185,550)	(530,988)	(4,663,887)	(458,025)

Other income (expense):
Interest expense	(54,248)	(720,424)	(108,496)	(1,441,035)
Other income	5,942	-	34,917	-
Interest income	-	74	-	151
Loss on conversion of accrued interest	(60,000)	-	(60,000)	-
Total other expense, net	(108,306)	(720,350)	(133,579)	(1,440,884)

Provision for income taxes	-	-	-	-
Net loss	$(2,293,856)	$(1,251,338)	$(4,797,466)	$(1,898,909)
Preferred stock interest	60,000	60,000	120,000	120,000
Net loss available to common shareholders	$(2,353,856)	$(1,311,338)	$(4,917,466)	$(2,018,909)

Net loss per common share - basic and diluted	$(0.28)	$(0.16)	$(0.60)	$(0.25)
Weighted average common shares outstanding - basic and diluted	8,273,813	8,221,066	8,247,585	8,221,066

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2023	500	$1	3,000	$3	8,221,066	$8,221	$60,983,630	$(74,422,861)	$(13,431,006)
Contributed capital	-	-	-	-	-	-	71,000	-	71,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(647,571)	(647,571)
Balances at March 31, 2024	500	1	3,000	3	8,221,066	8,221	61,054,630	(75,130,432)	(14,067,577)
Contributed capital	-	-	-	-	-	-	59,167	-	59,167
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(1,251,338)	(1,251,338)
Balances at June 30, 2024	500	$1	3,000	$3	8,221,066	$8,221	$61,113,797	$(76,441,770)	$(15,319,748)

Balance at December 31, 2024	500	$1	3,000	$3	8,221,066	$8,221	$61,113,797	$(78,952,223)	$(17,830,201)
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(2,503,610)	(2,503,610)
Balances at March 31, 2025	500	1	3,000	3	8,221,066	8,221	$61,113,797	(81,515,833)	(20,393,811)
Conversion of accrued interest into shares	-	-	-	-	60,000	60	119,940	-	120,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(2,293,856)	(2,293,856)
Balances at June 30, 2025	500	$1	3,000	$3	8,281,066	$8,281	$61,233,737	$(83,869,689)	$(22,627,667)

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,797,466)	$(1,898,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,434	17,910
Amortization of right of use asset	562,306	298,469
Bad debt expense	1,290,240	432,487
Amortization of debt discount	-	324,744
Inventory reserve expense	986,164	-
Loss on conversion of accrued interest	60,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(1,116,938)	(1,190,871)
Inventories, net	1,398,679	(68,476)
Other assets	(17,189)	100
Accounts payable and accrued expenses	3,736,081	3,003,152
Deferred revenue	(2,500)	(249,087)
Right of use liability, net	(545,990)	(390,729)
Net cash provided by operating activities	1,580,821	278,790
Cash flows from investing activities:
Purchase of property and equipment, net	(101,745)	(25,979)
Net cash used in investing activities	(101,745)	(25,979)
Cash flows from financing activities:
Repayments of notes	(57,386)	(236,155)
Contributed capital	-	130,167
Net cash used in financing activities	(57,386)	(105,988)
Net change in cash and cash equivalents	1,421,690	146,823
Cash and restricted cash at beginning of period	373,834	99,192
Cash and restricted cash at end of period	$1,795,524	$246,015

Reconciliation of cash and restricted cash:
Cash at beginning of period	$373,834	$78,744
Restricted cash at beginning of period	-	20,448
Cash and restricted cash at beginning of period	$373,834	$99,192

Cash at end of period	$1,795,524	$225,415
Restricted cash at end of period	-	20,600
Cash and restricted cash at end of period	$1,795,524	$246,015

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$297,500	$192,500

Supplemental disclosure of non-cash investing and financing activities:
Accrual of preferred stock interest	$120,000	$120,000
Modification fee and conversion of accrued interest into shares	$60,000	$-

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

On May 15, 2019, the Company entered into an asset purchase agreement or the Emerging Growth Agreement with Emerging Growth, LLC, or Emerging Growth, pursuant to which the Company acquired certain assets from Emerging Growth related to its sponsored content and marketing business for a purchase price consideration consisting of $420,000 in cash, 3,000,000 shares of the Company’s common stock, and 3,000 shares of Series B preferred stock with a total stated value of $3,000,000 which bears interest at 6% per annum and is convertible into the Company’s common stock at a conversion price to be mutually agreed in the future, without voting rights or a liquidation preference except with respect to default interest. The securities were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended. The closing of the purchase of the assets pursuant to the Emerging Growth Agreement occurred on June 20, 2019.

On July 1, 2023, the Company and its wholly owned subsidiary, Ranco LLC, a Delaware limited liability company, or Ranco, entered into an asset purchase agreement, or the Ranco Agreement, with RAN CoPacking Solutions LLC, a California limited liability company, or the Seller and the members of the Seller (collectively, the Founders). The assets of the Seller acquired by Ranco consist of assets for co-packing and white label manufacturing services, including comprehensive solutions for third party logistics (3PL) related areas such as storage, order fulfillment, solutions for custom packaging and hardware needs for many different industries, and media and design services, along with strategic marketing support, to help clients establish and enhance their brand presence in the market, or the Purchased Assets.

Also on July 1, 2023, Ranco entered into the Packwoods Private Label Services and Intellectual Property Licensing Agreement, or the Licensing Agreement, with PW Industries LLC, a Wyoming limited liability company, or PW, RS Distributions LLC, a Delaware limited liability company, or RS, and Packaging Innovations LLC, a Wyoming limited liability company, or PI, and together with PW and RS, the Licensors, for the exclusive manufacturing, packaging and distribution of, and wholesale and retail sales of a variety hemp-based inhalable (pre-roll and vaporizer), edible products, and disposable nicotine-related inhalable vaporizer products, and the purchase of packaging materials to be used with Packwoods-branded cannabis products (containing more than 0.3% delta-9 THC by weight) and the distribution of those packaging materials to licensed cannabis manufacturers designated by PW, using the Licensor’s licensed property for a 5 year exclusive term, subject to certain exclusions.

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

The Company had a working capital deficit of $24,140,636 and an accumulated deficit of $83,869,689 as of June 30, 2025. The Company also had a net loss of $4,797,466 for the six months ended June 30, 2025.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the CFN Business, growing the Ranco Business, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness cannabidiol, or CBD, products.

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

These unaudited condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023, which are included in the Company’s December 31, 2024 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 15, 2025. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended June 30, 2025 are not necessarily indicative of results for the entire year ending December 31, 2025.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock split

On July 11, 2025, the Company effected a 1-for-10 reverse stock split of its common stock. No fractional shares were issued, and any fractional shares were rounded up to the nearest whole share. The reverse stock split did not affect the number of authorized shares or the par value of the common stock. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

Segment Reporting

The Company operates under three reporting segments.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company has restricted cash as a result of its corporate card program through its bank, which requires collateral placed in a money market account. At June 30, 2025, the Company had a restricted cash balance of $0 included as a component of total cash and restricted cash as presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables for the CFN Business are due from customers relating to contracts to provide investor relation services for the CFN Business. For the Ranco Business, accounts receivables are due from customers for products sold and manufacturing, packing and labeling services provided.  Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of June 30, 2025 and December 31, 2024 amounted to $3,234,568 and $1,964,327, respectively.

Inventory

The Company’s inventory consists of finished goods acquired for its Ranco business.  As of June 30, 2025, all inventory consisted of disposable nicotine-related inhalable vaporizer products, as well as related bulk raw material, purchased from overseas.  The inventory is valued at the lower of cost (specific identification) or estimated net realizable value. As of June 30, 2025, the Company valued the inventory at $991,346. During the six months ended June 30, 2025, the Company had $986,164 in inventory reserve expense, which was included in cost of revenue, to record inventory at its lower of cost or estimated net realizable value.

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

Concentrations

The Company had two customers which accounted for 63% of accounts receivable as of June 30, 2025. During the three and six months ended June 30, 2025, one customer accounted for 66% and 52% of the Company’s revenues, respectively. The Company may be negatively affected by the loss of one of these customers.

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

The Company will order products that are manufactured overseas, such as custom boxes, packaging and hardware. These products are generally shipped from overseas to the customer. When these products are shipped out from the manufacturer, the Company has satisfied its performance obligations. In 2025, the Company began ordering nicotine-related bulk raw materials from a related party (see Note 8).  When the Company transfers control via delivery to the customer, the Company has satisfied its performance obligations. Revenue is recognized at this point in time.

Lastly, the Company provides certain shipping and third party logistics services for customers. Once the products have arrived from overseas to the Company’s warehouse, the Company has satisfied its performance obligations which was the underlying shipping and logistics services. Revenue is recognized at this point in time.

Disaggregation of Revenue

The following is a disaggregation of revenue for the three months and six months ended June 30, 2025 and 2024 respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Services (CFN and Ranco services)	$472,602	$933,744	$1,997,287	$3,089,647
Products	15,036,227	4,548,621	17,327,323	6,050,224
Shipping and logistics	3,173,370	411,597	5,252,493	598,683
	$18,682,199	$5,893,962	$24,577,103	$9,738,554

Contract Liabilities

In some instances, customers provide payment before the Company has satisfied its performance obligations. These amounts are recorded to deferred revenue. As of June 30, 2025 and December 31, 2024, the Company had $112,500 and $115,000, respectively in deferred revenue.

Cost of Revenue

Cost of revenue includes direct labor and materials.  Cost of revenues also includes inbound and outbound shipping, freight and delivery costs. During the six months ended June 30, 2025, the Company had $986,164 in inventory reserve expense, which was included in cost of revenue, to record inventory at its lower of cost or estimated net realizable value.

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

Ranco Earnout

The Ranco Agreement contains an earn out provision providing for the issuance of (i) 800,000 shares of Company common stock to be issued upon Ranco achieving $19 million in gross revenue attributable to the Purchased Assets and a net profit of $3.9 million within the twelve month period beginning three months from the closing of the Acquisition, or the First Earnout Period, and (ii) 800,000  shares of Company common stock to be issued upon Ranco achieving $29 million in gross revenue attributable to the Purchased Assets and a net profit of $5.9 million within the twelve month period beginning on the day immediately following the end of the First Earnout Period. The conditions for the First Earnout Period were not met and no such shares were issued.

The Company utilized a probability weighted scenario based on the earnout provisions above and determined the fair value of the contingent consideration was $208,000, which is a Level 3 financial instrument.  There was no change to the fair value for the contingent consideration as of June 30, 2025.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended June 30, 2025 and 2024 amounted to $50,097 and $65,383, respectively. Advertising expenses for the six months ended June 30, 2025 and 2024 amounted to $130,389 and $84,709, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of June 30, 2025, the Company had no outstanding stock options, 1,198,850 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of June 30, 2024, the Company had no outstanding stock options, 1,198,850 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Under Topic 842, the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement and leases with an initial term of 12 months or less are not included in lease liabilities or ROU asset. As most leases do not provide an implicit rate, a rate which approximates the Company’s incremental borrowing rate is used, based on the information available at commencement date, in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred. Lease agreements generally do not contain residual value guarantees or restrictive covenants. Over the lease term, the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized in a manner that results in straight-line expense recognition.

NOTE 3: DUE TO SELLER

RAN CoPacking Solutions LLC

The Company evaluated the Ranco Agreement pursuant to ASC 805 and ASU 2017-01, Topic 805, Business Combinations.

Total fair value of the purchase price consideration as of July 1, 2023 was determined as follows:

Cash (due to seller)	$1,000,000
Common stock	8,000,000
Contingent consideration	208,000
Purchase price consideration	$9,208,000

On July 1, 2023, the Company issued 4,000,000 shares of common stock pursuant to the Ranco Agreement for a fair value of $8,000,000, or $2.00 per share.

Pursuant to the Ranco Agreement, the Company owes the Seller $1,000,000 in cash consideration.  The amount was recorded as a due to seller liability on the consolidated balance sheet.  As of June 30, 2025, no payments were made.

In accordance with the Earn Out provisions per the Ranco Agreement, the Company determined an initial fair value of $208,000 based on the fair value of the shares at the acquisition date and probabilities of the respective Earn Out terms.  There was no change in fair value of the contingent consideration at June 30, 2025.

NOTE 4: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	June 30,	December 31,
	2025	2024
Machinery & equipment	$196,518	$94,830
Furniture and equipment and leasehold improvements	14,773	14,773
Tradeshow booth	174,466	174,409
	385,757	284,012
Less: Accumulated depreciation	(137,036)	(109,602)
	$248,721	$174,410

Depreciation expense for the three months ended June 30, 2025 and 2024 amounted to $15,060 and $9,478, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 amounted to $27,434 and $17,910, respectively.

NOTE 5: NOTES PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. In 2022, the maturity date was extended to 2024. In April 2025, the Company and the holder of the promissory note reached an agreement to extend the maturity date of the note until December 31, 2027. In connection with the extension, the Company issued 60,000 shares of its common stock to the noteholder in consideration of the extension and in lieu of $60,000 of interest accrued on the promissory note through March 31, 2025. The outstanding balance of the note was $500,000 at June 30, 2025.

On October 28, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $2,218,000 at June 30, 2025. The note is currently in default and personally guaranteed by Anthony Zingarelli.

On September 30, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at June 30, 2025. The note is currently in default.

On June 24, 2020, the Company entered into a Loan Authorization and Agreement with the SBA under which the Company borrowed $150,000 and issued to the SBA a note and security agreement for the amount borrowed. Outstanding borrowings accrue interest at a rate of 3.75% per annum, and installment payments, including principal and interest, of $731 are due monthly and begin 12 months from the date of the loan agreement. The balance of any remaining principal and interest is due 30 years from the date of the loan agreement. As collateral for the borrowing, the Company granted the SBA a security interest in substantially all assets of the Company. The outstanding balance of the note was $124,057 at June 30, 2025.

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

On November 19, 2020, the Company’s subsidiary CNP Operating, LLC purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. In 2022, CNP purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at June 30, 2025.

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note for the repayment of the amount borrowed. The promissory note is unsecured, has a maturity date of December 31, 2024 and all principal is due upon maturity. The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly commencing on December 1, 2021. The promissory note contains customary events of default permitting acceleration of repayment for nonpayment of amounts due, a bankruptcy related proceeding, breach of representations or covenants, sale of substantially all assets, and change of control. The outstanding balance of the note was $250,000 at June 30, 2025.

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. As of June 30, 2025, note payable, net of unamortized discount of $0, was $663,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. As of June 30, 2025, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

The Company had three other notes payable with an aggregate outstanding balance of $65,767 at June 30, 2025.

Future scheduled maturities of long-term debt are as follows:

June 30,
2026	7,455,431
2027	8,772
2028	8,772
2029	8,772
Thereafter	91,162
7,572,909

The aggregate current portion of long-term debt as of June 30, 2025 amounted is $7,455,431, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

NOTE 6: STOCKHOLDERS’ DEFICIT

Common Stock

On April 10, 2025, the Company and the holder of the $500,000 promissory note dated September 10, 2019 reached an agreement to extend the maturity date of the note until December 31, 2027. In connection with the extension, the Company issued 60,000 shares of its common stock to the noteholder in consideration of the extension and in lieu of $60,000 of interest accrued on the promissory note through March 31, 2025.

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.001 per share, of which 500 have been authorized as Series A Preferred Stock and 3,000 have been authorized as Series B Preferred Stock.

For the six months ending June 30, 2025 and 2024, the Company incurred $120,000 and $120,000, respectively, of interest from the outstanding preferred stock.

Warrants

The following summarizes the Company’s warrant activity for the six months ended June 30, 2025:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2024	1,198,850	$4.15	3.18
Granted	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2025	1,198,850	$4.15	2.68

Vested and expected to vest at June 30, 2025	1,198,850	$4.15	2.68
Exercisable at June 30, 2025	1,198,850	$4.15	2.68

As of June 30, 2025, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 150,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The Plan expired on December 14, 2016.

As of June 30, 2025, there were no outstanding options.

NOTE 7: LEASES

On April 1, 2023, Emerging Growth LLC entered into a modification of the existing lease agreement for its premises in Whitefish, Montana commencing April 11, 2023, for a period of five years at a rate of $3,750 per month, which lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase.  In connection with this lease, the Company recorded a ROU asset and liability of $187,863. During the six months ended June 30, 2025, the lease was further modified to remove the 3% rent increase provision. As a result of this modification, the Company recorded a new ROU asset of $108,812 and a lease liability of $108,701.

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

The following is a summary of related liabilities for all non-cancelable operating leases:

	June 30,	December 31,
	2025	2024
Operating leases
Assets
Right of use asset	$2,353,382	$2,915,688

Liabilities
Current portion of right of use liability	$1,110,466	$1,085,118
Right of use liability	1,294,924	1,866,262
Total operating lease liabilities	$2,405,390	$2,951,380

Weighted average remaining lease term (years)	2.56	3.06
Weighted average discount rate	10.00%	10.00%

NOTE 8: RELATED PARTY TRANSACTIONS

As of June 30, 2025 and December 31, 2024, there was $501,140 and $501,140, respectively, in amounts due to related parties, including $428,700 due to CSIS. The advances are unsecured, non-interest bearing and due on demand.

During the six months ended June 30, 2025, Ranco LLC purchased products aggregating $12,145,053 from AGP Holdings LLC, an entity wholly owned by Allen Park, the Company’s Chief Operating Officer and Controller, on arm’s length terms. The products consist of nicotine-related bulk raw material, which is sold by the Company to third party customers.   During the three and six months ended June 30, 2025, cost of revenues pertaining to the related party purchases was $12,030,000 and $12,145,053, respectively.

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

NOTE 10: SEGMENT REPORTING

During the six months ended June 30, 2025 and 2024, the Company had three operating segments including:

•CFN, which is comprised of the CFN Business and CNP Operating, LLC;

•Ranco-AGP, which consists of the related party transactions with AGP Holdings LLC (see Note 8); and

•Ranco-Legacy, which consists of the rest of the Company’s Ranco subsidiary operations.

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria.

Financial statement information by operating segment for the three and six months ended June 30, 2025 is presented below:

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
Assets	Ranco-Legacy	Ranco-AGP	CFN	Consolidated	Ranco-Legacy	Ranco-AGP	CFN	Consolidated
Total Assets	$6,924,755	$-	$140,121	$7,064,876	$6,924,755	$-	$140,121	$7,064,876

	Ranco-Legacy	Ranco-AGP	CFN	Consolidated	Ranco-Legacy	Ranco-AGP	CFN	Consolidated
Net revenues	$5,325,197	$13,350,700	$6,302	$18,682,199	$11,217,818	$13,350,700	$8,585	$24,577,103
Cost of revenue	5,877,678	12,030,000	100	17,907,778	12,055,417	12,145,053	352	24,200,822
Gross income (loss)	(552,481)	1,320,700	6,202	774,421	(837,599)	1,205,647	8,233	376,281

Operating expenses:
Selling, general and administrative	2,622,016	-	337,955	2,959,971	4,238,281	-	801,887	5,040,168
Total operating expenses	2,622,016	-	337,955	2,959,971	4,238,281	-	801,887	5,040,168
				-				-
Income (loss) from operations	(3,174,497)	1,320,700	(331,753)	(2,185,550)	(5,075,880)	1,205,647	(793,654)	(4,663,887)

Other income (expense):
Interest expense	-	-	(54,248)	(54,248)	-	-	(108,496)	(108,496)
Other income	5,942	-	-	5,942	34,917	-	-	34,917
Loss on conversion of accrued interest	-	-	(60,000)	(60,000)	-	-	(60,000)	(60,000)
Total other income (expense), net	5,942	-	(114,248)	(108,306)	34,917	-	(168,496)	(133,579)

Provision for income taxes	-	-	-	-	-	-	-	-
Net income (loss)	$(3,168,555)	$1,320,700	$(446,001)	$(2,293,856)	$(5,040,963)	$1,205,647	$(962,150)	$(4,797,466)
Preferred stock interest	-	-	60,000	60,000	-	-	120,000	120,000
Net income (loss) available to common shareholders	$(3,168,555)	$1,320,700	$(506,001)	$(2,353,856)	$(5,040,963)	$1,205,647	$(1,082,150)	$(4,917,466)

Financial statement information by operating segment for the three and six months ended June 30, 2024 is presented below:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
Assets	Ranco-Legacy	Ranco-AGP	CFN	Consolidated	Ranco-Legacy	Ranco-AGP	CFN	Consolidated
Total Assets	$5,917,412	$-	$225,003	$6,142,415	$5,917,412	$-	$225,003	$6,142,415

	Ranco-Legacy	Ranco-AGP	CFN	Consolidated	Ranco-Legacy	Ranco-AGP	CFN	Consolidated
Net revenues	$5,866,867	$-	$27,095	$5,893,962	$9,579,423	$-	$159,131	$9,738,554
Cost of revenue	4,876,751	-	1,250	4,878,001	7,015,891	-	13,945	7,029,836
Gross income (loss)	990,116	-	25,845	1,015,961	2,563,532	-	145,186	2,708,718

Operating expenses:
Selling, general and administrative	995,328	-	551,621	1,546,949	1,976,528	-	1,190,215	3,166,743
Total operating expenses	995,328	-	551,621	1,546,949	1,976,528	-	1,190,215	3,166,743
				-				-
Income (loss) from operations	(5,212)	-	(525,776)	(530,988)	587,004	-	(1,045,029)	(458,025)
				-
Other income (expense):
Interest expense	(664,863)	-	(55,561)	(720,424)	(1,329,607)	-	(111,428)	(1,441,035)
Interest income	-	-	74	74	-	-	151	151
Total other income (expense), net	(664,863)	-	(55,487)	(720,350)	(1,329,607)	-	(111,277)	(1,440,884)

Provision for income taxes	-	-	-	-	-	-	-	-
Net income (loss)	$(670,075)	$-	$(581,263)	$(1,251,338)	$(742,603)	$-	$(1,156,306)	$(1,898,909)
Preferred stock interest	-	-	60,000	60,000	-	-	120,000	120,000
Net income (loss) available to common shareholders	$(670,075)	$-	$(641,263)	$(1,311,338)	$(742,603)	$-	$(1,276,306)	$(2,018,909)

NOTE 11: SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 14, 2025, the date the consolidated financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

On July 1, 2025, the Company completed the acquisition of J Street Capital Partners, LLC, a Florida limited liability company, an importer and wholesaler of alcoholic beverages. As consideration, the Company issued 150,000 shares of its common stock to the seller. J Street's financial results will be included in the Company’s consolidated results beginning in the third quarter of 2025.

On July 11, 2025, the Company effected a 1-for-10 reverse stock split of its common stock. No fractional shares were issued, and any such amounts were rounded up to the nearest whole share. The reverse split did not impact the total number of authorized shares or par value. Post-split shares began trading on the OTCQB under the same symbol, “CNFN,” on July 14, 2025, with a new CUSIP number (12529C 308).

On August 14, 2025, following negotiation with Emerging Growth, LLC, the holder of all 3,000 shares of the Company’s Series B Preferred Stock, the Company filed a Certificate of Amendment to its Certificate of Designation of Series B Preferred Stock with the Secretary of State of the State of Delaware pursuant to which the Certificate of Designation of Series B Preferred Stock was amended to increase the dividend rate of 6% per annum on the Series B Preferred Stock to 12% per annum, effective August 1, 2025.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2024. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information’’ elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

On July 1, 2023, the Company, through its wholly owned subsidiary, RANCO, LLC, a Delaware limited liability company, or  Ranco, acquired assets from RAN CoPacking Solutions LLC, a California limited liability company, or the Acquisition which consists of assets for co-packing and white label manufacturing services, including comprehensive solutions for third party logistics (3PL) related areas such as storage, order fulfillment, solutions for custom packaging and hardware needs for many different industries, and media and design services, along with strategic marketing support, to help clients establish and enhance their brand presence in the market. Also on July 1, 2023, Ranco entered into the Packwoods Private Label Services and Intellectual Property Licensing Agreement, or the Licensing Agreement, with PW Industries LLC, a Wyoming limited liability company, or PW, RS Distributions LLC, a Delaware limited liability company, or RS, and Packaging Innovations LLC, a Wyoming limited liability company, or PI, and together with PW and RS, the Licensors, for the exclusive manufacturing, packaging and distribution of, and wholesale and retail sales of a variety hemp-based inhalable (pre-roll and vaporizer), edible products, and disposable nicotine-related inhalable vaporizer products, and the purchase of packaging materials to be used with Packwoods-branded cannabis products (containing more than 0.3% delta-9 THC by weight) and the distribution of those packaging materials to licensed cannabis manufacturers designated by PW, using the Licensor’s licensed property for a 5 year exclusive term, subject to certain exclusions.

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

Ranco performs services including white label manufacturing and co-packing for customers.  Customers will drop off their product and the Company will perform the services via their employees and contractors.  Ranco will also order products that are manufactured overseas, such as custom boxes, packaging and hardware.  In 2025, the Company began ordering nicotine-related bulk raw materials from a related party. These products are generally shipped from overseas to the customer.  Lastly, Ranco provides certain shipping and third party logistics services for customers.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following are the results of our operations for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024:

	Three Months Ended
	June 30,
	2025	2024	Change

Net revenues	$18,682,199	$5,893,962	$12,788,237
Cost of revenue	17,907,778	4,878,001	13,029,777
Gross profit	774,421	1,015,961	(241,540)

Operating expenses:
Selling, general and administrative	2,959,971	1,546,949	1,413,022
Total operating expenses	2,959,971	1,546,949	1,413,022

Profit (loss) from operations	(2,185,550)	(530,988)	(1,654,562)

Other income (expense):
Interest expense	(54,248)	(720,424)	666,176
Other income	5,942	-	5,942
Interest income	-	74	(74)
Loss on conversion of accrued interest	(60,000)	-	(60,000)
Total other income (expense), net	(108,306)	(720,350)	612,044

Provision for income taxes	-	-	-
Net loss	$(2,293,856)	$(1,251,338)	$(1,042,518)

Net Revenues

The Company’s revenues from the CFN Business are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. The Company offers different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity.  Ranco performs services including white label manufacturing and co-packing for customers.  Customers will drop off their product and the Company will perform the services via their employees and contractors.  When the services are complete, the Company has satisfied its performance obligations.  Revenue is recognized at this point in time.  Ranco will order products that are manufactured overseas, such as custom boxes, packaging and hardware. In 2025, the Company began ordering nicotine-related bulk raw materials from a related party. These products are generally shipped from overseas to the customer.  When these products are shipped out from the manufacturer, the Company has satisfied its performance obligations.  When the Company transfers control via delivery to the customer, the Company has satisfied its performance obligations. Revenue is recognized at this point in time. Lastly, Ranco provides certain shipping and third party logistics services for customers.  When the services are complete, the Company has satisfied its performance obligations.  Revenue is recognized at this point in time.

Revenues increased by $12,788,237 to $18,682,199 for the three months ended June 30, 2025, compared to $5,893,962 in the corresponding fiscal period in 2024.  The increase was primarily due to Ranco’s full integration with the Company, and its ability to acquire inventory and retain new customers in 2025.    In 2025, the Company began ordering bulk raw materials from a related party.  This new business line increased in the second quarter of 2025.

The Company’s revenue for the three-month period ended June 30, 2025 and 2024 also included $6,302 and $5,984 respectively, relating to sales of product from our e-commerce network focused on the sale of general wellness CBD products.

During the three months ended June 30, 2025, the Company’s Ranco subsidiary generated revenue of $18.6 million.

Cost of Revenue

The costs of revenue for the CFN Business consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. Cost of revenue also includes products sold, shipping costs and direct labor  in the Ranco Business.

Cost of revenue increased by $13,029,777 to $17,907,778 for the three months ended June 30, 2025, compared to $4,878,001 in the corresponding fiscal period in 2024. The increase was a result of the corresponding increase in Ranco’s revenue. Ranco’s gross profit decreased despite its ability to purchase inventory at lower costs through higher volumes, primarily due to increased shipping, freight, and delivery expenses.

Operating Expenses

The Company’s operating expenses for the three months ended June 30, 2025 were higher than those in the corresponding period in 2024 due to increased headcount and more significant operations of Ranco in 2025.

Other Income/Expense

Other income/expenses during the three months ended June 30, 2025 were due to interest expense related to notes payable and loss on conversion of accrued interest.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following are the results of our operations for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:

	Six Months Ended
	June 30,
	2025	2024	Change

Net revenues	$24,577,103	$9,738,554	$14,838,549
Cost of revenue	24,200,822	7,029,836	17,170,986
Gross profit	376,281	2,708,718	(2,332,437)

Operating expenses:
Selling, general and administrative	5,040,168	3,166,743	1,963,425
Total operating expenses	5,040,168	3,166,743	1,963,425

Profit (loss) from operations	(4,663,887)	(458,025)	(4,295,862)

Other income (expense):
Interest expense	(108,496)	(1,441,035)	1,332,539
Other income	34,917	-	34,917
Interest income	-	151	(151)
Loss on conversion of accrued interest	(60,000)	-	(60,000)
Total other income (expense), net	(133,579)	(1,440,884)	1,307,305

Provision for income taxes	-	-	-
Net loss	$(4,797,466)	$(1,898,909)	$(2,988,557)

Net Revenues

The Company’s revenues from the CFN Business are generated from the sale of promotional service packages to customers ranging from 3 to 6 months. The Company offers different packages tailored to the type and stage of the potential customer, such as public companies looking to increase their shareholder base, as well as private companies potentially looking to go public and attract capital and publicity.  Ranco performs services including white label manufacturing and co-packing for customers.  Customers will drop off their product and the Company will perform the services via their employees and contractors.  When the services are complete, the Company has satisfied its performance obligations.  Revenue is recognized at this point in time.  Ranco will order products that are manufactured overseas, such as custom boxes, packaging and hardware.  These products are generally shipped from overseas to the customer.  When these products are shipped out from the manufacturer, the Company has satisfied its performance obligations.  In 2025, the Company began ordering nicotine-based bulk raw materials from a related party (see Note 8).  When the Company transfers control via delivery to the customer, the Company has satisfied its performance obligations. Revenue is recognized at this point in time. Lastly, Ranco provides certain shipping and third party logistics services for customers.  When the services are complete, the Company has satisfied its performance obligations.  Revenue is recognized at this point in time.

Revenues increased by $14,838,549 to $24,577,103 for the six months ended June 30, 2025, compared to $9,738,554 in the corresponding fiscal period in 2024.  The increase was primarily due to Ranco’s full integration with the Company, and its ability to acquire inventory and retain new customers in 2025.  In 2025, the Company began ordering bulk raw materials from a related party.  This new business line increased in the second quarter of 2025.

During the six months ended June 30, 2025, the Company realized $0 of campaign revenue compared to $38,500 in 2024. The decrease was primarily due to a shift in efforts during the period to the Ranco Business.

The Company’s revenue for the six-month period ended June 30, 2025 and 2024 also included $8,585 and $11,559, respectively, relating to sales of product from our e-commerce network focused on the sale of general wellness CBD products.

During the six months ended June 30, 2025, the Company’s Ranco subsidiary generated revenue of $24.5 million.

Cost of Revenue

The costs of revenue for the CFN Business consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. Cost of revenue also includes products sold, shipping costs and direct labor  in the Ranco Business.

Cost of revenue increased by $17,170,986 to $24,200,822 for the six months ended June 30, 2025, compared to $7,029,836 in the corresponding fiscal period in 2024. The increase was a result of the corresponding increase in Ranco’s revenue. Ranco’s gross loss widened despite its ability to purchase inventory at lower costs through higher volumes, primarily due to increased shipping, freight, and delivery expenses.

During the six months ended June 30, 2025, the Company had $986,164 in inventory reserve expense, which was included in cost of revenue, to record inventory at its lower of cost or estimated net realizable value.

Operating Expenses

The Company’s operating expenses for the six months ended June 30, 2025 were higher than those in the corresponding period in 2024 due to increased headcount and more significant operations of Ranco in 2025.

Other Income/Expense

Other income/expenses during the six months ended June 30, 2025 were due to interest expense related to notes payable and loss on conversion of accrued interest.

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, we had $1,795,524 in unrestricted cash and $7,572,909 in notes payable.

The Company had a working capital deficit of $24,140,636 and an accumulated deficit of $83,869,689 as of June 30, 2025. The Company also had a net loss of $4,797,466 for the six months ended June 30, 2025.

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

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2025:

	Six Months Ended
	June 30,
	2025	2024
Net cash provided by operating activities	$1,580,821	$278,790
Net cash used in investing activities	$(101,745)	$(25,979)
Net cash used in financing activities	$(57,386)	$(105,988)

Net cash provided by operating activities was $1,580,821 during the six months ended June 30, 2025, compared to cash provided by operating activities of $278,790 during the same period in 2024. The increase in cash provided by operating activities was primarily due to increase of accounts payable and accrued expenses and inventory.

Net cash used in investing activities during the six months ended June 30, 2025 consisted of the purchase of property and equipment.

Net cash used in financing activities during the six months ended June 30, 2025, was $57,386, primarily due to the repayment of notes totaling $57,386. Net cash used in financing activities during the six months ended June 30, 2024, was $105,988, which included note repayments of $236,155, partially offset by contributed capital of $130,167.

Description of Indebtedness

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. In 2022, the maturity date was extended to 2024. In April 2025, the Company and the holder of the promissory note reached an agreement to extend the maturity date of the note until December 31, 2027. In connection with the extension, the Company issued 60,000 shares of its common stock to the noteholder in consideration of the extension and in lieu of $60,000 of interest accrued on the promissory note through March 31, 2025. The outstanding balance of the note was $500,000 at June 30, 2025.

On October 28, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000 The outstanding balance of the note was $2,218,000 at June 30, 2025. The note is currently in default and personally guaranteed by Anthony Zingarelli.

On September 30, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at June 30, 2025. The note is currently in default.

On June 24, 2020, the Company entered into a Loan Authorization and Agreement with the SBA under which the Company borrowed $150,000 and issued to the SBA a note and security agreement for the amount borrowed. Outstanding borrowings accrue interest at a rate of 3.75% per annum, and installment payments, including principal and interest, of $731 are due monthly and begin 12 months from the date of the loan agreement. The balance of any remaining principal and interest is due 30 years from the date of the loan agreement. As collateral for the borrowing, the Company granted the SBA a security interest in substantially all assets of the Company. The outstanding balance of the note was $124,057 at June 30, 2025.

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

On November 19, 2020, the Company’s subsidiary CNP Operating, LLC purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. In 2022, CNP Operating, LLC purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at June 30, 2025.

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note for the repayment of the amount borrowed. The promissory note is unsecured, has a maturity date of December 31, 2024 and all principal is due upon maturity. The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly commencing on December 1, 2021. The promissory note contains customary events of default permitting acceleration of repayment for nonpayment of amounts due, a bankruptcy related proceeding, breach of representations or covenants, sale of substantially all assets, and change of control. The outstanding balance of the note was $250,000 at June 30, 2025.

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. As of June 30, 2025, note payable, net of unamortized discount of $0, was $663,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. As of June 30, 2025, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15- month term and are subject to mandatory equal repayments commencing on the fourth month following issuance. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

The Company had three other notes payable with an aggregate outstanding balance of $65,767 at June 30, 2025.

Future scheduled maturities of long-term debt are as follows:

June 30,
2026	7,455,431
2027	8,772
2028	8,772
2029	8,772
Thereafter	91,162
7,572,909

The aggregate current portion of long-term debt as of June 30, 2025 amounted is $7,455,431, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

Other Outstanding Obligations at June 30, 2025

Warrants

As of June 30, 2025, 1,198,850 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of June 30, 2025, 0 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2025, in order to remediate the segregation of duties and other deficiencies initially created by the departure of our accounting department in June 2019, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other outside service providers involved with performing key elements of our disclosure and financial reporting controls. Our current financial condition, has temporarily hindered our ability to file timely reports for this reason. As a result, we have assessed our disclosure controls and controls over financial reporting as not effective.

PART II - OTHER INFORMATION

Item 5. Other Information

Given the timing of the events, the following information is included in this Form 10-Q pursuant to Item 5.03 “Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” in lieu of filing a Form 8-K.

On August 14, 2025, following negotiation with Emerging Growth, LLC, the holder of all 3,000 shares of the Company’s Series B Preferred Stock, the Company filed a Certificate of Amendment to its Certificate of Designation of Series B Preferred Stock with the Secretary of State of the State of Delaware pursuant to which the Certificate of Designation of Series B Preferred Stock was amended to increase the dividend rate of 6% per annum on the Series B Preferred Stock to 12% per annum, effective August 1, 2025.

The foregoing description of the Certificate of Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Certificate of Amendment, a copy of which is filed as Exhibit 3.2 hereto and incorporated by reference herein.

Item 6.  Exhibits

3.1	Certificate of Amendment to Certificate of Incorporation, dated July 11, 2025 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2025).

3.2	Certificate of Amendment to Certificate of Designation of Series B Preferred Stock.*

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: August 14, 2025	By:	/s/ Brian Ross
Brian Ross
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)