Form 10-Q
period 2025-09-30
CFN Enterprises Inc.
filed 2025-11-19
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 19, 2025 was 8,581,357.

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

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$102,324	$373,834
Accounts receivable, net	821,300	1,525,937
Inventories, net	1,841,691	3,376,189
Total current assets	2,765,315	5,275,960
Property and equipment, net	345,762	174,410
Intangible assets, net	21,750	-
Right of use asset	2,075,348	2,915,688
Deposits	297,269	297,269
Other assets	21,807	8,810
Total assets	$5,527,251	$8,672,137

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$9,586,928	$7,501,799
Accrued liabilities	7,151,212	6,594,724
Due to related party	501,140	501,140
Deferred revenue	112,888	115,000
Current portion of notes payable	7,433,238	7,510,624
Due to seller	1,000,000	1,000,000
Contingent consideration	208,000	208,000
Current portion of right of use liability	1,124,091	1,085,118
Total current liabilities	27,117,497	24,516,405
Right of use liability	1,008,739	1,866,262
Long-term note payable, net of current portion and discounts	117,478	119,671
Total liabilities	28,243,714	26,502,338

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 8,431,357 and 8,221,066 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8,431	8,221
Additional paid-in capital	61,668,587	61,113,797
Accumulated deficit	(84,393,485)	(78,952,223)
Total stockholders' deficit	(22,716,463)	(17,830,201)
Total liabilities and stockholders' deficit	$5,527,251	$8,672,137

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues	$6,645,241	$6,771,741	$31,222,344	$16,510,295
Cost of revenue	4,945,708	2,394,994	29,146,530	9,424,830
Gross profit	1,699,533	4,376,747	2,075,814	7,085,465

Operating expenses:
Selling, general and administrative	2,076,573	2,740,385	7,116,741	5,907,128
Total operating expenses	2,076,573	2,740,385	7,116,741	5,907,128

Income (loss) from operations	(377,040)	1,636,362	(5,040,927)	1,178,337

Other income (expense):
Interest expense	(56,756)	(663,513)	(165,252)	(2,104,548)
Other income	-	-	34,917	-
Interest income	-	51	-	202
Loss on conversion of accrued interest	-	-	(60,000)	-
Total other expense, net	(56,756)	(663,462)	(190,335)	(2,104,346)

Provision for income taxes	-	-	-	-
Net income (loss)	$(433,796)	$972,900	$(5,231,262)	$(926,009)
Preferred stock interest	90,000	60,000	210,000	180,000
Net income (loss) available to common shareholders	$(523,796)	$912,900	$(5,441,262)	$(1,106,009)

Net income (loss) per common share - basic and diluted	$(0.06)	$0.11	$(0.65)	$(0.13)
Weighted average common shares outstanding - basic and diluted	8,431,066	8,221,066	8,308,868	8,221,066

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2023	500	$1	3,000	$3	8,221,066	$8,221	$60,983,630	$(74,422,861)	$(13,431,006)
Contributed capital	-	-	-	-	-	-	71,000	-	71,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(647,571)	(647,571)
Balances at March 31, 2024	500	1	3,000	3	8,221,066	8,221	61,054,630	(75,130,432)	(14,067,577)
Contributed capital	-	-	-	-	-	-	59,167	-	59,167
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(1,251,338)	(1,251,338)
Balances at June 30, 2024	500	$1	3,000	$3	8,221,066	$8,221	$61,113,797	$(76,441,770)	$(15,319,748)
Contributed capital	-	-	-	-	-	-	-	-	-
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	972,900	972,900
Balances at September 30, 2024	500	$1	3,000	$3	8,221,066	$8,221	$61,113,797	$(75,528,870)	$(14,406,848)

Balance at December 31, 2024	500	$1	3,000	$3	8,221,066	$8,221	$61,113,797	$(78,952,223)	$(17,830,201)
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(2,503,610)	(2,503,610)
Balances at March 31, 2025	500	1	3,000	3	8,221,066	8,221	$61,113,797	(81,515,833)	(20,393,811)
Conversion of accrued interest into shares	-	-	-	-	60,000	60	119,940	-	120,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	(60,000)
Net loss	-	-	-	-	-	-	-	(2,293,856)	(2,293,856)
Balances at June 30, 2025	500	$1	3,000	$3	8,281,066	$8,281	$61,233,737	$(83,869,689)	$(22,627,667)
Issuance of common stock pursuant to assets acquisition	-	-	-	-	150,000	150	434,850	-	435,000
Effect of reverse stock split	-	-	-	-	291	-	-	-	-
Preferred stock interest	-	-	-	-	-	-	-	(90,000)	(90,000)
Net loss	-	-	-	-	-	-	-	(433,796)	(433,796)
Balances at September 30, 2025	500	$1	3,000	$3	8,431,357	$8,431	$61,668,587	$(84,393,485)	$(22,716,463)

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,231,262)	$(926,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,843	28,072
Amortization of right of use asset	840,340	441,603
Bad debt expense	1,186,681	1,150,076
Amortization of debt discount	-	470,767
Inventory reserve expense	986,164	-
Loss on conversion of accrued interest	60,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(482,044)	(2,567,738)
Inventories, net	961,584	(2,440,696)
Other assets	(12,997)	100
Accounts payable and accrued expenses	2,413,992	5,005,515
Deferred revenue	(2,112)	(265,182)
Right of use liability, net	(818,550)	(583,786)
Net cash provided by (used in) operating activities	(40,361)	312,722
Cash flows from investing activities:
Purchase of property and equipment, net	(151,570)	(39,300)
Net cash used in investing activities	(151,570)	(39,300)
Cash flows from financing activities:
Repayments of notes	(79,579)	(239,079)
Contributed capital	-	130,167
Net cash used in financing activities	(79,579)	(108,912)
Net change in cash and cash equivalents	(271,510)	164,510
Cash and restricted cash at beginning of period	373,834	99,192
Cash and restricted cash at end of period	$102,324	$263,702

Reconciliation of cash and restricted cash:
Cash at beginning of period	$373,834	$78,744
Restricted cash at beginning of period	-	20,448
Cash and restricted cash at beginning of period	$373,834	$99,192

Cash at end of period	$102,324	$263,702
Restricted cash at end of period	-	-
Cash and restricted cash at end of period	$102,324	$263,702

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$404,500	$285,000

Supplemental disclosure of non-cash investing and financing activities:
Accrual of preferred stock interest	$210,000	$180,000
Modification fee and conversion of accrued interest into shares	$60,000	$-
Issuance of common stock pursuant to assets acquisition	$435,000	$-
Property and equipment acquired through accounts payable	$77,625	$-

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

On May 29, 2025, the Company entered into a Securities Purchase Agreement to acquire 100% of the equity interests of J Street Capital Partners, LLC, a Florida limited liability company, or J Street, and the owner of all of the equity interests of J Street, or the J Street Seller, whereby the Company will acquire 100% of J Street from the J Street Seller. J Street is an importer and wholesaler of wines and alcoholic beverages which currently distributes its products to Nevada, New York, New Jersey, Florida and California and its customers include bars, restaurants, casinos and hotels. The acquisition of J Street closed on July 1, 2025 and in connection with the acquisition, the Company issued 150,000 shares of the Company’s common stock to the J Street Seller.

The Company’s current operations consist of the sponsored content and marketing business, or the CFN Business, from the assets acquired pursuant to the Emerging Growth Agreement, and business of Ranco, or the Ranco Business, and the business of J Street, or the J Street Business.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $24,352,182 and an accumulated deficit of $84,393,485 as of September 30, 2025. The Company also had a net loss of $5,231,262 for the nine months ended September 30, 2025.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the CFN Business, growing the  Ranco Business, growing the newly acquired J Street Business managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness cannabidiol, or CBD, products.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries CNP Operating, a Delaware limited liability company, CNP of Wyoming, LLC, a Colorado limited liability company, Ranco, LLC, a Delaware limited liability company, and J Street Capital Partners, LLC, a Florida limited liability company. All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023, which are included in the Company’s December 31, 2024 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 15, 2025. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended September 30, 2025 are not necessarily indicative of results for the entire year ending December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid, temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025, the Company had no restricted cash balance. Consequently, there are no amounts included as restricted cash in the total cash and cash equivalents presented on the accompanying unaudited condensed consolidated statement of cash flows.

Accounts Receivable

The Company’s account receivables for the CFN Business are due from customers relating to contracts to provide investor relation services for the CFN Business. For the Ranco Business, accounts receivables are due from customers for products sold and manufacturing, packing and labeling services provided.  Collateral is currently not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts as of September 30, 2025 and December 31, 2024 amounted to $3,131,009 and $1,964,327, respectively.

Inventory

The Company’s inventory consists of finished goods acquired for its Ranco business, as well as wine inventory acquired pursuant to the J Street acquisition.  The inventory is valued at the lower of cost (specific identification) or estimated net realizable value. As of September 30, 2025, the Company valued the inventory at $1,841,691. During the nine months ended September 30, 2025, the Company had $986,164 in inventory reserve expense, which was included in cost of revenue, to record inventory at its lower of cost or estimated net realizable value.  Of the inventory on hand, $412,842 pertained to J Street wine inventory and the remaining was Ranco products.

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

Concentrations

The Company had two customers which accounted for 56% of gross accounts receivable as of September 30, 2025. During the three and nine months ended September 30, 2025, two customers accounted for 66% and 56% of the Company’s revenues, respectively. The Company may be negatively affected by the loss of one of these customers.

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

J Street Business

J Street will commence generating revenue via the sale of wine and other alcoholic beverages to customers including bars, restaurants, casinos and hotels.  When these products are shipped out, the Company has satisfied its performance obligations. Revenue is recognized at this point in time.  J Street had nominal revenues in the third quarter of 2025.

Disaggregation of Revenue

The following is a disaggregation of revenue for the three months and nine months ended September 30, 2025 and 2024 respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Services (CFN and Ranco services)	$588,134	$215,294	$2,585,421	$3,304,941
Products	6,040,134	5,484,766	23,367,457	11,534,990
Shipping and logistics	16,973	1,071,681	5,269,466	1,670,364
	$6,645,241	$6,771,741	$31,222,344	$16,510,295

Contract Liabilities

In some instances, customers provide payment before the Company has satisfied its performance obligations. These amounts are recorded to deferred revenue. As of September 30, 2025 and December 31, 2024, the Company had $112,888 and $115,000, respectively in deferred revenue.

Cost of Revenue

Cost of revenue includes direct labor and materials.  Cost of revenues also includes inbound and outbound shipping, freight and delivery costs. During the nine months ended September 30, 2025, the Company had $986,164 in inventory reserve expense, which was included in cost of revenue, to record inventory at its lower of cost or estimated net realizable value.

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

Ranco Earnout

The Ranco Agreement contains an earn out provision providing for the issuance of (i) 800,000 shares of Company common stock to be issued upon Ranco achieving $19 million in gross revenue attributable to the Purchased Assets and a net profit of $3.9 million within the twelve month period beginning three months from the closing of the Acquisition, or the First Earnout Period, and (ii) 800,000 shares of Company common stock to be issued upon Ranco achieving $29 million in gross revenue attributable to the Purchased Assets and a net profit of $5.9 million within the twelve month period beginning on the day immediately following the end of the First Earnout Period. The conditions for both the First and Second Earnout Period were not met, and no such shares were issued.

The Company utilized a probability weighted scenario based on the earnout provisions above and determined the fair value of the contingent consideration was $208,000, which is a Level 3 financial instrument. There was no change to the fair value for the contingent consideration as of September 30, 2025.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses for the three months ended September 30, 2025 and 2024 amounted to $176,869 and $45,216, respectively. Advertising expenses for the nine months ended September 30, 2025 and 2024 amounted to $307,258 and $129,925, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants (calculated using the modified-treasury stock method). As of September 30, 2025, the Company had no outstanding stock options, 1,198,850 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As of September 30, 2024, the Company had no outstanding stock options, 1,198,850 outstanding warrants and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive. As a result, the basic and diluted earnings per share are the same for each of the periods presented.

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

Under Topic 842, the Company determines if an arrangement is a lease at inception. Right of use, or ROU, assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement and leases with an initial term of 12 months or less are not included in lease liabilities or ROU asset. As most leases do not provide an implicit rate, a rate which approximates the Company’s incremental borrowing rate is used, based on the information available at commencement date, in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred. Lease agreements generally do not contain residual value guarantees or restrictive covenants. Over the lease term, the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized in a manner that results in straight-line expense recognition.

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

On July 1, 2023, the Company issued 4,000,000 shares of common stock pursuant to the Asset Purchase Agreement for a fair value of $8,000,000, or $2.00 per share.

Pursuant to the Asset Purchase Agreement, the Company owes the Seller $1,000,000 in cash consideration.  The amount was recorded as a due to seller liability on the consolidated balance sheet.  As of September 30, 2025, no payments were made.

In accordance with the Earn Out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of $208,000 based on the fair value of the shares at the acquisition date and probabilities of the respective Earn Out terms.  There was no change in fair value of the contingent consideration at September 30, 2025.

J Street Capital Partners, LLC

On May 29, 2025, the Company entered into a Securities Purchase Agreement to acquire 100% of the equity interests of J Street. The acquisition closed on July 1, 2025. In connection with the acquisition, the Company issued 150,000 shares of its common stock to the J Street Seller as consideration for the acquisition.

J Street was historically engaged in the import and wholesale distribution of wines and alcoholic beverages in various U.S. states, including Nevada, New York, New Jersey, Florida, and California. The Company intends to restructure J Street’s activities and integrate the acquired assets into its existing operations rather than continue J Street’s prior operations, which were minimal at the time of acquisition.

The assets acquired primarily consisted of inventory, export and distribution licenses, and intellectual property (trademarks and formulations). No workforce, operating platform, or other substantive processes were acquired.  There is no continuation of J Street’s standalone operations after the transaction. The Company’s intent is to repurpose the assets acquired as part of a broader restructuring strategy, and utilize CFN and Ranco’s relationships to commercialize the underlying inventory and licenses obtained. Lastly, substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets.  As such, the transaction did not meet the definition of a business under ASC 805, Business Combinations, and has been accounted for as an asset acquisition under ASC 805-50.

The fair value of the consideration transferred was determined based on the market price of the Company’s common stock on the acquisition date:

Common stock (150,000 shares @ $2.90 per share)	$435,000
Purchase price consideration	$435,000

The purchase price was allocated to the identifiable assets acquired based on their relative fair values as follows:

Inventories	$413,250
Trademarks and Licenses	21,750
Purchase price consideration	$435,000

NOTE 4: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	September 30,	December 31,
	2025	2024
Machinery & equipment	$323,967	$94,830
Furniture and equipment and leasehold improvements	14,773	14,773
Tradeshow booth	174,466	174,409
	513,206	284,012
Less: Accumulated depreciation	(167,444)	(109,602)
	$345,762	$174,410

Depreciation expense for the three months ended September 30, 2025 and 2024 amounted to $30,409 and $10,162, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 amounted to $57,843 and $28,072 respectively.

NOTE 5: NOTES PAYABLE

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. In 2022, the maturity date was extended to 2024. In April 2025, the Company and the holder of the promissory note reached an agreement to extend the maturity date of the note until December 31, 2027. In connection with the extension, the Company issued 60,000 shares of its common stock to the noteholder in consideration of the extension and in lieu of $60,000 of interest accrued on the promissory note through March 31, 2025. The outstanding balance of the note was $500,000 at September 30, 2025.

On October 28, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $2,218,000 at September 30, 2025. The note is currently in default and personally guaranteed by Anthony Zingarelli.

On September 30, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at September 30, 2025. The note is currently in default.

On June 24, 2020, the Company entered into a Loan Authorization and Agreement with the SBA under which the Company borrowed $150,000 and issued to the SBA a note and security agreement for the amount borrowed. Outstanding borrowings accrue interest at a rate of 3.75% per annum, and installment payments, including principal and interest, of $731 are due monthly and begin 12 months from the date of the loan agreement. The balance of any remaining principal and interest is due 30 years from the date of the loan agreement. As collateral for the borrowing, the Company granted the SBA a security interest in substantially all assets of the Company. The outstanding balance of the note was $121,864 at September 30, 2025.

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

On November 19, 2020, the Company’s subsidiary CNP Operating, LLC purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. In 2022, CNP Operating, LLC purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at September 30, 2025.

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note for the repayment of the amount borrowed. The promissory note is unsecured, has a maturity date of December 31, 2024 and all principal is due upon maturity. The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly commencing on December 1, 2021. The promissory note contains customary events of default permitting acceleration of repayment for nonpayment of amounts due, a bankruptcy related proceeding, breach of representations or covenants, sale of substantially all assets, and change of control. The outstanding balance of the note was $250,000 at September 30, 2025.

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. As of September 30, 2025, note payable, net of unamortized discount of $0, was $643,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. As of September 30, 2025, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

The Company had three other notes payable with an aggregate outstanding balance of $65,767 at September 30, 2025.

Future scheduled maturities of long-term debt are as follows:

September 30,
2026	7,433,238
2027	8,772
2028	8,772
2029	8,772
Thereafter	91,162
7,550,716

The aggregate current portion of long-term debt as of September 30, 2025 amounted is $7,433,238, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

In July 2025, the Company issued 150,000 shares of common stock at a price of $2.90 per share, or total fair value of $435,000, pursuant to the J Street acquisition (See Note 3).

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.001 per share, of which 500 have been authorized as Series A Preferred Stock and 3,000 have been authorized as Series B Preferred Stock.

For the nine months ending September 30, 2025 and 2024, the Company incurred $210,000 and $180,000, respectively, of interest from the outstanding preferred stock.

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

Warrants

The following summarizes the Company’s warrant activity for the nine months ended September 30, 2025:

			Weighted-Average
			Remaining
		Weighted Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2024	1,198,850	$4.15	3.18
Granted	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2025	1,198,850	$4.15	2.43

Vested and expected to vest at September 30, 2025	1,198,850	$4.15	2.43
Exercisable at September 30, 2025	1,198,850	$4.15	2.43

As of September 30, 2025, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

Options

The Company had a Stock Option Plan, or the Plan, under which the total number of shares of capital stock of the Company that may be subject to options under the Plan was 150,000 shares of Common Stock from either authorized but unissued shares or treasury shares. The Plan expired on December 14, 2016.

As of September 30, 2025, there were no outstanding options.

NOTE 7: LEASES

On April 1, 2023, Emerging Growth LLC entered into a modification of the existing lease agreement for its premises in Whitefish, Montana commencing April 11, 2023, for a period of five years at a rate of $3,750 per month, which lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase. In connection with this lease, the Company recorded a ROU asset and liability of $187,863. During the nine months ended September 30, 2025, the lease was further modified to remove the 3% rent increase provision. As a result of this modification, the Company recorded a new ROU asset of $108,812 and a lease liability of $108,701.

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

In May 2025, the Company entered into a lease for office space in Las Vegas, Nevada.  The lease expires in May 2026 and has a monthly base rent of $1,015.

The following is a summary of related liabilities for all non-cancelable operating leases:

	September 30,	December 31,
	2025	2024
Operating leases
Assets
Right of use asset	$2,075,348	$2,915,688

Liabilities
Current portion of right of use liability	$1,124,091	$1,085,118
Right of use liability	1,008,739	1,866,262
Total operating lease liabilities	$2,132,830	$2,951,380

Weighted average remaining lease term (years)	1.43	2.18
Weighted average discount rate	10.00%	10.00%

NOTE 8: RELATED PARTY TRANSACTIONS

As of September 30, 2025 and December 31, 2024, there was $501,140 and $501,140, respectively, in amounts due to related parties, including $428,700 due to CSIS. The advances are unsecured, non-interest bearing and due on demand.

During the nine months ended September 30, 2025, Ranco LLC purchased products aggregating $16,456,063 from AGP Holdings LLC, an entity wholly owned by Allen Park, the Company’s Chief Operating Officer and Controller, on arm’s length terms. The products consist of mitragynine -related bulk raw material, which is then sold by the Company to third party customers.  During the three and nine months ended September 30, 2025, cost of revenues pertaining to the related party purchases was $4,311,010 and $16,456,063, respectively. On October 1, 2025, the arrangement was terminated by the Company.

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

NOTE 10: SEGMENT REPORTING

During the nine months ended September 30, 2025 and 2024, the Company had three operating segments including:

•CFN, which is comprised of the CFN Business, the J Street Business and CNP Operating, LLC;

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

Financial statement information by operating segment for the three and nine months ended September 30, 2025 is presented below:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
Asset	Ranco-Legacy	Ranco-AGP	CFN	Consolidated	Ranco-Legacy	Ranco-AGP	CFN	Consolidated
Total Assets	$4,969,155	$-	$558,096	$5,527,251	$4,969,155	$-	$558,096	$5,527,251

	Ranco-Legacy	Ranco-AGP	CFN	Consolidated	Ranco-Legacy	Ranco-AGP	CFN	Consolidated
Net revenues	$1,842,369	$4,789,230	$13,642	$6,645,241	$13,060,187	$18,139,930	$22,227	$31,222,344
Cost of revenue	634,290	4,311,010	408	4,945,708	12,689,707	16,456,063	760	29,146,530
Gross profit	1,208,079	478,220	13,234	1,699,533	370,480	1,683,867	21,467	2,075,814

Operating expenses:
Selling, general and administrative	1,644,965	-	431,608	2,076,573	5,883,246	-	1,233,495	7,116,741
Total operating expenses	1,644,965	-	431,608	2,076,573	5,883,246	-	1,233,495	7,116,741
				-				-
Income (loss) from operations	(436,886)	478,220	(418,374)	(377,040)	(5,512,766)	1,683,867	(1,212,028)	(5,040,927)

Other income (expense):
Interest expense	(1,204)	-	(55,552)	(56,756)	(1,204)	-	(164,048)	(165,252)
Other income	-	-	-	-	34,917	-	-	34,917
Loss on conversion of accrued interest	-	-	-	-	-	-	(60,000)	(60,000)
Total other income (expense), net	(1,204)	-	(55,552)	(56,756)	33,713	-	(224,048)	(190,335)

Provision for income taxes	-	-	-	-	-	-	-	-
Net income (loss)	$(438,090)	$478,220	$(473,926)	$(433,796)	$(5,479,053)	$1,683,867	$(1,436,076)	$(5,231,262)
Preferred stock interest	-	-	90,000	90,000	-	-	210,000	210,000
Net income (loss) available to common shareholders	$(438,090)	$478,220	$(563,926)	$(523,796)	$(5,479,053)	$1,683,867	$(1,646,076)	$(5,441,262)

Financial statement information by operating segment for the three and nine months ended September 30, 2024 is presented below:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
Assets	Ranco-Legacy	Ranco-AGP	CFN	Consolidated	Ranco-Legacy	Ranco-AGP	CFN	Consolidated
Total Assets	$8,775,242	$-	$276,383	$9,051,625	$8,775,242	$-	$276,383	$9,051,625

	Ranco-Legacy	Ranco-AGP	CFN	Consolidated	Ranco-Legacy	Ranco-AGP	CFN	Consolidated
Net revenues	$6,641,670	$-	$130,071	$6,771,741	$16,221,093	$-	$289,202	$16,510,295
Cost of revenue	2,394,994	-	-	2,394,994	9,410,885	-	13,945	9,424,830
Gross profit	4,246,676	-	130,071	4,376,747	6,810,208	-	275,257	7,085,465

Operating expenses:
Selling, general and administrative	2,127,196	-	613,189	2,740,385	4,103,724	-	1,803,404	5,907,128
Total operating expenses	2,127,196	-	613,189	2,740,385	4,103,724	-	1,803,404	5,907,128
				-				-
Income (loss) from operations	2,119,480	-	(483,118)	1,636,362	2,706,484	-	(1,528,147)	1,178,337
				-
Other income (expense):
Interest expense	(607,952)	-	(55,561)	(663,513)	(1,937,559)	-	(166,989)	(2,104,548)
Interest income	-	-	51	51	-	-	202	202
Total other income (expense), net	(607,952)	-	(55,510)	(663,462)	(1,937,559)	-	(166,787)	(2,104,346)

Provision for income taxes	-	-	-	-	-	-	-	-
Net income (loss)	$1,511,528	$-	$(538,628)	$972,900	$768,925	$-	$(1,694,934)	$(926,009)
Preferred stock interest	-	-	60,000	60,000	-	-	180,000	180,000
Net income (loss) available to common shareholders	$1,511,528	$-	$(598,628)	$912,900	$768,925	$-	$(1,874,934)	$(1,106,009)

NOTE 11: SUBSEQUENT EVENTS

On November 3, 2025, the Company, through its wholly owned subsidiary, J Street Capital Partners, LLC (“J Street”), entered into and closed upon the transactions pursuant to a Securities Purchase Agreement, or the Prestige Agreement, with Thomas Hinde, the sole member of Prestige Worldwide Wine Company, LLC, or Prestige, a California limited liability company. Pursuant to the Prestige Agreement, J Street acquired 100% of the issued and outstanding membership interests of Prestige in exchange for the issuance of 150,000 shares of the Company’s common stock. As a result of the transaction, Prestige became a wholly owned subsidiary of J Street.  In connection with the acquisition of Prestige, the Company also entered into a Consulting Agreement with Wine Trends Marketing, LLC, and a Lock-Up/Leak-Out Agreement with Mr. Hinde, each effective as of the closing date.

Management has evaluated subsequent events through November 19, 2025, the date the consolidated financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

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

On July 1, 2023, the Company, through its wholly owned subsidiary, RANCO, LLC, a Delaware limited liability company, or  Ranco, acquired assets from RAN CoPacking Solutions LLC, a California limited liability company, or the Acquisition which consists of assets for co-packing and white label manufacturing services, including comprehensive solutions for third party logistics (3PL) related areas such as storage, order fulfillment, solutions for custom packaging and hardware needs for many different industries, and media and design services, along with strategic marketing support, to help clients establish and enhance their brand presence in the market. Also on July 1, 2023, Ranco entered into the Packwoods Private Label Services and Intellectual Property Licensing Agreement, or the Licensing Agreement, with PW Industries LLC, a Wyoming limited liability company, or PW, RS Distributions LLC, a Delaware limited liability company, or RS, and Packaging Innovations LLC, a Wyoming limited liability company, or PI, and together with PW and RS, the Licensors, for the exclusive manufacturing, packaging and distribution of, and wholesale and retail sales of a variety hemp-based inhalable (pre-roll and vaporizer), edible products, and disposable mitragynine -related inhalable vaporizer products, and the purchase of packaging materials to be used with Packwoods-branded cannabis products (containing more than 0.3% delta-9 THC by weight) and the distribution of those packaging materials to licensed cannabis manufacturers designated by PW, using the Licensor’s licensed property for a 5 year exclusive term, subject to certain exclusions.

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

Ranco performs services including white label manufacturing and co-packing for customers. Customers will drop off their product and the Company will perform the services via their employees and contractors. Ranco will also order products that are manufactured overseas, such as custom boxes, packaging and hardware. In 2025, the Company began ordering mitragynine-related bulk raw materials from a related party, which arrangement was terminated on October 1, 2025.  These products are generally shipped from overseas to the customer. Lastly, Ranco provides certain shipping and third party logistics services for customers.

On May 29, 2025, the Company entered into a Securities Purchase Agreement to acquire 100% of the equity interests of J Street Capital Partners, LLC, a Florida limited liability company, or J Street, and the owner of all of the equity interests of J Street, or the J Street Seller, whereby the Company will acquire 100% of J Street from the J Street Seller. J Street is an importer and wholesaler of wines and alcoholic beverages which currently distributes its products to Nevada, New York, New Jersey, Florida and California and its customers include bars, restaurants, casinos and hotels. The acquisition of J Street closed on July 1, 2025 and in connection with the acquisition, the Company issued 150,000 shares of the Company’s common stock to the J Street Seller.  The Company’s intent is to repurpose the assets acquired as part of a broader restructuring strategy, and utilize CFN and Ranco’s relationships to commercialize the underlying inventory and licenses obtained.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following are the results of our operations for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024:

	Three Months Ended
	September 30,
	2025	2024	Change	% Change

Net revenues	$6,645,241	$6,771,741	$(126,500)	-2%
Cost of revenue	4,945,708	2,394,994	2,550,714	107%
Gross profit	1,699,533	4,376,747	(2,677,214)	-61%

Operating expenses:
Selling, general and administrative	2,076,573	2,740,385	(663,812)	-24%
Total operating expenses	2,076,573	2,740,385	(663,812)	-24%

Income (loss) from operations	(377,040)	1,636,362	(2,013,402)	-123%

Other income (expense):
Interest expense	(56,756)	(663,513)	606,757	-91%
Other income	-	-	-	-
Interest income	-	51	(51)	-100%
Loss on conversion of accrued interest	-	-	-	-
Total other expense, net	(56,756)	(663,462)	606,706	-91%

Provision for income taxes	-	-	-
Net income (loss)	$(433,796)	$972,900	$(1,406,696)	-145%

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

During the three and nine months ended September 30, 2025, Ranco LLC purchased products from AGP Holdings LLC, an entity wholly owned by Allen Park, the Company’s Chief Operating Officer and Controller, on arm’s length terms. The products consist of mitragynine-related bulk raw material, which is then sold by the Company to third party customers. On October 1, 2025, this arrangement was terminated by the Company.

Revenues decreased by $126,500 to $6,645,241 for the three months ended September 30, 2025, compared to $6,771,741 in the corresponding fiscal period in 2024.  The decrease was primarily due to lower Ranco sales volumes compared to the prior-year period, driven by reduced customer demand and timing of shipments.

During the three months ended September 30, 2025, the Company realized $0 of campaign revenue compared to $16,000 in 2024. The decrease was primarily due to a shift in efforts during the period to the Ranco Business.

The Company’s revenue for the period September 30, 2025 and 2024 also included $12,826 and $27,976 respectively, relating to sales of product from its e-commerce network focused on the sale of general wellness CBD products.

Cost of Revenue

The costs of revenue for the CFN Business consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. Cost of revenue also includes products sold, shipping costs and direct labor in the Ranco Business, both legacy Ranco products and Ranco AGP products.

Cost of revenue increased by $2,550,714 to $4,945,708for the three months ended September 30, 2025, compared to $2,394,994 in the corresponding fiscal period in 2024. The increase was primarily attributable to higher product purchases and related fulfillment costs.

Operating Expenses

The decrease in operating expenses for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily attributable to lower rent and lease expenses, reduced royalty payments, and decreased legal fees.

Other Income/Expense

Other expenses during the three months ended September 30, 2025, primarily consisted of interest expense related to notes payable. The significant decrease compared to the corresponding period in 2024 was mainly due to lower interest expense as a result of debt amortization.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following are the results of our operations for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024:

	Nine Months Ended
	September 30,
	2025	2024	Change	% Change

Net revenues	$31,222,344	$16,510,295	$14,712,049	89%
Cost of revenue	29,146,530	9,424,830	19,721,700	209%
Gross profit	2,075,814	7,085,465	(5,009,651)	-71%

Operating expenses:
Selling, general and administrative	7,116,741	5,907,128	1,209,613	20%
Total operating expenses	7,116,741	5,907,128	1,209,613	20%

Income (loss) from operations	(5,040,927)	1,178,337	(6,219,264)	-528%

Other income (expense):
Interest expense	(165,252)	(2,104,548)	1,939,296	-92%
Other income	34,917	-	34,917
Interest income	-	202	(202)	-100%
Loss on conversion of accrued interest	(60,000)	-	(60,000)
Total other expense, net	(190,335)	(2,104,346)	1,914,011	-91%

Provision for income taxes	-	-	-
Net loss	$(5,231,262)	$(926,009)	$(4,305,253)	465%

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

During the three and nine months ended September 30, 2025, Ranco LLC purchased products from AGP Holdings LLC, an entity wholly owned by Allen Park, the Company’s Chief Operating Officer and Controller, on arm’s length terms. The products consist of mitragynine -related bulk raw material, which is then sold by the Company to third party customers.

Revenues increased by $14,712,049 to $31,222,344 for the nine months ended September 30, 2025, compared to $16,510,295 in the corresponding fiscal period in 2024.  The increase was primarily due to the Company’s Ranco AGP business. In 2025, the Company began ordering bulk raw materials from a related party and had $18,139,930 in sales to customers pertaining to the AGP products. On October 1, 2025, this arrangement was terminated by the Company.

During the nine months ended September 30, 2025, the Company realized $0 of campaign revenue compared to $54,500 in 2023. The decrease was primarily due to a shift in efforts during the period to the Ranco Business.

The Company’s revenue for the period September 30, 2025 and 2024 also included $21,411 and $39,535, respectively, relating to sales of product from its e-commerce network focused on the sale of general wellness CBD products.

Cost of Revenue

The costs of revenue for the CFN Business consist primarily of labor, fees paid for production of content for clients and the costs of placement of the content on various platforms. Cost of revenue also includes products sold, shipping costs and direct labor in the Ranco Business.

Cost of revenue increased by $19,721,700 to $29,146,530 for the nine months ended September 30, 2025, compared to $9,424,830 in the corresponding fiscal period in 2024. The increase was a result of the corresponding increase in Ranco’s revenue, specifically the ordering bulk raw materials per the AGP business.

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2025 were higher than those in the corresponding period in 2024 due to increased headcount and more significant operations of Ranco in 2025.

Other Income/Expense

Other income/expenses during the nine months ended September 30, 2025 were due to interest expense related to notes payable and loss on conversion of accrued interest.

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, we had $102,324 in unrestricted cash and $7,550,716 in notes payable.

The Company had a working capital deficit of $24,352,182 and an accumulated deficit of $84,393,485 as of September 30, 2025. The Company also had a net loss of $5,231,262 for the nine months ended September 30, 2025.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing its existing business acquired under the Ranco Agreement, growing the J Street Business, managing and reducing operating and overhead costs and continuing to pursue strategic transactions and opportunities including launching an e-commerce network focused on the sale of general wellness CBD, products.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Cash Flows

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2025:

	Nine Months Ended
	September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(40,361)	$312,722
Net cash used in investing activities	$(151,570)	$(39,300)
Net cash used in financing activities	$(79,579)	$(108,912)

Net cash used in operating activities was $(40,361) during the nine months ended September 30, 2025, compared to cash provided by operating activities of $312,722 during the same period in 2024. The increase in cash used in operating activities was primarily due to a higher net loss in 2025.

Net cash used in investing activities during the nine months ended September 30, 2025 consisted of the purchase of property and equipment.

Net cash used in financing activities during the nine months ended September 30, 2025 was $(79,579), primarily due to the repayment of notes totaling $79,579. Net cash used in financing activities during the nine months ended September 30, 2024, was $108,912, which included note repayments of $239,079, partially offset by contributed capital of $130,167.

Description of Indebtedness

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly on the first business day of December, March, June and September commencing December 1, 2019. In 2022, the maturity date was extended to 2024. In April 2025, the Company and the holder of the promissory note reached an agreement to extend the maturity date of the note until December 31, 2027. In connection with the extension, the Company issued 60,000 shares of its common stock to the noteholder in consideration of the extension and in lieu of $60,000 of interest accrued on the promissory note through March 31, 2025. The outstanding balance of the note was $500,000 at September 30, 2025.

On October 28, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Complete Business Solutions Group, Inc (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $2,218,000 at September 30, 2025. The note is currently in default and personally guaranteed by Anthony Zingarelli.

On September 30, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at September 30, 2025. The note is currently in default.

On June 24, 2020, the Company entered into a Loan Authorization and Agreement with the SBA under which the Company borrowed $150,000 and issued to the SBA a note and security agreement for the amount borrowed. Outstanding borrowings accrue interest at a rate of 3.75% per annum, and installment payments, including principal and interest, of $731 are due monthly and begin 12 months from the date of the loan agreement. The balance of any remaining principal and interest is due 30 years from the date of the loan agreement. As collateral for the borrowing, the Company granted the SBA a security interest in substantially all assets of the Company. The outstanding balance of the note was $121,864 at September 30, 2025.

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

On November 19, 2020, the Company’s subsidiary CNP Operating, LLC purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and mature on November 19, 2025. Imputed interest was not material. In 2022, CNP Operating, LLC purchased equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms.  The outstanding balance of the note was $48,513 at September 30, 2025.

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note for the repayment of the amount borrowed. The promissory note is unsecured, has a maturity date of December 31, 2024 and all principal is due upon maturity. The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly commencing on December 1, 2021. The promissory note contains customary events of default permitting acceleration of repayment for nonpayment of amounts due, a bankruptcy related proceeding, breach of representations or covenants, sale of substantially all assets, and change of control. The outstanding balance of the note was $250,000 at September 30, 2025.

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. As of September 30, 2025, note payable, net of unamortized discount of $0, was $643,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. As of September 30, 2025, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

The Company had three other notes payable with an aggregate outstanding balance of $65,767 at September 30, 2025.

Future scheduled maturities of long-term debt are as follows:

September 30,
2026	7,433,238
2027	8,772
2028	8,772
2029	8,772
Thereafter	91,162
7,550,716

The aggregate current portion of long-term debt as of September 30, 2025 amounted is $7,433,238, which represents the contractual principal payments due in the next 12 months period as well as any notes in default.

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

Other Outstanding Obligations at September 30, 2025

Warrants

As of September 30, 2025, 1,198,850 shares of our common stock are issuable pursuant to the exercise of warrants.

Options

As of September 30, 2025, 0 shares of our common stock are issuable pursuant to the exercise of options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2025, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, in order to remediate the segregation of duties and other deficiencies, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls as it relates to our continuing operations. In addition, we revised and improved the use of our systems for getting appropriate approvals for purchases and other activities that require authorization. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other outside service providers involved with performing key elements of our disclosure and financial reporting controls. Our current financial condition, has temporarily hindered our ability to file timely reports for this reason. As a result, we have assessed our disclosure controls and controls over financial reporting as not effective.

PART II - OTHER INFORMATION

Item 5. Other Information

Given the timing of the events, the following information is included in this Form 10-Q pursuant to Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” in lieu of filing a Form 8-K.

On November 19, 2025, the Company’s Board of Directors, or the Board, named Mario Marsillo, Jr., the Company’s current Chief Investment Officer and a director, as the Company’s Chief Business Officer, a title which more accurately reflects his responsibilities within the Company. This expanded title includes oversight of M&A activity, strategic partnerships, and support for business development across the CFN Enterprises portfolio of companies. The terms of Mr. Marsillo’s employment agreement with the Company remains unchanged.

Also on November 19, 2025, the Board terminated Allen Park, the Company’s Chief Operating Officer and Controller, for cause as defined in the Employment Agreement between the Company and Allen Park, dated July 1, 2023.

Given the timing of the events, the following information is included in this Form 10-Q pursuant to Item 7.01 “Item 7.01 Regulation FD Disclosure” in lieu of filing a Form 8-K.

On November 19, 2025, following the passage of H.R. 5371, the “Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026”, which bans intoxicating hemp-derived consumable products nationally on November 12, 2026, the Board has determined to discontinue the operations of its subsidiary Ranco LLC by December 31, 2025, and the Company has engaged a strategic advisor to advise on alternatives for Ranco LLC including potential sale, merger, or other strategic transactions.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) and15d-14(a).*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.**

101.

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Comprehensive Loss, (iv) the Statements of Changes in Stockholders’ Deficit, (v) the Statements of Cash Flows, and (vi) related notes to these financial statements.*

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: November 19, 2025	By:	/s/ Brian Ross
Brian Ross
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)