Form 10-K
period 2025-12-31
CFN Enterprises Inc.
filed 2026-04-15
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common equity voting shares of the registrant held by non-affiliates on June 30, 2025 was $4,699,680.

The number of the registrant’s shares of Common Stock outstanding as of April 15, 2026: 8,946,357

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

IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, GENERAL MARKET CONDITIONS, INCLUDING WEAKNESS IN THE ECONOMY, REGULATORY DEVELOPMENTS INCLUDING THE PASSAGE OF H.R. 5371 AND THE NATIONAL BAN ON INTOXICATING HEMP-DERIVED CONSUMABLE PRODUCTS, AND OTHER CONDITIONS WHICH ARE NOT WITHIN OUR CONTROL.

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

CFN ENTERPRISES INC.

2025 ANNUAL REPORT ON FORM 10-K

Table of Contents

PART I

Item 1. Business

Overview

CFN Enterprises Inc. is a consumer brand platform focused on the wine and beverage sector. Through our subsidiaries, including Prestige Worldwide Wine Company, LLC (“Prestige”) and J Street Capital Partners, LLC (“J Street”), we develop, produce, and scale beverage brands using direct-to-consumer commerce, performance marketing, and strategic distribution. We focus on acquiring and growing high-potential brands while leveraging operational infrastructure and digital marketing to drive long-term revenue growth.

J Street is an importer and wholesaler of wines and alcoholic beverages which currently distributes its products to Nevada, New York, New Jersey, Florida and California, and its customers include bars, restaurants, casinos and hotels. Prestige is a winemaking consulting company that provides winemaking services to third parties. The acquisition of Prestige includes its global trademarks, intellectual property, proprietary wine formulations and its distributor network and client base.

We also operate CFN Media (the “CFN Business”), a digital marketing agency specializing in compliant, turnkey ad campaigns for the global cannabis, hemp and wellness industries. We also own CNP Operating, a cannabidiol manufacturer whose operations were wound down in 2022 and 2023.

During the fourth quarter of 2025, we discontinued the operations of our wholly owned subsidiary Ranco LLC (“Ranco”), which had operated a white-label manufacturing and co-packing business for the hemp and wellness industries. On November 19, 2025, our Board of Directors formally approved a plan to discontinue and wind down Ranco’s operations following the passage of H.R. 5371, which bans intoxicating hemp-derived consumable products nationally effective November 12, 2026. As of December 31, 2025, Ranco had substantially ceased active operations and is classified as a discontinued operation. See “Item 8 – Note 12: Discontinued Operations” for additional information.

Our principal offices are located at 600 E. 8th Street, Whitefish, Montana 59937. Our telephone number there is: (833) 420-2636. Our corporate website is: www.cfnenterprisesinc.com, the contents of which are not part of this annual report.

Our Common Stock is quoted on the OTCQB Marketplace under the symbol “CNFN.”

Recent Acquisitions

J Street Capital Partners, LLC

On May 29, 2025, the Company entered into a Securities Purchase Agreement to acquire 100% of the equity interests of J Street Capital Partners, LLC, a Florida limited liability company. The acquisition closed on July 1, 2025, and in connection therewith, the Company issued 150,000 shares of its common stock to the seller. J Street was historically engaged in the import and wholesale distribution of wines and alcoholic beverages. The transaction was accounted for as an asset acquisition under ASC 805-50, as substantially all of the fair value of the gross assets acquired was concentrated in inventory and intangible assets (trademarks and licenses), and no substantive processes or workforce were acquired. The total purchase consideration of $435,000 (150,000 shares at $2.90 per share) was allocated to inventories ($413,250) and trademarks and licenses ($21,750).

Prestige Worldwide Wine Company, LLC

On November 3, 2025, the Company, through J Street, acquired 100% of the issued and outstanding membership interests of Prestige Worldwide Wine Company, LLC, a California limited liability company, from Thomas Hinde pursuant to a Securities Purchase Agreement. Prestige is a winemaking consulting company that provides winemaking services to third parties. The acquisition of Prestige includes its global wine-related trademarks, intellectual property, proprietary wine formulations and its distributor network and client base. In connection with the acquisition, the Company issued 150,000 shares of its common stock. The transaction was accounted for as an asset acquisition under ASC 805-50. See “Item 8 – Note 3: Asset Acquisitions” for additional information.

In connection with the Prestige acquisition, the Company also entered into a one-year Consulting Agreement with Wine Trends Marketing, LLC, an entity controlled by Mr. Hinde, for winemaking services at an annual fee of $120,000, and a Lock-Up/Leak-Out Agreement with Mr. Hinde providing for a 12-month lock-up period and a 48-month leak-out period on the shares issued.

Interstice Cellars LLC

In October 2025, the Company, through J Street, participated in the formation of Interstice Cellars LLC (“Interstice”), a Delaware limited liability company, formed to operate as a developer and retailer of specialty wines. J Street serves as the managing member and holds a 51% membership interest ($165,000 capital contribution). The remaining 49% is held by two unaffiliated members, Alpha Echo Consulting LLC (24.5%) and J Vision Investments LLC (24.5%), each contributing $30,000. The Company consolidates Interstice and records a non-controlling interest for the 49% not owned by J Street. See “Item 8 – Note 9: Non-Controlling Interests” for additional information.

Description of Our Business Segments

CFN/Wine Segment

This segment includes the operations of J Street, Prestige, Interstice Cellars, the CFN Media business, and the legacy CNP Operating subsidiary. J Street generates revenue through the sale of wine and other alcoholic beverages to customers including bars, restaurants, casinos and hotels. Prestige generates revenue through winemaking consulting services. The CFN Business generates revenue through sponsored content, including articles, press releases, videos, podcasts, advertisements and other media, email advertisements and other marketing campaigns run on behalf of public and private companies in the cannabis, hemp and wellness industries.

Ranco-AGP Segment

This segment consisted of the related party transactions with AGP Holdings LLC, an entity wholly owned by Allen Park, the Company’s former Chief Operating Officer and Controller, on arm’s length terms. The products consisted of mitragynine-related bulk raw material, which was then sold by the Company to third-party customers. On October 1, 2025, the arrangement was terminated by the Company. Effective with the classification of Ranco as a discontinued operation in the fourth quarter of 2025, the results of this segment are presented within discontinued operations for all periods presented. See “Item 8 – Note 12: Discontinued Operations.”

Ranco-Legacy Segment

This segment consisted of the remaining operations of Ranco LLC, including white label manufacturing and co-packing, third-party logistics, and overseas product sourcing for the hemp and wellness industries. Effective with the classification of Ranco as a discontinued operation in the fourth quarter of 2025, the results of this segment are presented within discontinued operations for all periods presented. See “Item 8 – Note 12: Discontinued Operations.”

Competition

We compete with other importers, wholesalers, and producers in the wine and beverage sector, as well as other public relations firms and online publishers for our CFN Media business. The wine industry is highly fragmented, and we compete with a range of established and emerging brands, distributors and importers. We believe our competitive advantages include the integration of direct-to-consumer commerce, performance marketing capabilities, and the operational infrastructure obtained through recent acquisitions.

Government Regulation

Wine and Beverage Business

The production, importation, distribution and sale of alcoholic beverages is a highly regulated industry. We are subject to extensive federal, state and local laws and regulations, including those administered by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) at the federal level, and state alcohol beverage control agencies in each state where we distribute products, including California, Nevada, New York, New Jersey and Florida. These regulations govern virtually every aspect of our operations, including production, labeling, advertising, distribution, pricing, trade practices, and the maintenance of required permits and licenses. Failure to comply with applicable laws and regulations could result in the suspension or revocation of our permits and licenses, fines, or other penalties.

CFN Business

The CFN Business is regulated by rules established by the SEC, FINRA, and certain federal and state cannabis regulations.

Hemp and CBD Regulation – Impact of H.R. 5371

On November 12, 2025, the President signed H.R. 5371, the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026, which includes provisions banning intoxicating hemp-derived consumable products nationally effective November 12, 2026. This legislation was a significant factor in the Company’s decision to discontinue the operations of Ranco LLC. See “Item 1A. Risk Factors” for a discussion of the impact of this legislation.

Employees

As of December 31, 2025, we had 10 full-time employees, including all of our executive officers. This figure does not include independent contractors that are utilized. None of our employees are covered by collective bargaining agreements, and we believe our relationships with our employees to be good.

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

Our independent registered public accounting firm has expressed in its reports to our 2025 and 2024 audited consolidated financial statements a substantial doubt about our ability to continue as a going concern.

We have not generated sufficient revenues from our operations to fund our activities and are therefore dependent upon external sources for financing our operations. There is a risk that we will be unable to obtain the necessary financing to continue our operations on terms acceptable to us or at all. As a result, our independent registered public accounting firm has expressed in its auditors’ reports on the consolidated financial statements for December 31, 2025 and 2024, a substantial doubt regarding our ability to continue as a going concern.

Our resources are limited and it may impact how we implement our growth strategy which may impact our operations.

Our resources are limited. Our working capital deficit at December 31, 2025 and 2024 amounted to approximately $23.8 million and $19.2 million, respectively. As we implement our growth strategy, poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase as we continue to develop and implement our products and services.

We have a history of losses.

We have a history of losses and negative cash flows from operations. We had a net loss from continuing operations of approximately $2.0 million in 2025 and a net loss from continuing operations of approximately $2.1 million in 2024. Our operations have been financed primarily through proceeds from the issuance of equity, borrowing money through the issuance of promissory notes and use of a credit facility. We may continue to incur losses in the future.

We have substantial indebtedness and obligations to pay interest.

We currently have, and will likely continue to have, a substantial amount of indebtedness and obligations to pay interest from our preferred stock. As of December 31, 2025, we had total debt outstanding of $7,548,523. As of December 31, 2025, we had 500 shares of Series A Preferred Stock, each with a stated value of $1,000 per share which bears interest at 12% per annum, and 3,000 shares of Series B Preferred Stock, each with a stated value of $1,000 per share which bears interest at 12% per annum (increased from 6% effective August 1, 2025).

The passage of H.R. 5371 banning intoxicating hemp-derived consumable products resulted in the discontinuation of our Ranco operations and may have continuing effects on our business.

On November 12, 2025, the President signed H.R. 5371 into law, which bans intoxicating hemp-derived consumable products nationally effective November 12, 2026. As a result of this legislation and the resulting regulatory uncertainty, our Board of Directors approved a plan to discontinue the operations of Ranco LLC on November 19, 2025. Ranco had been a significant contributor to our consolidated revenues and its discontinuation has materially reduced our revenue base. We may also face costs associated with the wind-down of Ranco’s operations, including potential liabilities for unpaid vendors, lease obligations, and employee-related costs. Additionally, the discontinued operations of Ranco carry significant liabilities, including $13.3 million in current liabilities of discontinued operations as of December 31, 2025.

Our wine and beverage business is subject to extensive regulation and may face challenges in scaling operations.

The production, importation, distribution and sale of alcoholic beverages is a highly regulated industry. Our subsidiaries J Street and Prestige are required to maintain federal and state permits and licenses to operate. The loss or non-renewal of any required permits or licenses could materially adversely affect our business. Additionally, our wine and beverage operations are in early stages following recent acquisitions, and we may face challenges integrating acquired assets, building customer relationships, and achieving the scale necessary to generate meaningful revenues.

Adverse macroeconomic and geopolitical conditions, including trade policies and tariffs, may have a material adverse effect on our business.

Challenging macroeconomic conditions, including changes to international trade policies, tariffs, public health crises, disruptions in global supply chains, and changes in inflation and interest rates, may negatively impact our costs and consumer demand for our products. The U.S. administration has enacted additional or enhanced tariffs in various jurisdictions relevant to our business. Implementation of tariffs or other restrictive trade measures could materially negatively impact our results of operations, both directly and indirectly through negative effects to our supply chain.

The CFN Business provides services to persons engaged in the cannabis industry. Cannabis remains illegal under Federal law.

Despite the development of a regulated cannabis industry under the laws of certain states, these state laws regulating medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. If the U.S. Department of Justice did take action against the cannabis industry, those of our clients operating in the legal cannabis industry would be lost to us.

We face intense competition.

We compete with many established wine and beverage companies, marketing service providers, and other businesses for customers’ attention and spending. Our competitors may have substantially greater capital, longer operating histories, greater brand recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do.

Our quarterly financial results will fluctuate, making it difficult to forecast our results of operations.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are beyond our control, including variability in demand and usage for our products and services, market acceptance of new and existing services, and governmental regulations.

Dilutive securities may adversely impact our stock price.

As of December 31, 2025, 1,198,850 shares of Common Stock were issuable pursuant to the exercise of warrants.

These securities represent, as of December 31, 2025, approximately 12% of our Common Stock on a fully diluted, as exercised basis. In addition, our preferred stock is convertible into shares of our common stock at a conversion price to be mutually determined between us and the holders in the future, and could result in the issuance of a significant number of shares of common stock. The exercise of any of these options or warrants, both of which have fixed prices, or conversion of our preferred stock, may materially adversely affect the market price of our Common Stock and will have a dilutive effect on our existing stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a smaller reporting company with limited information technology infrastructure. We have implemented basic cybersecurity measures appropriate for our size and complexity. We have not experienced any material cybersecurity incidents. Our Board of Directors oversees our cybersecurity risk management as part of its overall risk oversight function.

Item 2. Properties

Our principal offices are located at 600 E. 8th Street, Whitefish, Montana 59937, pursuant to an operating lease with a term expiring in 2028 at a monthly base rent of $3,750.

In May 2025, we entered into a lease for office space in Las Vegas, Nevada. The lease expires in May 2026 and has a monthly base rent of $1,015.

In connection with the Ranco acquisition in July 2023, we assumed a lease for approximately 46,000 square feet of warehouse and manufacturing space in Los Angeles, California. The lease expires on July 31, 2027 and required monthly base rent payments of $96,634 (full premises). In connection with the classification of Ranco as a discontinued operation, this lease obligation is included in current liabilities of discontinued operations on the consolidated balance sheet as of December 31, 2025.

We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. We are not presently a party to any legal proceedings that we currently believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the OTCQB Marketplace under the symbol “CNFN.”  Quotations on the OTCQB Marketplace reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

Holders

As of April 15, 2026, there were approximately 175 holders of record of our Common Stock. This number does not reflect shareholders that hold their shares in street name.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2025, we issued the following unregistered securities:

On April 10, 2025, we issued 60,000 shares of common stock to the holder of our $500,000 promissory note in consideration of a maturity date extension and in lieu of $60,000 of accrued interest. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On July 1, 2025, we issued 150,000 shares of common stock at a price of $2.90 per share pursuant to the J Street acquisition. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act.

On November 3, 2025, we issued 150,000 shares of common stock at a price of $2.15 per share pursuant to the Prestige acquisition. The shares were issued pursuant to an exemption under Section 4(a)(2) of the Securities Act. These shares are subject to a 12-month lock-up and 48-month leak-out agreement.

Reverse Stock Split

On July 11, 2025, we effected a 1-for-10 reverse stock split of our common stock. No fractional shares were issued, and any fractional shares were rounded up to the nearest whole share. The reverse stock split did not affect the number of authorized shares or the par value of the common stock. All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

CFN Enterprises Inc. is a consumer brand platform focused on the wine and beverage sector. Through our subsidiaries, including Prestige Worldwide Wine Company and J Street Capital Partners, we develop, produce, and scale beverage brands using direct-to-consumer commerce, performance marketing, and strategic distribution.

During 2025, we undertook significant strategic actions, including the acquisition of J Street (July 1, 2025) and Prestige (November 3, 2025), the formation of the Interstice Cellars LLC joint venture, and the discontinuation of our Ranco subsidiary following the passage of H.R. 5371.

Our continuing operations now consist primarily of the wine and beverage business conducted through J Street and Prestige, together with the CFN Media business.

Results of Operations for the Years Ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024	Change	% Change

Net revenues	$36,297	$321,352	$(285,055)	-89%
Cost of revenue	352	25,445	(25,093)	-99%
Gross profit	35,945	295,907	(259,962)	-88%

Operating expenses:
Selling, general and administrative	1,748,162	2,274,779	(526,617)	-23%
Total operating expenses	1,748,162	2,274,779	(526,617)	-23%

Loss from operations	(1,712,217)	(1,978,872)	266,655	13%

Other income (expense):
Interest expense	(219,380)	(218,611)	(769)	0%
Other income	208,048	250,000	(41,952)
Interest income	-	202	(202)	-100%
Loss on conversion of accrued interest	(60,000)	-	(60,000)
Total other expense, net	(71,332)	31,591	(102,923)	-326%

Provision for income taxes	-	-	-
Net loss	$(1,783,549)	$(1,947,281)	$163,732	-9%

Net Revenues

Net revenues from continuing operations decreased to $36,297 for the year ended December 31, 2025, compared to $321,352 for the year ended December 31, 2024. The decrease was primarily attributable to reduced sponsored content activity in the CFN Media business during fiscal 2025, partially offset by revenue from the newly acquired J Street and Prestige operations which commenced operations in the second half of 2025. Continuing operations revenue for fiscal 2025 consisted primarily of CFN Media sponsored content services and initial wine sales from J Street and Prestige.

Cost of Revenue

Cost of revenue from continuing operations decreased to $352 for the year ended December 31, 2025, compared to $25,445 for the year ended December 31, 2024, commensurate with the decrease in revenues from continuing operations.

Operating Expenses

Selling, general and administrative expenses from continuing operations were $1,748,162 for the year ended December 31, 2025, compared to $2,274,779 for the year ended December 31, 2024. The decrease of $526,617 was primarily due to reduced compensation and professional fees in the CFN Media business and a reduction in overhead costs as the Company streamlined its continuing operations, partially offset by increased costs associated with the new wine and beverage operations and transaction costs related to the J Street and Prestige acquisitions.

Other Income (Expense)

Total other expense, net from continuing operations was $71,332 for the year ended December 31, 2025, compared to other income, net of $120,642 for the year ended December 31, 2024. Interest expense was $219,380 for fiscal 2025 compared to $218,611 for fiscal 2024. Other income of $208,048 in fiscal 2025 resulted primarily from the reversal of the Ranco contingent consideration liability. The Company also incurred a $60,000 loss on conversion of accrued interest in connection with shares issued to extend the maturity of a promissory note.

Net Loss from Continuing Operations

Net loss from continuing operations was $1,783,549 for the year ended December 31, 2025, compared to $1,858,230 for the year ended December 31, 2024.

Discontinued Operations

Net loss from discontinued operations was $4,716,689 for the year ended December 31, 2025, compared to $2,431,132 for the year ended December 31, 2024. The loss from discontinued operations in 2025 included revenue of $31,246,881, cost of revenue of $27,182,144, selling general and administrative expenses of $7,805,684, impairment of long-lived assets of $1,998,538, and bad debt expense. The increase in the discontinued operations loss was primarily attributable to impairment charges and increased bad debt expense recognized in connection with the wind-down of Ranco’s operations.

Net Loss

Total net loss was $6,815,238 for the year ended December 31, 2025, compared to $4,529,362 for the year ended December 31, 2024.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, we had $197,951 in cash and $3,504,440 in notes payable, as well as $4,044,083 in notes payable classified within discontinued operations.

The Company had a working capital deficit of $23,975,387 and an accumulated deficit of $85,767,461 as of December 31, 2025. The Company also had a net loss of $6,815,238 for the year ended December 31, 2025.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the J Street and Prestige wine and beverage businesses, managing and reducing operating and overhead costs, and continuing to pursue strategic transactions and opportunities.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Cash Flows

	Year Ended
	December 31,
	2025	2024
Net cash provided by (used in) operating activities	$(85,567)	$442,786
Net cash used in investing activities	$(233,544)	$(57,039)
Net cash provided by (used in) financing activities	$143,228	$(111,105)

Net cash used in operating activities from continuing operations was $(2,134,692) during the year ended December 31, 2025. Net cash provided by operating activities from discontinued operations was $2,049,125. Total net cash used in operating activities was $(85,567).

Net cash used in investing activities was $(233,544) during the year ended December 31, 2025, consisting entirely of investing activities of discontinued operations (purchases of property and equipment by Ranco).

Net cash provided by financing activities was $143,228 during the year ended December 31, 2025, consisting of $165,000 in advances from related parties and $60,000 in capital contributions from the Interstice Cellars joint venture partners, partially offset by $8,772 in note repayments from continuing operations and $73,000 used in financing activities of discontinued operations.

Description of Indebtedness

The following is a summary of the Company’s notes payable from continuing operations as of December 31, 2025 and 2024. Notes payable related to the discontinued operations of Ranco LLC ($4,044,083 at December 31, 2025) are presented within current liabilities of discontinued operations on the consolidated balance sheet. See Note 12 – Discontinued Operations.

The December 31, 2024 balances presented below include Ranco’s notes payable as the prior-period balance sheet is not retrospectively reclassified for discontinued operations under ASC 205-20.

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly. In 2022, the maturity date was extended to 2024. In April 2025, the Company and the holder reached an agreement to extend the maturity date to December 31, 2027. In connection with the extension, the Company issued 60,000 shares of its common stock to the noteholder in consideration of the extension and in lieu of $60,000 of interest accrued on the note through March 31, 2025. The issuance of shares was recorded as a loss on conversion of accrued interest of $60,000 in the consolidated statement of operations. The outstanding balance of the note was $500,000 at both December 31, 2025 and December 31, 2024.

On October 28, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Complete Business Solutions Group, Inc. (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $2,218,000 at both December 31, 2025 and December 31, 2024. The note is currently in default and personally guaranteed by Anthony Zingarelli.

On September 30, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at both December 31, 2025 and December 31, 2024. The note is currently in default.

On May 12, 2021, the Company’s subsidiary CNP Operating, LLC restructured the CBSG note payable of $2,957,000, the Eagle #1 note payable of $550,000 and the Eagle #2 note payable of $300,000 by entering into a payment and indemnification agreement with the receivers/trustee of CBSG and Eagle. The receiver agreed that the balance of the outstanding amounts will be paid over 24 months in equal payments of $158,625. Further, the Company shall pay $20,000 per month toward the balance and Anthony Zingarelli (“Zingarelli”) and Colorado Sky Industrial Supply LLC (“CSIS”) agreed to personally pay $138,625 per month. Zingarelli is the only member of CNP Operating, LLC that signed a personal guarantee on the loans and Zingarelli is the sole member of CSIS. Zingarelli and CSIS have agreed to indemnify and hold the Company harmless from any and all losses, liabilities and claims. This note is currently in default.

On June 24, 2020, the Company entered into a Loan Authorization and Agreement with the SBA under which the Company borrowed $150,000 and issued to the SBA a note and security agreement. Outstanding borrowings accrue interest at a rate of 3.75% per annum, and installment payments, including principal and interest, of $731 are due monthly beginning 12 months from the date of the loan agreement. The balance of any remaining principal and interest is due 30 years from the date of the loan agreement. As collateral, the Company granted the SBA a security interest in substantially all assets of the Company. The outstanding balance of the note was $119,671 at December 31, 2025 (of which $8,772 was classified as current and $110,899 as long-term) and $119,671 at December 31, 2024.

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note. The note is unsecured, originally had a maturity date of December 31, 2024, and all principal is due upon maturity. The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly. The note contains customary events of default. The outstanding balance of the note was $250,000 at both December 31, 2025 and December 31, 2024. The note is currently in default.

In November 2020 and 2022, the Company’s subsidiary CNP Operating, LLC purchased equipment totaling $113,111 which was financed at zero interest rate with monthly payments of $968 for 60 months. Imputed interest was not material. The outstanding balance was $48,513 at December 31, 2025.

Ranco Notes (Discontinued Operations)

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000. The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. As of December 31, 2025, note payable, net of unamortized discount of $0, was $643,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000. The notes are unsecured and have a maturity date 15 months following their issuance. As of December 31, 2025, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future scheduled maturities of long-term debt are as follows:

December 31,
2026	$3,393,541
2027	8,772
2028	8,772
2029	8,772
Thereafter	84,583
$3,504,440

Obligations Under Preferred Stock

On June 20, 2019, existing debtholders were issued an aggregate of 500 shares of Series A Preferred Stock, each with a stated value per share of $1,000, as conversion of $500,000 worth of outstanding promissory notes. The Series A Preferred Stock bears interest at 12% per annum.

On June 20, 2019, we issued 3,000 shares of Series B Preferred Stock, each with a stated value of $1,000 per share, to Emerging Growth, LLC as part of the Emerging Growth Agreement. The Series B Preferred Stock originally bore interest at 6% per annum. On August 14, 2025, the dividend rate was amended to 12% per annum, effective August 1, 2025.

For the year ended December 31, 2025 and 2024, the Company incurred $315,000 and $240,000, respectively, of interest from the outstanding preferred stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CFN Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CFN Enterprises, Inc. and Subsidiary (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
Dated: April 15, 2026 PCAOB ID: 587

CFN ENTERPRISES INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Current assets:
Cash	$197,951	$373,834
Accounts receivable, net	-	1,525,937
Inventories, net	516,124	3,376,189
Current assets of discontinued operations	84,799	-
Total current assets	798,874	5,275,960
Property and equipment, net	-	174,410
Intangible assets, net	331,325	-
Right of use asset	91,221	2,915,688
Deposits	-	297,269
Other assets	8,910	8,810
Total assets	$1,230,330	$8,672,137

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,918,948	$7,501,799
Accrued liabilities	3,434,716	6,594,724
Due to related party	666,140	501,140
Deferred revenue	-	115,000
Current portion of notes payable	3,393,541	7,510,624
Due to seller	1,000,000	1,000,000
Contingent consideration	-	208,000
Current portion of right of use liability	37,976	1,085,118
Current liabilities of discontinued operations	13,322,940	-
Total current liabilities	24,774,261	24,516,405
Right of use liability	53,109	1,866,262
Long-term note payable, net of current portion and discounts	110,899	119,671
Total liabilities	24,938,269	26,502,338

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of both December 31, 2025 and 2024	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of both December 31, 2025 and 2024	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 8,581,357 and 8,221,066 shares issued and outstanding as of December 31, 2025 and 2024, respectively	8,581	8,221
Additional paid-in capital	61,990,937	61,113,797
Non-controlling interests	60,000	-
Accumulated deficit	(85,767,461)	(78,952,223)
Total stockholders' deficit	(23,707,939)	(17,830,201)
Total liabilities and stockholders' deficit	$1,230,330	$8,672,137

See accompanying notes to the consolidated financial statements

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2025	2024
Net revenues	$36,297	$321,352
Cost of revenue	352	25,445
Gross profit	35,945	295,907

Operating expenses:
Selling, general and administrative	1,748,162	2,274,779
Total operating expenses	1,748,162	2,274,779

Loss from operations	(1,712,217)	(1,978,872)

Other income (expense):
Interest expense	(219,380)	(218,611)
Gain on extinguishment of debt	-	89,051
Other income	208,048	250,000
Interest income	-	202
Loss on conversion of accrued interest	(60,000)	-
Total other expense, net	(71,332)	120,642

Provision for income taxes	-	-
Net loss	(1,783,549)	(1,858,230)
Preferred stock interest	315,000	240,000
Net loss from continuing operations	(2,098,549)	(2,098,230)
Net loss from discontinued operations, net of tax	(4,716,689)	(2,431,132)
Net loss	$(6,815,238)	$(4,529,362)

Net loss per share attributable common stockholders:
Net loss from continuing operations	$(0.25)	$(0.26)
Net loss from discontinued operations, net of taxes	$(0.56)	$(0.30)
Net loss per share	$(0.81)	$(0.55)

Weighted average common shares outstanding - basic and diluted	8,363,642	8,221,066

See accompanying notes to the consolidated financial statements

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31,2023	500	$1	3,000	$3	8,221,066	$8,221	$60,983,630	$(74,422,861)	$-	$(13,431,006)
Contributed capital	-	-	-	-	-	-	130,167	-	-	130,167
Preferred stock interest	-	-	-	-	-	-	-	(240,000)	-	(240,000)
Net loss	-	-	-	-	-	-	-	(4,289,362)	-	(4,289,362)
Balance at December 31,2024	500	1	3,000	3	8,221,066	8,221	61,113,797	(78,952,223)	-	(17,830,201)
Conversion of accrued interest into shares	-	-	-	-	60,000	60	119,940	-	-	120,000
Issuance of common stock pursuant to asset acquisition	-	-	-	-	300,000	300	757,200	-	-	757,500
Capital contributions of joint venture partner							-	-	60,000	60,000
Effect of reverse stock split	-	-	-	-	291	-	-	-	-	-
Preferred stock interest	-	-	-	-	-	-	-	(315,000)	-	(315,000)
Net loss	-	-	-	-	-	-	-	(6,500,238)		(6,500,238)
Balance at December 31,2025	500	$1	3,000	$3	8,581,357	$8,581	$61,990,937	$(85,767,461)	$60,000	$(23,707,939)

See accompanying notes to the consolidated financial statements

CFN ENTERPRISES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(2,098,549)	$(1,858,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,841	1,327
Amortization of right of use asset	41,201	32,774
Bad debt expense	20,000	-
Amortization of debt discount	-	-
Contingent consideration	(208,000)	-
Loss on conversion of accrued interest	60,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	1,600	(8,600)
Inventories, net	(102,874)	-
Other assets	(100)	100
Accounts payable and accrued expenses	183,291	265,938
Deferred revenue	-	(30,167)
Right of use liability, net	(45,102)	(201,941)
Net cash used in operating activities from continuing operations	(2,134,692)	(1,798,799)
Net cash provided by operating activities from discontinued operations	2,049,125	2,330,636
Net cash (used in) provided by operating activities	(85,567)	442,786
Cash flows from investing activities:
Purchase of property and equipment, net	-	-
Net cash used in investing activities from continuing operations	-	-
Net cash used in investing activities from discontinued operations	(233,544)	(57,039)
Net cash used in investing activities	(233,544)	(57,039)
Cash flows from financing activities:
Due to related party	165,000	-
Repayments of notes	(8,772)	(8,772)
Capital contributions of joint venture partner	60,000	-
Net cash provided by financing activities from continuing operations	216,228	(8,772)
Net cash used in financing activities from discontinued operations	(73,000)	(102,333)
Net cash used provided by (used in) financing activities	143,228	(111,105)
Net change in cash and cash equivalents	(175,883)	274,642
Cash and restricted cash at beginning of year	373,834	99,192
Cash and restricted cash at end of year	$197,951	$373,834

Reconciliation of cash and restricted cash:
Cash at beginning of year	$373,834	$78,744
Restricted cash at beginning of year	-	20,448
Cash and restricted cash at beginning of year	$373,834	$99,192

Cash at end of year	$197,951	$373,834
Restricted cash at end of year	-	-
Cash and restricted cash at end of year	$197,951	$373,834

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$284,500	$285,000

Supplemental disclosure of non-cash investing and financing activities:
Accrual of preferred stock interest	$315,000	$180,000
Modification fee and conversion of accrued interest into shares	$60,000	$-
Issuance of common stock pursuant to assets acquisition	$757,500	$-

See accompanying notes to the consolidated financial statements

CFN ENTERPRISES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 15, 2019, the Company entered into an asset purchase agreement with Emerging Growth, LLC pursuant to which the Company acquired certain assets related to its sponsored content and marketing business for a purchase price consisting of $420,000 in cash, 3,000,000 shares of the Company’s common stock, and 3,000 shares of Series B preferred stock with a total stated value of $3,000,000 which bears interest at 6% per annum (subsequently amended to 12% effective August 1, 2025).

On July 1, 2023, the Company and its wholly owned subsidiary, Ranco LLC, entered into an asset purchase agreement with RAN CoPacking Solutions LLC, acquiring assets for co-packing and white label manufacturing services. See Note 12 – Discontinued Operations for additional information regarding the subsequent discontinuation of Ranco’s operations.

On July 1, 2025, the Company completed the acquisition of J Street Capital Partners, LLC, a Florida limited liability company. See Note 3 – Asset Acquisitions.

On November 3, 2025, the Company, through J Street, completed the acquisition of Prestige Worldwide Wine Company, LLC, a California limited liability company. See Note 3 – Asset Acquisitions.

In October 2025, J Street participated in the formation of a joint venture, Interstice Cellars LLC. See Note 9 – Non-Controlling Interests.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $23,975,387 and an accumulated deficit of $85,767,461 as of December 31, 2025. The Company also had a net loss of $6,815,238 for the year ended December 31, 2025.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the J Street and Prestige wine and beverage businesses, managing and reducing operating and overhead costs, and continuing to pursue strategic transactions and opportunities.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company is also pursuing discounted settlement of discontinued obligations.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the results of operations of the Company and its subsidiaries: CNP Operating, LLC, a Delaware limited liability company; Ranco LLC, a Delaware limited liability company (classified as a discontinued operation – see Note 12); J Street Capital Partners, LLC, a Florida limited liability company; Prestige Worldwide Wine Company, LLC, a California limited liability company (from November 3, 2025); and Interstice Cellars LLC, a Delaware limited liability company (from October 2025). All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation. The non-controlling interests in Interstice Cellars LLC are reported as a separate component of stockholders’ deficit.

Reverse Stock Split

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets and intangible assets, borrowing rate considered for operating lease right-of-use asset and related operating lease liability, and assumptions used in Black-Scholes valuation methods.

Cash and Cash Equivalents

The Company considers all highly liquid, temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company’s accounts receivable for the CFN Business are due from customers relating to contracts to provide investor relation services. For the wine and beverage business, accounts receivable are due from customers for products sold and services provided. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make payments. The allowance for doubtful accounts as of December 31, 2025 and 2024 amounted to $106,000 and $106,000, respectively, relating to continuing operations.

Inventory

The Company’s inventory from continuing operations consists of wine and related products acquired pursuant to the J Street and Prestige acquisitions, and the Interstice Cellars joint venture. Inventory includes finished goods (bottled wine and case goods) and work-in-progress (bulk wine in various stages of production being procured from third-party vendors by Prestige). The inventory is valued at the lower of cost (specific identification) or estimated net realizable value. As of December 31, 2025, inventory from continuing operations was $516,124, of which approximately $413,000 pertained to J Street wine inventory and approximately $103,000 pertained to work-in-progress wine inventory that Prestige is procuring from vendors.

Intangible Assets

Intangible assets consist of trademarks, licenses and intellectual property acquired in the J Street and Prestige acquisitions and are amortized on a straight-line basis over their estimated useful lives of five years. Intangible assets, net of accumulated amortization, were $331,325 and $0 at December 31, 2025 and 2024, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. The Company accounts for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable.

CFN Business

Revenue is generated from the sale of promotional service packages to customers, recognized over time as work is performed.

Wine and Beverage Business (J Street / Prestige)

J Street generates revenue through the sale of wine and other alcoholic beverages. Revenue is recognized at the point in time when products are shipped to customers. Prestige generates revenue through winemaking consulting services, recognized as services are performed.  As of December 31, 2025, there was no wine and beverage revenue.

Disaggregation of Revenue

	Year Ended
	December 31,
	2025	2024
Sponsored content services	$36,297	$321,352
	$36,297	$321,352

Fair Value of Financial Instruments

The Company accounts for assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and deferred revenue approximate fair value due to their short-term maturities. The Company’s notes payable approximate fair value due to the market rate of interest on the notes.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives of five years.

Leases

The Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective method. ROU assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term, using a rate which approximates the Company’s incremental borrowing rate of 10%.

Basic and Diluted Earnings Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. As of December 31, 2025, the Company had no outstanding stock options, 1,198,850 outstanding warrants, and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.

Segment Reporting

Following the classification of Ranco LLC as a discontinued operation in the fourth quarter of 2025, the Company operates under one continuing operating segment for the year ended December 31, 2025. Prior period segment information has been retrospectively adjusted to exclude the discontinued Ranco operations. See Note 12 – Discontinued Operations and Note 15 – Segment Reporting. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about significant segment expenses and other segment items on an interim and annual basis. The Company adopted this standard for the fiscal year ended December 31, 2024 and applied the enhanced disclosure requirements retrospectively. The adoption did not have a material impact on the Company’s consolidated financial statements, as the Company has a single reportable segment for continuing operations following the discontinued operations classification.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures including a rate reconciliation presented in both percentages and amounts using specific categories, disclosure of income taxes paid disaggregated by federal, state and foreign taxes, and other enhancements. The Company adopted this standard for the fiscal year ended December 31, 2025. The adoption resulted in enhanced disclosures but did not have a material impact on the Company’s consolidated financial statements.

Non-Controlling Interests

The Company accounts for non-controlling interests in accordance with ASC 810, Consolidation. Non-controlling interests represent the portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to the Company. Non-controlling interests are reported as a separate component of stockholders’ deficit in the consolidated balance sheets and the share of net income or loss attributable to non-controlling interests is presented separately in the consolidated statements of operations. The Company consolidates entities in which it has a controlling financial interest, which is generally determined by holding a majority voting or membership interest. In the case of limited liability companies, the Company evaluates whether it holds the power to direct the activities that most significantly impact the entity’s economic performance. As of December 31, 2025, the Company consolidates Interstice Cellars LLC, in which J Street Capital Partners, LLC holds a 51% managing membership interest. The remaining 49% is held by two unaffiliated members and is presented as non-controlling interests. See Note 9 – Non-Controlling Interests.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to provide disaggregated disclosures of certain expense categories on the face of the income statement or in the notes. The required expense categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion and amortization recognized as part of oil- and gas-producing activities. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements under Topic 718. The standard is effective for fiscal years beginning after December 15, 2024 and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3: ASSET ACQUISITIONS

J Street Capital Partners, LLC

J Street Capital Partners, LLC

On May 29, 2025, the Company entered into a Securities Purchase Agreement to acquire 100% of the equity interests of J Street Capital Partners, LLC (“J Street”), a Florida limited liability company. The acquisition closed on July 1, 2025. In connection with the acquisition, the Company issued 150,000 shares of its common stock to the seller as consideration.

J Street was historically engaged in the import and wholesale distribution of wines and alcoholic beverages in various U.S. states, including Nevada, New York, New Jersey, Florida and California. Its customers include bars, restaurants, casinos and hotels. The Company intends to integrate the acquired assets into its existing operations rather than continue J Street’s prior standalone operations, which were minimal at the time of acquisition.

The Company evaluated the acquisition under ASC 805-10-55-5A through 55-9 (the “screen test”) and concluded the transaction should be accounted for as an asset acquisition under ASC 805-50 rather than a business combination, based on the following:

•  No substantive processes acquired – The transaction did not include the transfer of an organized workforce, operational systems, manufacturing processes, or an ongoing operating platform capable of producing outputs on a standalone basis.

•  No continuation of historical operations – J Street did not have active standalone operations supported by employees, systems or processes at the acquisition date. The Company’s intent was to repurpose the acquired assets as part of a broader restructuring strategy, and utilize CFN’s existing relationships to commercialize the underlying inventory and licenses obtained.

•  Concentration of fair value – Substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable asset or group of similar identifiable assets (inventory and intangible assets), satisfying the concentration test under ASC 805-10-55-5A.

The fair value of the consideration transferred was determined based on the closing market price of the Company’s common stock on the acquisition date of $2.90 per share (post-reverse stock split). Under ASC 805-50-30-1, the cost of an asset acquisition is the consideration transferred, measured at the acquisition date. No goodwill is recognized in an asset acquisition. Transaction costs are capitalized as part of the cost of the acquired assets.

Common stock (150,000 shares @ $2.90 per share)	$435,000
Purchase price consideration	$435,000

The purchase price was allocated to the identifiable assets acquired based on their relative fair values as follows:

Inventories	$413,250
Trademarks and Licenses	21,750
Purchase price consideration	$435,000

The purchase price was allocated to the identifiable assets acquired on a relative fair value basis in accordance with ASC 805-50-30-3. No liabilities were assumed at closing. The trademarks and licenses are being amortized on a straight-line basis over their estimated useful life of five years.

Prestige Worldwide Wine Company, LLC

On November 3, 2025, the Company, through its wholly owned subsidiary J Street, acquired 100% of the issued and outstanding membership interests of Prestige Worldwide Wine Company, LLC (“Prestige”), a California limited liability company, from Thomas Hinde (the sole member) pursuant to a Securities Purchase Agreement. In connection with the acquisition, the Company issued 150,000 shares of its common stock to Mr. Hinde.

Prestige is a winemaking consulting company that provides winemaking services to third parties. The assets acquired primarily consist of global wine-related trademarks, intellectual property and branding rights, proprietary wine formulations and related know-how, and distributor and customer relationships.

The Company evaluated the acquisition under ASC 805 and concluded the transaction should be accounted for as an asset acquisition under ASC 805-50, based on the following:

•  No substantive processes acquired – The transaction did not include the transfer of an organized workforce, operational systems, manufacturing processes, or an ongoing operating platform capable of producing outputs on a standalone basis.

•  Consulting agreement is a separate post-acquisition arrangement – The one-year consulting agreement entered into concurrently with Wine Trends Marketing, LLC for winemaking services at $120,000 per year represents post-acquisition compensation for services and does not constitute the transfer of substantive processes under ASC 805. As of December 31, 2025, the Company had accrued approximately $20,000 for services rendered under this agreement from the November 3, 2025 acquisition date through year end.

•  No continuation of historical operations – Prestige did not have active standalone operations supported by employees, systems or processes at the acquisition date. The Company intends to integrate and commercialize the acquired intellectual property and relationships within its existing operational framework.

•  Concentration of fair value – Substantially all of the fair value of the gross assets acquired is concentrated in similar identifiable intangible assets (commercial and intellectual property rights), satisfying the concentration test under ASC 805-10-55-5A.

The fair value of the consideration transferred was determined based on the closing market price of the Company’s common stock on the acquisition date of $2.15 per share (post-reverse stock split). No discount was applied for the 12-month lock-up and 48-month leak-out restrictions on the shares issued to Mr. Hinde, as these restrictions are holder-specific and do not affect the fair value of the equity instruments under ASC 820. Under ASC 805-50, no goodwill is recognized in an asset acquisition and transaction costs are capitalized as part of the cost of the acquired assets.

Common stock (150,000 shares @ $2.15 per share)	$322,500
Purchase price consideration	$322,500

The purchase price was allocated to the identifiable assets acquired based on their relative fair values as follows:

Intangible assets (customer relationships and brand)	$322,500
Purchase price consideration	$322,500

No interest-bearing debt, contractual obligations, workforce-related liabilities, or contingent liabilities were assumed at closing. The intangible assets are being amortized on a straight-line basis over their estimated useful life of five years.

Pro Forma Information (Unaudited)

Pro forma financial information has not been presented for the J Street or Prestige acquisitions as both were accounted for as asset acquisitions under ASC 805-50 and both entities had minimal or no standalone operations at the time of acquisition. The results of J Street have been included in the Company’s consolidated statements of operations from July 1, 2025 (the acquisition date), and the results of Prestige have been included from November 3, 2025 (the acquisition date).

NOTE 4: DUE TO SELLER

RAN CoPacking Solutions LLC

The Company evaluated the Ranco Agreement pursuant to ASC 805 and ASU 2017-01, Topic 805, Business Combinations.

Total fair value of the preliminary purchase price consideration as of July 1, 2023 was determined as follows:

Cash (due to seller)	$1,000,000
Common stock	8,000,000
Contingent consideration	208,000
Purchase price consideration	$9,208,000

On July 1, 2023, the Company issued 4,000,000 (post-split) shares of common stock pursuant to the Asset Purchase Agreement for a fair value of $8,000,000, or $2.00 per share.

Pursuant to the Asset Purchase Agreement, the Company owes the Seller $1,000,000 in cash consideration.  The amount was recorded as a due to seller liability on the consolidated balance sheet.  As of December 31, 2025, no payments were made.

In accordance with the Earn Out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of $208,000 based on the fair value of the shares at the acquisition date and probabilities of the respective Earn Out terms. In connection with the discontinuation of Ranco’s operations and the passage of H.R. 5371, management determined that the Earn Out conditions were no longer probable of being achieved. Accordingly, the contingent consideration liability of $208,000 was reversed in full during the year ended December 31, 2025, and the reversal was recognized as other income in the consolidated statement of operations for continuing operations.

NOTE 5: PROPERTY AND EQUIPMENT

The Company’s property and equipment relating to continuing operations consisted of the following:

	December 31,
	2025	2024
Machinery & equipment	$50,000	$94,830
Furniture and equipment and leasehold improvements	14,773	14,773
Tradeshow booth	-	174,409
	64,773	284,012
Less: Accumulated depreciation	(64,773)	(109,602)
	$-	$174,410

NOTE 6: INTANGIBLE ASSETS

Intangible assets relate to the trademarks, licenses, intellectual property, proprietary wine formulations and customer relationships acquired in the J Street acquisition (July 1, 2025) and the Prestige acquisition (November 3, 2025). All intangible assets are definite-lived and amortized on a straight-line basis over their estimated useful lives of five years. The Company had no intangible assets as of December 31, 2024.

Intangible assets consisted of the following as of December 31, 2025:

Useful		Gross Carrying	Accumulated	Net Carrying
Life		Amount	Amortization	Amount
Trademarks and licenses (J Street)	5 years	$21,750	$(2,175)	$19,575
Customer relationships and brand (Prestige)	5 years	322,500	(10,750)	311,750
Total intangible assets		$344,250	$(12,925)	$331,325

Amortization expense for the years ended December 31, 2025 and 2024 was $12,925 and $0, respectively. The J Street intangible assets have been amortized for six months (July through December 2025) at $362.50 per month. The Prestige intangible assets have been amortized for approximately two months (November through December 2025) at $5,375 per month.

Estimated future amortization expense for intangible assets is as follows:

Year Ending December 31,	Amount
2026	$68,850
2027	68,850
2028	68,850
2029	68,850
2030	55,925
Total	$331,325

NOTE 7: NOTES PAYABLE

The following is a summary of the Company’s notes payable from continuing operations as of December 31, 2025 and 2024. Notes payable related to the discontinued operations of Ranco LLC ($4,044,083 at December 31, 2025) are presented within current liabilities of discontinued operations on the consolidated balance sheet. See Note 12 – Discontinued Operations.

The December 31, 2024 balances presented below include Ranco’s notes payable as the prior-period balance sheet is not retrospectively reclassified for discontinued operations under ASC 205-20.

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly. In 2022, the maturity date was extended to 2024. In April 2025, the Company and the holder reached an agreement to extend the maturity date to December 31, 2027. In connection with the extension, the Company issued 60,000 shares of its common stock to the noteholder in consideration of the extension and in lieu of $60,000 of interest accrued on the note through March 31,

2025. The issuance of shares was recorded as a loss on conversion of accrued interest of $60,000 in the consolidated statement of operations. The outstanding balance of the note was $500,000 at both December 31, 2025 and December 31, 2024.

On October 28, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Complete Business Solutions Group, Inc. (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $2,218,000 at both December 31, 2025 and December 31, 2024. The note is currently in default and personally guaranteed by Anthony Zingarelli.

On September 30, 2019, the Company’s subsidiary CNP Operating, LLC entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at both December 31, 2025 and December 31, 2024. The note is currently in default.

On May 12, 2021, the Company’s subsidiary CNP Operating, LLC restructured the CBSG note payable of $2,957,000, the Eagle #1 note payable of $550,000 and the Eagle #2 note payable of $300,000 by entering into a payment and indemnification agreement with the receivers/trustee of CBSG and Eagle. The receiver agreed that the balance of the outstanding amounts will be paid over 24 months in equal payments of $158,625. Further, the Company shall pay $20,000 per month toward the balance and Anthony Zingarelli (“Zingarelli”) and Colorado Sky Industrial Supply LLC (“CSIS”) agreed to personally pay $138,625 per month. Zingarelli is the only member of CNP Operating, LLC that signed a personal guarantee on the loans and Zingarelli is the sole member of CSIS. Zingarelli and CSIS have agreed to indemnify and hold the Company harmless from any and all losses, liabilities and claims. This note is currently in default.

On June 24, 2020, the Company entered into a Loan Authorization and Agreement with the SBA under which the Company borrowed $150,000 and issued to the SBA a note and security agreement. Outstanding borrowings accrue interest at a rate of 3.75% per annum, and installment payments, including principal and interest, of $731 are due monthly beginning 12 months from the date of the loan agreement. The balance of any remaining principal and interest is due 30 years from the date of the loan agreement. As collateral, the Company granted the SBA a security interest in substantially all assets of the Company. The outstanding balance of the note was $119,671 at December 31, 2025 (of which $8,772 was classified as current and $110,899 as long-term) and $119,671 at December 31, 2024.

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note. The note is unsecured, originally had a maturity date of December 31, 2024, and all principal is due upon maturity. The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly. The note contains customary events of default. The outstanding balance of the note was $250,000 at both December 31, 2025 and December 31, 2024. The note is currently in default.

In November 2020 and 2022, the Company’s subsidiary CNP Operating, LLC purchased equipment totaling $113,111 which was financed at zero interest rate with monthly payments of $968 for 60 months. Imputed interest was not material. The outstanding balance was $48,513 at December 31, 2025.

Ranco Notes (Discontinued Operations)

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. As of December 31, 2025, note payable, net of unamortized discount of $0, was $643,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. As of December 31, 2025, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future scheduled maturities of long-term debt are as follows:

December 31,
2026	$3,393,541
2027	8,772
2028	8,772
2029	8,772
Thereafter	84,583
$3,504,440

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

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

On April 10, 2025, the Company issued 60,000 shares of its common stock to the holder of the $500,000 promissory note in consideration of a maturity date extension and in lieu of $60,000 of accrued interest.

On July 1, 2025, the Company issued 150,000 shares of common stock at a price of $2.90 per share, or total fair value of $435,000, pursuant to the J Street acquisition (See Note 3).

On November 3, 2025, the Company issued 150,000 shares of common stock at a price of $2.15 per share, or total fair value of $322,500, pursuant to the Prestige acquisition (See Note 3).

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.001 per share, of which 500 have been authorized as Series A Preferred Stock and 3,000 have been authorized as Series B Preferred Stock.

For the years ended December 31, 2025 and 2024, the Company incurred $315,000 and $240,000, respectively, of interest from the outstanding preferred stock.

On August 14, 2025, following negotiation with Emerging Growth, LLC, the holder of all 3,000 shares of the Company’s Series B Preferred Stock, the Company filed a Certificate of Amendment to its Certificate of Designation of Series B Preferred Stock to increase the dividend rate from 6% per annum to 12% per annum, effective August 1, 2025.

Warrants

	Warrants	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	1,198,850	$4.15	3.18
Granted	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2025	1,198,850	$4.15	2.43

Vested and expected to vest at December 31, 2025	1,198,850	$4.15	2.43
Exercisable at December 31, 2025	1,198,850	$4.15	2.43

As of December 31, 2025, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

NOTE 9: NON-CONTROLLING INTERESTS

In October 2025, J Street Capital Partners, LLC, the Company’s wholly owned subsidiary, participated in the formation of Interstice Cellars LLC (“Interstice”), a Delaware limited liability company formed to operate as a developer and retailer of specialty wines. J Street serves as the managing member and holds a 51% membership interest, having contributed $165,000 in capital. The remaining 49% membership interest is held by two unaffiliated members:

Because J Street is the managing member with a controlling financial interest (51% ownership and sole management authority under the LLC operating agreement), the Company consolidates Interstice in its consolidated financial statements in accordance with ASC 810, Consolidation. The 49% interest not owned by the Company is reported as non-controlling interests in the stockholders’ deficit section of the consolidated balance sheet. As of December 31, 2025, non-controlling interests totaled $60,000, representing the capital contributions of the two non-managing members. Interstice had no revenues, expenses, or other profit and loss activity during the period from formation through December 31, 2025. Accordingly, no net income or loss was allocated to the non-controlling interests during the period.

Under the Interstice LLC operating agreement, distributions are made equally among the three members (33.33% each), which differs from the capital contribution and ownership percentages. The managing member (J Street) has exclusive authority over all business decisions. The non-managing members have no right to participate in management and their transfer of membership interests is restricted without the consent of the managing member. The LLC has an indefinite term.

The following table summarizes the activity in non-controlling interests for the year ended December 31, 2025:

Balance at December 31, 2024	$-
Capital contributions from non-controlling interest members	60,000
Net income (loss) attributable to non-controlling interests	-
Balance at December 31, 2025	$60,000

NOTE 10: LEASES

On April 1, 2023, Emerging Growth LLC entered into a modification of the existing lease agreement for its premises in Whitefish, Montana commencing April 11, 2023, for a period of five years at a rate of $3,750 per month, which lease contains an option for the Company to renew the lease for a period of one additional year at a monthly rent subject to a 3% increase. In connection with this lease, the Company recorded a ROU asset and liability of $187,863. During 2025, the lease was further modified to remove the 3% rent increase provision. As a result of this modification, the Company recorded a new ROU asset of $108,812 and a lease liability of $108,701.

In connection with the Ranco acquisition, the Company agreed to assume the Seller’s lease for property related to the Purchased Assets in Los Angeles, California, consisting of approximately 46,000 square feet of space. The Ranco operating lease agreement commenced on July 1, 2022 and expires on July 31, 2027. The lease requires monthly base rent payments of $49,782 and required a security deposit of $297,269. Upon the Ranco acquisition, the Company recognized a right of use asset of $2,270,059 and right of use liability of $1,760,485. Furthermore, the Company acquired the existing security deposit of $297,269. In 2023, the Company recognized a right of use asset of $1,993,847 and right of use liability of $2,031,541. Initially, the Company was only paying the $49,782 monthly base rent until the landlord vacated the other half of the space on May 1, 2024, at which point the Company took over the entire premises and the lease rental increased to $96,634 per month. In connection with the classification of Ranco as a discontinued operation in the fourth quarter of 2025, the Ranco ROU asset was fully impaired and the remaining right-of-use liability of $1,765,842 is included in current liabilities of discontinued operations on the consolidated balance sheet as of December 31, 2025. See Note 12 – Discontinued Operations.  The Ranco lease is personally guaranteed by Allen Park and Rami Abi.

In May 2025, the Company entered into a lease for office space in Las Vegas, Nevada. The lease expires in May 2026 and has a monthly base rent of $1,015.

The following is a summary of related assets and liabilities for all non-cancelable operating leases from continuing operations:

	December 31,
	2025	2024
Operating leases
Assets
Right of use asset	$91,221	$2,915,688

Liabilities
Current portion of right of use liability	$37,976	$1,085,118
Right of use liability	53,109	1,866,262
Total operating lease liabilities	$91,085	$2,951,380

Weighted average remaining lease term (years)	1.43	2.18
Weighted average discount rate	10.00%	10.00%

The December 31, 2024 balances include the Ranco lease as the prior-period balance sheet is not retrospectively reclassified for discontinued operations under ASC 205-20.

Future minimum lease payments under non-cancelable operating leases from continuing operations as of December 31, 2025 are as follows:

Year Ending December 31,	Amount
2026	$50,075
2027	45,000
2028	15,000
Total undiscounted lease payments	$110,075
Less: imputed interest	(18,990)
Total operating lease liabilities	$91,085

NOTE 11: RELATED PARTY TRANSACTIONS

As of December 31, 2025 and 2024, there was $666,140 and $501,140, respectively, in amounts due to related parties. The increase of $165,000 represents advances received from a related party during fiscal 2025. The advances are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2025, Ranco LLC purchased products aggregating $17,315,653 from AGP Holdings LLC, an entity wholly owned by Allen Park, the Company’s former Chief Operating Officer and Controller, on arm’s length terms. These transactions are included in discontinued operations. On October 1, 2025, the arrangement was terminated by the Company.

NOTE 12: DISCONTINUED OPERATIONS

Background and Triggering Event

On July 1, 2023, the Company, through its wholly owned subsidiary Ranco LLC (“Ranco”), acquired assets from RAN CoPacking Solutions LLC to operate a co-packing and white-label manufacturing business for the hemp and wellness industries. Ranco’s services included third-party logistics, storage and order fulfillment, custom packaging and hardware solutions, and media and design services. On the same date, Ranco entered into a five-year exclusive Packwoods Private Label Services and Intellectual Property Licensing Agreement providing rights to manufacture, package, distribute, and sell hemp-based inhalable and edible products, nicotine-based vaporizer products, and related branded packaging materials.

Following the passage of H.R. 5371 – the Continuing Appropriations, Agriculture, Legislative Branch, Military Construction and Veterans Affairs, and Extensions Act, 2026 – which bans intoxicating hemp-derived consumable products nationally effective November 12, 2026, management evaluated the long-term viability of Ranco’s operations. On November 19, 2025, the Company’s Board of Directors formally approved a plan to discontinue the operations of Ranco LLC, with an expected wind-down and exit from the business by December 31, 2025.

Discontinued Operations Classification

Ranco LLC operated as a separate legal entity and wholly owned subsidiary with clearly distinguishable operations, assets, revenues, expenses and cash flows, and represented a distinct line of business significantly impacted by adverse regulatory changes. The Board-approved decision to discontinue Ranco represents a strategic shift that has a major effect on the Company’s operations and financial results. Accordingly, Ranco qualifies for discontinued operations accounting under ASC 205-20 beginning as of November 19, 2025.

Held-for-Sale Analysis – Abandonment Classification

The Company considered whether the long-lived assets of Ranco should be classified as “held for sale” under ASC 360-10-45-9. Management concluded that the criteria for held-for-sale classification were not met as of December 31, 2025 because: (i) although management committed to a plan to explore strategic alternatives, no binding sale agreement had been reached; (ii) the assets were not available for immediate sale in their present condition due to the wind-down status and regulatory uncertainty under H.R. 5371; (iii) no active marketing program to locate a buyer had been initiated; (iv) a sale within twelve months was not probable given the national ban on intoxicating hemp-derived products; and (v) no asking price had been established and no formal marketing had commenced.

Accordingly, the disposition of Ranco is classified as an abandonment under ASC 205-20-45-1(b) rather than a held-for-sale transaction. Under the abandonment model, the remaining assets of the discontinued operation (consisting solely of cash of $84,799 at December 31, 2025) are carried at their historical carrying values, and the assets are not presented as “held for sale” on the balance sheet.

Retrospective Reclassification of Prior Periods

In accordance with ASC 205-20, the Company has retrospectively reclassified the prior-period comparative financial statements to present Ranco’s results as discontinued operations, as follows:

Consolidated Statements of Operations: Results of Ranco for all prior periods presented have been reclassified from continuing operations to discontinued operations. Revenues and expenses previously included in continuing operations line items have been removed. Total net income (loss) for each period remains unchanged.

Consolidated Statements of Cash Flows: Prior-period cash flows attributable to Ranco have been reclassified and presented separately as cash flows from discontinued operations within operating, investing and financing activities.

Consolidated Balance Sheets: No retrospective reclassification is required for prior-period balance sheets. Assets and liabilities of Ranco are presented separately only in the period in which the discontinued operations criteria are met (December 31, 2025). All Ranco liabilities – including amounts previously classified as long-term (notes payable and right-of-use liabilities) – have been reclassified as current liabilities of discontinued operations as of December 31, 2025, as there is no ongoing business basis supporting long-term classification under the abandonment model.

Earnings Per Share: Prior-period EPS amounts have been recast to separately present income (loss) per share from continuing operations and discontinued operations.

Impairment of Long-Lived Assets

In connection with the discontinued operations classification, the Company evaluated Ranco’s long-lived assets for impairment under ASC 360-10. During the year ended December 31, 2025, the Company recognized impairment charges of $1,998,538 related to Ranco’s property and equipment, right-of-use assets, trade show booth, and security deposits, which are included in the loss from discontinued operations in the consolidated statement of operations.

Results of Discontinued Operations

The following table presents the results of Ranco’s discontinued operations for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Net revenues	$31,758,881	$19,895,282
Cost of revenue	27,182,144	14,904,279
Gross profit	4,576,737	4,991,003

Operating expenses:
Selling, general and administrative	7,293,684	5,481,303
Impairment of long-lived assets	1,998,538	-
Total operating expenses	9,292,222	5,481,303

Loss from discontinued operations	(4,715,485)	(490,300)

Other income (expense):
Interest expense	(1,204)	(1,940,832)
Total other expense, net	(1,204)	(1,940,832)

Provision for income taxes	-	-
Net loss from discontinued operations, net of tax	$(4,716,689)	$(2,431,132)

The increase in the loss from discontinued operations from $2,431,132 in 2024 to $4,716,689 in 2025 was primarily attributable to: (i) impairment charges of $1,998,538 recognized on Ranco’s long-lived assets in connection with the wind-down; (ii) increased bad debt expense of $2,116,932 (compared to $1,396,210 in 2024) as the Company increased its allowance for doubtful accounts during the wind-down; (iii) partially offset by a significant reduction in interest expense to $1,204 in 2025 from $1,940,832 in 2024 as amortization of original issue discounts on the Ranco notes was completed in the prior year.

Assets and Liabilities of Discontinued Operations

The following table presents the major classes of assets and liabilities of Ranco included in the consolidated balance sheet as of December 31, 2025. As discussed above, all Ranco liabilities have been reclassified to current under the abandonment model. Prior-period balance sheets have not been reclassified.

Current assets of discontinued operations:
Cash	$84,799
Total current assets of discontinued operations	$84,799

Current liabilities of discontinued operations:
Accounts payable	3,308,519
Accrued liabilities	4,204,496
Right of use liability (reclassified to current)	1,765,842
Notes payable (reclassified to current)	4,044,083
Total current liabilities of discontinued operations	$13,322,940

The notes payable of $4,044,083 and right-of-use liability of $1,765,842 were previously classified as non-current liabilities. These have been reclassified to current liabilities of discontinued operations as of December 31, 2025, as Ranco no longer has a going-concern basis for long-term classification. The notes payable consist primarily of the notes originally issued in connection with the Ranco acquisition.

Cash Flows from Discontinued Operations

Cash flows from discontinued operations for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Net cash provided by operating activities	$2,049,125	$2,330,636
Net cash used in investing activities	(233,544)	(1,960,313)
Net cash used in financing activities	(73,000)	(232,500)

In 2025, net loss from discontinued operations was $4,716,690, offset by $5,307,235 in non-cash charges and changes in discontinued operating assets and liabilities of $1,458,580.  In 2024, net loss from discontinued operations was $2,431,132, offset by $1,115,203 in non-cash charges and changes in discontinued operating assets and liabilities of $3,646,565.

Ranco Lease Obligations

In connection with the Ranco acquisition in July 2023, the Company assumed a lease for approximately 46,000 square feet of warehouse and manufacturing space in Los Angeles, California. The lease expires on July 31, 2027, and requires monthly base rent payments of $96,634 for the full premises (effective May 1, 2024). The lease is personally guaranteed by Allen Park, the Company’s former Chief Operating Officer, and Rami Abi, the Company’s Chief Strategy Officer. The right-of-use asset has been fully impaired as of December 31, 2025 as part of the discontinued operations wind-down. The remaining right-of-use liability of $1,765,842 is included in current liabilities of discontinued operations. The Company is evaluating options for the lease, including assignment, sublease or early termination.

Related Party Transactions within Discontinued Operations

During the year ended December 31, 2025, Ranco purchased products aggregating approximately $17.3 million from AGP Holdings LLC, an entity wholly owned by Allen Park, the Company’s former Chief Operating Officer and Controller, on arm’s length terms. The products consisted of mitragynine-related bulk raw material. On October 1, 2025, the arrangement was terminated by the Company. These transactions and the related revenue and cost of revenue are included in the results of discontinued operations for all periods presented.

NOTE 13: INCOME TAXES

The provision for income taxes consists of the following:

Years Ended
December 31,
	2025	2024
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred	-	-

Total provision for income taxes	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the statements of operations:

	Years Ended
	December 31,
	2025	%	2024	%
Tax benefit at federal statutory rate	($1,336,565)	21.0%	($900,766)	21.0%
State taxes, net of federal benefit	-	0.0%	-	0.0%
Permanent differences	-	0.0%	-	0.0%
Change in valuation allowance	$1,336,565	-21.0%	$900,766	-21.0%
Total provision for income taxes	-	0.0%	-	0.0%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$11,891,349	$10,554,784
Impairment	-	-
Other temporary differences	($10,893)	($10,893)
Total deferred tax assets	$11,880,456	$10,543,891
Less: valuation allowance	($11,880,456)	($10,543,891)
Net deferred tax assets	$-	$-

As of December 31, 2025, the Company had federal net operating loss ("NOL") carryforwards of approximately $56.6 million available to offset future federal taxable income. The NOL carryforwards generated after 2017 do not expire and are subject to an 80% of taxable income limitation. The Company has established a full valuation allowance against its net deferred tax assets due to the uncertainty of realizing future tax benefits from its NOL carryforwards and other deferred tax assets, as it has determined that it is more likely than not that these benefits will not be realized.

The change in valuation allowance for the years ended December 31, 2025 and 2024 was an increase of approximately $1.3 million and $1.0 million, respectively, due to the increase in NOL carryforwards resulting from operating losses during the respective periods, net of the reversal of the impairment-related deferred tax asset in 2024.

Other ASU 2023-09 Disclosures
Income taxes paid, net of refunds:
	2025	2024
Federal	$-	$-
State and local	-	-
Foreign	-	-
Total income taxes paid, net of refunds	$-	$-

NOTE 14: COMMITMENTS AND CONTINGENCIES

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

Guarantee of Ranco Notes

The Company has guaranteed the Ranco Notes (aggregate outstanding balance of $4,044,083 at December 31, 2025), which are classified within current liabilities of discontinued operations (see Note 12). Ranco LLC is the primary obligor on these notes; however, the Company may be required to satisfy these obligations in the event Ranco is unable to do so. As of December 31, 2025, no separate guarantee liability has been recognized under ASC 460, as the

Company expects the obligations to be settled through the wind-down of Ranco’s remaining assets and negotiated settlements with the lenders. The Company is also pursuing discounted settlement of the discontinued obligations.

NOTE 15: SEGMENT REPORTING

Following the classification of Ranco LLC as a discontinued operation in the fourth quarter of 2025, the Company has one reportable segment for the year ended December 31, 2025 consisting of the CFN/Wine segment, which includes the operations of J Street, Prestige, Interstice Cellars, the CFN Media business, and CNP Operating.

Prior to the discontinued operations classification, the Company had three operating segments: Ranco-Legacy, Ranco-AGP, and CFN (which included the CFN Media business, J Street, and CNP Operating). The historical segment results for the Ranco-Legacy and Ranco-AGP segments are now presented within discontinued operations.

As the Company operates in a single reportable segment, the segment financial information is the same as the consolidated financial statements for continuing operations. The following table summarizes key financial data for the Company's single reportable segment:

	Year Ended
	December 31,
	2025	2024
Net revenues	$36,297	$321,352
Cost of revenue	352	25,445
Gross profit	35,945	295,907

Selling, general and administrative	1,748,162	2,274,779
Loss from operations	(1,712,217)	(1,978,872)

Interest expense	(219,380)	(218,611)
Gain on extinguishment of debt	-	89,051
Other income	208,048	250,000
Interest income	-	202
Loss on conversion of accrued interest	(60,000)	-
Total other expense, net	(71,332)	120,642

Provision for income taxes	-	-
Net loss from continuing operations	(1,783,549)	(1,858,230)

Total assets	$1,230,330	$8,672,137

NOTE 16: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 15, 2026, the date the financial statements were available to be issued.

On April 13, 2026, the Board terminated Rami Abi, the Company’s Chief Strategy Officer, for cause as defined in the Employment Agreement between the Company and Rami Abi, dated July 1, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2025, in order to remediate the segregation of duties and other deficiencies, we hired accounting consultants to perform our account reconciliations and other day-to-day accounting requirements. The internal control structure was also documented and assessed in the areas of financial reporting and disclosure controls. However, our ability to file timely reports is heavily dependent on having the necessary financial resources to pay consultants and other outside service providers. Our current financial condition has temporarily hindered our ability to file timely reports. As a result, we have assessed our disclosure controls and controls over financial reporting as not effective.

Item 9B. Other Information

Given the timing of the events, the following information is included in this Form 10-K pursuant to Item 5.02 “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” in lieu of filing a Form 8-K.

On April 13, 2026, the Board terminated Rami Abi, the Company’s Chief Strategy Officer, for cause as defined in the Employment Agreement between the Company and Rami Abi, dated July 1, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth information concerning our directors and executive officers as of April 15, 2026:

Name	Age	Position
Brian Ross	51	Chairman of the Board, President, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Mario Marsillo, Jr.	57	Director, Chief Business Officer

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

Mr. Marsillo has been a director since April 2014, our Director of Corp Development since August 1, 2019 until August 2021, our Chief Investment Officer since August 2021 and our Chief Business Officer since November 2025. Mr. Marsillo was until June 30, 2019 the Managing Director of Private Equity for Network 1 Financial Securities Inc., or Network 1, a New Jersey based FINRA member firm offering a wide array of investment banking services and has been with Network 1 since 2010. Prior to his association with Network 1, Mr. Marsillo acquired Skyebanc, Inc., a registered broker dealer, with a specialty towards private equity, and served as its Vice President of Private Equity and Business Development. Mr. Marsillo held the Series 7, 63 79, and 24 FINRA qualifying examinations. Mr. Marsillo attended the City University of New York.

We believe Mr. Marsillo is qualified to serve as a director because Mr. Marsillo is a sophisticated businessman with investment banking and private equity experience, was an early investor in us and has previously assisted us in raising capital.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were timely complied with, except as may have been previously disclosed.

Code of Ethics

We have not adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend to adopt a code of ethics in the future as our operations and resources permit.

Item 11. Executive Compensation

The following table sets forth the compensation paid to our named executive officers for the fiscal years ended December 31, 2025 and 2024. No executive officer received total compensation in excess of $100,000 from continuing operations in fiscal 2025 other than as set forth below.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)[1]		($)

Brian Ross, (1)	2025	$300,000	-	-	-	-	-	-	-	$300,000
Chief Executive Officer	2024	$300,000	-	-	-	-	-	-	-	$300,000

Mario Marsillo, (1)	2025	$300,000	-	-	-	-	-	-	-	$300,000
Chief Investment Officer	2024	$300,000	-	-	-	-	-	-	-	$300,000

Rami Abi (1) (2)	2025	$300,000	-	-	-	-	-	-	-	$300,000
Chief Strategy Officer	2024	$300,000	-	-	-	-	-	-	-	$300,000

(1)Compensation amounts shown include amounts allocated to both continuing and discontinued operations. No bonuses, stock awards, option awards, or other compensation were paid to the named executive officers during the years presented.

(2)Terminated effective April 13, 2026.

There are no outstanding equity awards. The Company does not have any pension plans, nonqualified deferred compensation plans, or other post-employment benefit plans for its named executive officers. The Company does not have any employment agreements with its named executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2026, by (i) each of our named executive officers, (ii) each of our directors, (iii) all of our directors and executive officers as a group, and (iv) each person known by us to beneficially own more than 5% of our outstanding common stock. Total shares outstanding as of April 15, 2026: 8,946,357. All share amounts reflect the 1-for-10 reverse stock split effected on July 11, 2025.

	Common Stock
	No. of Shares	% of Class
Brian Ross (1)	65,814	0.7%
Mario Marsillo Jr. (1)	9,198	0.1%
Isaac Shehebar (2)	1,040,185	11.6%
Emerging Growth LLC (2)	455,666	5.1%
Anthony Zingarelli	804,760	9.0%
Allen Park (2)	1,712,942	19.1%
Rami Abi (2)	1,017,057	11.4%
Anness Ziadeh (2)	570,000	6.4%
All current officers and directors as a group (2 persons)	75,012	0.8%

(1) Officer and director of the Company. (2) Greater than 5% beneficial owner.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Note 11 to the consolidated financial statements included in Item 8 for a description of related party transactions.

Our Board of Directors has determined that we do not currently have any independent directors as defined under the listing standards of any national securities exchange. Our Common Stock is quoted on the OTCQB Marketplace, which does not have director independence requirements. We intend to appoint independent directors in the future as our operations and resources permit. We do not currently have a separately designated audit committee, compensation committee, or nominating committee. The functions customarily performed by such committees are performed by our full Board of Directors.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by RBSM LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2025 and 2024, and fees billed for other services rendered by RBSM LLP during those periods.

Fee Category	2025	2024
Audit Fees (1)	$170,000	$170,000
Tax Services (2)	0	0
Total Fees	$170,000	$170,000

(1) Audit fees consist of fees billed for professional services for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings. (2) Tax fees consist of fees for tax compliance and tax advice.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The following financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (RBSM LLP; PCAOB ID: 587)
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the years ended December 31, 2025 and 2024
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
Notes to Consolidated Financial Statements

(b) Exhibits

EXHIBIT NO.	DESCRIPTION

2.1

Securities Purchase Agreement, dated May 29, 2025, by and among CFN Enterprises Inc., J Street Capital Partners, LLC, and the J Street Seller (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 4, 2025)

2.2

Securities Purchase Agreement, dated November 3, 2025, by and among CFN Enterprises Inc., J Street Capital Partners, LLC, and Thomas Hinde (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 5, 2025).

3.1	Composite Copy of Certificate of Incorporation, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 16, 2022).

3.2	Certificate of Designation of 10% Series A Convertible Preferred Stock (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

3.3	Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on August 13, 2007).

3.5	Certificate of Amendment to the Certificate of Designation of 8% Series B Convertible Preferred Stock (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 29, 2012).

3.6	Certificate of Designation of Series A Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.7	Certificate of Designation of Series B Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.8

Certificate of Amendment to the Certificate of Designation of Series B Preferred Stock, filed August 14, 2025 (incorporated by reference to the Company’s Current Report on Form 10-Q filed on August 14, 2025).

4.1	Form of Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on December 22, 2006).

10.1*	Employment Agreement, dated August 25, 2021 between CFN Enterprises Inc. and Brian Ross (incorporated by reference to the Company's Current Report on Form 8-K filed on August 31, 2022).

10.2*	Employment Agreement, dated August 25, 2021 between CFN Enterprises Inc. and Mario Marsillo, Jr. (incorporated by reference to the Company’s Current Report on Form 8-K filed on August 31, 2022).

10.3*	Amendment No. 1 to Employment Agreement between CFN Enterprises and Brian Ross, dated July 1, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 12, 2023).

10.4*

Amendment No. 1 to Employment Agreement between CFN Enterprises and Mario Marsillo, Jr., dated July 1, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 12, 2023).

10.5*	Employment Agreement between CFN Enterprises and Rami Abi, dated July 1, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 12, 2023).

10.6	Form of Promissory Note issued on September 12, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019).

10.7

Loan Authorization and Agreement between the U.S. Small Business Administration and CFN Enterprises Inc., dated June 24, 2020 (incorporated by reference to the Company’s Annual Report on Form 10-K filed on June 15, 2020).

10.8	Lease Agreement dated April 12, 2023 for Emerging Growth, LLC and CFN Enterprises, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 17, 2023).

10.9	Lease Agreement dated June 29, 2022 between 2025 Long Beach Ave., LLC and RAN CoPacking Solutions LLC (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 11, 2024).

21.1**	List of Subsidiaries.

31.1**	Rule 13a-14(a) Certification.

32.1***	Certification pursuant to 18 U.S.C. Section 1350.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders’ Deficit, (iv) the Statements of Cash Flows, and (v) related notes to these financial statements.**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFN ENTERPRISES INC.

Dated: April 15, 2026

By:	/s/ Brian Ross
Brian Ross
President and Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)