Form 10-Q
period 2026-03-31
CFN Enterprises Inc.
filed 2026-05-20
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(833) 420-2636

(Registrant's Telephone Number, including Area Code)

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of May 19, 2026 was 8,946,357.

When used in this quarterly report, the terms “CFN Enterprises,” “the Company,” “we,” “our,” and “us” refer to CFN Enterprises Inc., a Delaware corporation, and its consolidated subsidiaries, unless the context indicates otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. For example, when we discuss our expectations for 2026, our expectations for revenue sources, costs of revenue and expenses going forward, and that we will continue to pursue strategic transactions and opportunities, we are using forward-looking statements. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. These factors include, but are not limited to, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. The business and operations of CFN Enterprises Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under “Item 1A. Risk Factors” contained in our annual report on Form 10-K as filed with the Securities and Exchange Commission, or the SEC, on April 15, 2026. Readers are also urged to carefully review and consider the various disclosures we have made in this report and in our annual report on Form 10-K.

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$103,525	$197,951
Accounts receivable, net	12,918	-
Inventories, net	111,490	516,124
Current assets of discontinued operations	82,225	84,799
Total current assets	310,158	798,874
Property and equipment, net	-	-
Intangible assets, net	314,113	331,325
Right of use asset	82,091	91,221
Other assets	8,910	8,910
Total assets	$715,272	$1,230,330

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,911,383	$2,918,948
Accrued liabilities	3,734,916	3,434,716
Due to related party	666,140	666,140
Current portion of notes payable	3,393,541	3,393,541
Due to seller	1,000,000	1,000,000
Loan payable	26,000	-
Current portion of right of use liability	37,976	37,976
Current liabilities of discontinued operations	13,369,741	13,322,940
Total current liabilities	25,139,697	24,774,261
Right of use liability	43,967	53,109
Long-term note payable, net of current portion and discounts	108,706	110,899
Total liabilities	25,292,370	24,938,269

Commitments and contingencies

Stockholders' deficit:
Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 8,946,357 and 8,581,357 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8,946	8,581
Additional paid-in capital	62,400,372	61,990,937
Non-controlling interests	60,000	60,000
Accumulated deficit	(87,046,420)	(85,767,461)
Total stockholders' deficit	(24,577,098)	(23,707,939)
Total liabilities and stockholders' deficit	$715,272	$1,230,330

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
Net revenues	$87,917	$2,283
Cost of revenue	57,247	252
Gross profit	30,670	2,031

Operating expenses:
Selling, general and administrative	1,226,514	463,931
Total operating expenses	1,226,514	463,931

Loss from operations	(1,195,844)	(461,900)

Other income (expense):
Interest expense	(55,108)	(54,248)
Other income	16,618	-
Total other expense, net	(38,490)	(54,248)

Provision for income taxes	-	-
Net loss	(1,234,334)	(516,148)
Preferred stock interest	105,000	60,000
Net loss from continuing operations	(1,339,334)	(576,148)
Net income (loss) from discontinued operations, net of tax	60,375	(1,987,462)
Net loss	$(1,278,959)	$(2,563,610)

Net loss per share attributable common stockholders:
Net loss from continuing operations	$(0.15)	$(0.07)
Net income (loss) from discontinued operations, net of taxes	$0.01	$(0.24)
Net loss per share	$(0.15)	$(0.31)

Weighted average common shares outstanding - basic and diluted	8,655,746	8,221,066

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A		Series B				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31,2024	500	$1	3,000	$3	8,221,066	$8,221	$61,113,797	$(78,952,223)	$-	$(17,830,201)
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(2,503,610)	-	(2,503,610)
Balance at March 31, 2025	500	1	3,000	3	8,221,066	8,221	61,113,797	(81,515,833)	-	(20,393,811)

Balance at December 31, 2025	500	1	3,000	3	8,581,357	8,581	61,990,937	(85,767,461)	60,000	(23,707,939)
Issuance of common stock for services	-	-	-	-	365,000	365	409,435	-	-	409,800
Preferred stock interest	-	-	-	-	-	-	-	(105,000)	-	(105,000)
Net loss	-	-	-	-	-	-	-	(1,173,959)	-	(1,173,959)
Balance at March 31, 2026	500	$1	3,000	$3	8,946,357	$8,946	$62,400,372	$(87,046,420)	$60,000	$(24,577,098)

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(1,234,334)	$(516,148)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,212	24,727
Amortization of right of use asset	9,130	4,056
Bad debt expense	3,128	-
Inventory write off	413,250	-
Issuance of common stock for services	409,800	-
Changes in operating assets and liabilities:
Accounts receivable, net	(16,046)	1,500
Inventories, net	(8,616)	-
Other assets	-	(100)
Accounts payable and accrued liabilities	187,635	(53,039)
Right of use liability, net	(9,142)	(8,349)
Net cash used in operating activities from continuing operations	(227,983)	(547,354)
Net cash provided by operating activities from discontinued operations	109,750	619,962
Net cash (used in) provided by operating activities	(118,233)	72,608
Cash flows from investing activities:
Purchase of property and equipment, net	-	-
Net cash used in investing activities from continuing operations	-	-
Net cash used in investing activities from discontinued operations	-	(48,163)
Net cash used in investing activities	-	(48,163)
Cash flows from financing activities:
Repayments of notes	(2,193)	(2,193)
Proceeds from loan	26,000	-
Net cash provided by (used in) financing activities from continuing operations	23,807	(2,193)
Net cash used in financing activities from discontinued operations	-	(25,000)
Net cash provided by (used in) financing activities	23,807	(27,193)
Net change in cash and cash equivalents	(94,426)	(2,748)
Cash at beginning of period	197,951	78,663
Cash at end of period	$103,525	$75,915

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$55,108	$101,500

Supplemental disclosure of non-cash investing and financing activities:
Accrual of preferred stock interest	$105,000	$60,000

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

CFN Enterprises Inc. (“CFN,” the “Company,” “we,” or “us”) is a Delaware corporation. The Company operates a wine and beverage platform, together with its historical sponsored content and marketing business. The Company’s common stock is quoted on the OTCQB Venture Market under the symbol “CNFN.”

On May 15, 2019, the Company entered into an asset purchase agreement with Emerging Growth, LLC pursuant to which the Company acquired certain assets related to its sponsored content and marketing business (the “CFN Business”) for a purchase price consisting of $420,000 in cash, 3,000,000 shares of the Company’s common stock, and 3,000 shares of Series B preferred stock with a total stated value of $3,000,000 which bears interest at 6% per annum (subsequently amended to 12% effective August 1, 2025).

On July 1, 2023, the Company and its wholly owned subsidiary, Ranco LLC (“Ranco”), entered into an asset purchase agreement with RAN CoPacking Solutions LLC, acquiring assets for co-packing and white label manufacturing services. See Note 12 – Discontinued Operations for additional information regarding the subsequent discontinuation of Ranco’s operations.

On July 1, 2025, the Company completed the acquisition of J Street Capital Partners, LLC, a Florida limited liability company (“J Street”). See Note 3 – Asset Acquisitions.

On November 3, 2025, the Company, through J Street, completed the acquisition of Prestige Worldwide Wine Company, LLC, a California limited liability company (“Prestige”). See Note 3 – Asset Acquisitions.

In October 2025, J Street participated in the formation of a joint venture, Interstice Cellars LLC. See Note 9 – Non-Controlling Interests.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations for the next 12 months as of the date these financial statements are issued.

The Company had a working capital deficit of $24,829,539 and an accumulated deficit of $87,046,420 as of March 31, 2026. The Company also had a net loss of $1,234,334 for the three months ended March 31, 2026.

Management’s plan to continue as a going concern includes raising capital in the form of debt or equity, growing the J Street and Prestige wine and beverage businesses, managing and reducing operating and overhead costs, and continuing to pursue strategic transactions and opportunities.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company is also pursuing discounted settlement of discontinued obligations.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the results of operations of the Company and its subsidiaries: CNP Operating, LLC, a Delaware limited liability company; Ranco LLC, a Delaware limited liability company (classified as a discontinued operation – see Note 12); J Street Capital Partners, LLC, a Florida limited liability company; Prestige Worldwide Wine Company, LLC, a California limited liability company (from November 3, 2025); and Interstice Cellars LLC, a Delaware limited liability company (from October 2025). All intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation. The non-controlling interests in Interstice Cellars LLC are reported as a separate component of stockholders’ deficit.

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024, which are included in the Company’s December 31, 2025 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 15, 2026. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended March 31, 2026 are not necessarily indicative of results for the entire year ending December 31, 2026.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results will differ from those estimates. Included in these estimates are assumptions about collection of accounts receivable, useful life of fixed assets and intangible assets, borrowing rate considered for operating lease right-of-use asset and related operating lease liability, assumptions used in Black-Scholes valuation methods, and the valuation allowance recorded against deferred tax assets.

Segment Reporting

Following the classification of Ranco LLC as a discontinued operation in the fourth quarter of 2025, the Company operates under one continuing operating segment. Prior period segment information has been retrospectively adjusted to exclude the discontinued Ranco operations. See Note 12 – Discontinued Operations and Note 15 – Segment Reporting.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has no restricted cash as of March 31, 2026 and December 31, 2025.

Accounts Receivable

The Company’s accounts receivable for the CFN Business are due from customers relating to contracts to provide investor relation services. For the wine and beverage operations conducted through J Street and Prestige, accounts receivable are due from customers for products sold and services provided. Collateral is currently not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments as well as historical collection trends for its customers as a whole. Based on this review, the Company specifically reserves for those accounts deemed uncollectible or likely to become uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance.

Inventory

The Company’s inventory from continuing operations consists of wine and related products acquired pursuant to the Prestige acquisition, and the Interstice Cellars joint venture. Inventory includes finished goods (bottled wine and case goods) and work-in-progress (bulk wine in various stages of production being procured from third-party vendors by Prestige). The inventory is valued at the lower of cost (specific identification) or estimated net realizable value. As of March 31, 2026, inventory from continuing operations was $111,490, which pertained to work-in-progress wine inventory that Prestige is procuring from vendors. During the three months ended March 31, 2026, the Company recorded a write-off of $413,250 to fully impair the remaining J Street inventory, as the Company determined that the carrying value was no longer recoverable. The write-off was charged to selling, general and administrative expenses and is reflected as a non-cash adjustment within operating activities in the condensed consolidated statements of cash flows. As of March 31, 2026, all inventory from continuing operations pertained to wine inventory held by Prestige and Interstice.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Intangible Assets

Intangible assets consist of trademarks, licenses and intellectual property acquired in the J Street and Prestige acquisitions and are amortized on a straight-line basis over their estimated useful lives of five years. Intangible assets, net of accumulated amortization, were $314,113 and $331,325 at March 31, 2026 and December 31, 2025, respectively.

Concentrations of Credit Risk

The Company is subject to concentrations of credit risk primarily from cash and accounts receivable. The Company’s cash accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, the Company’s bank balances may exceed the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

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

Wine and Beverage Business (J Street / Prestige)

J Street generates revenue through the sale of wine and other alcoholic beverages. Revenue is recognized at the point in time when products are shipped to customers. Prestige generates revenue through winemaking consulting services, recognized as services are performed. During the three months ended March 31, 2026, the Company recognized

$83,607 of wine and beverage revenue from product sales. There was no wine and beverage revenue in the comparative prior-year period.

Disaggregation of Revenue

	Three Months Ended March 31,
	2026	2025
Product sales - wine	$83,607	$-
Sponsored content services	4,310	2,283
	$87,917	$2,283

Cost of Revenue

Cost of revenue includes direct labor and materials. Cost of revenue also includes inbound and outbound shipping, freight and delivery costs, and the finished cost of products sold for the wine and beverage operations.

Shipping and Handling Fees and Costs

Amounts billed to customers for shipping and handling fees are presented in revenue. Costs incurred for shipping and handling are included in cost of revenue.

Fair Value of Financial Instruments

The Company accounts for assets and liabilities measured at fair value on a recurring basis in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows: Level 1 – Observable inputs such as quoted market prices in active markets for identical assets or liabilities; Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data; Level 3 – Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying value of cash, accounts receivable, accounts payable, accrued expenses, due to related party and other current monetary assets and liabilities approximate their fair value due to the short-term maturity of these items. The Company’s notes payable approximate their fair value due to the market rate of interest on the notes.

Asset Acquisitions

The Company evaluates each acquisition of assets or a business under the framework provided by ASC 805. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, or when the acquired set of activities and assets does not include a substantive process, the transaction is accounted for as an asset acquisition under ASC 805-50. Under the asset acquisition model, the cost of the acquisition is allocated to the identifiable assets acquired and liabilities assumed on a relative fair value basis at the acquisition date, no goodwill is recognized and transaction costs are capitalized as part of the cost of the acquired assets. See Note 3.

Discontinued Operations

The Company accounts for discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations. A component is reported as a discontinued operation when (i) it has been disposed of or is classified as held for sale, and (ii) the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. When a component is classified as a discontinued operation, the results of operations, financial position and cash flows of the component are reported separately from continuing operations for all periods presented. See Note 12.

Impairment of Long-Lived Assets

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

Advertising

The Company expenses advertising costs as incurred.

Leases

The Company adopted ASU 2016-02, Leases (Topic 842) using the modified retrospective method. ROU assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term, using a rate which approximates the Company’s incremental borrowing rate of 10%.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis over the requisite service period, which is the vesting period. Equity instruments issued to non-employees for services are measured at the grant-date fair value of the equity instruments issued. Compensation expense recognized in the statements of operations is based on awards ultimately expected to vest and reflects estimated forfeitures.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company assesses the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. As of March 31, 2026, the Company had no outstanding stock options, 1,198,850 outstanding warrants, and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.

Recently Issued Accounting Pronouncements

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

NOTE 3: ASSET ACQUISITIONS

J Street Capital Partners, LLC

On May 29, 2025, the Company entered into a Securities Purchase Agreement to acquire 100% of the equity interests of J Street Capital Partners, LLC, a Florida limited liability company. The acquisition closed on July 1, 2025. In connection with the acquisition, the Company issued 150,000 shares of its common stock to the seller as consideration with a fair value of $435,000.

The Company evaluated the acquisition under ASC 805-10-55-5A through 55-9 (the “screen test”) and concluded the transaction should be accounted for as an asset acquisition under ASC 805-50 rather than a business combination. Under ASC 805-50-30-1, the cost of an asset acquisition is the consideration transferred, measured at the acquisition date. No goodwill is recognized in an asset acquisition. The purchase price was allocated to the identifiable assets acquired on a relative fair value basis as follows: inventories $413,250 and trademarks and licenses $21,750. The trademarks and licenses are being amortized on a straight-line basis over their estimated useful life of five years.

Prestige Worldwide Wine Company, LLC

On November 3, 2025, the Company, through its wholly owned subsidiary J Street, acquired 100% of the issued and outstanding membership interests of Prestige Worldwide Wine Company, LLC, a California limited liability company, pursuant to a Securities Purchase Agreement. In connection with the acquisition, the Company issued 150,000 shares of its common stock with a fair value of $322,500. The Company evaluated the acquisition under ASC 805 and concluded the transaction should be accounted for as an asset acquisition under ASC 805-50. The purchase price was allocated entirely to intangible assets (customer relationships and brand) of $322,500. The intangible assets are being amortized on a straight-line basis over their estimated useful life of five years.

NOTE 4: DUE TO SELLER

RAN CoPacking Solutions LLC

Pursuant to the Asset Purchase Agreement, the Company owes the seller of RAN CoPacking Solutions LLC $1,000,000 in cash consideration. The amount was recorded as a due to seller liability on the consolidated balance sheet. As of March 31, 2026 and December 31, 2025, no payments had been made and the balance remained $1,000,000.

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	March 31,	December 31,
	2026	2025
Machinery & equipment	$50,000	$50,000
Furniture and equipment and leasehold improvements	14,773	14,773
	64,773	64,773
Less: Accumulated depreciation	(64,773)	(64,773)
	$-	$-

Depreciation expense for the three months ended March 31, 2026 and 2025 from continuing operations was not material.

NOTE 6: INTANGIBLE ASSETS

Intangible assets, net, consist of the trademarks and licenses acquired in the J Street acquisition and the customer relationships and brand acquired in the Prestige acquisition (See Note 3). Intangible assets are amortized on a straight-line basis over their estimated useful life of five years.

Useful		Gross Carrying	Accumulated	Net Carrying
Life		Amount	Amortization	Amount
Trademarks and licenses (J Street)	5 years	$21,750	$(3,262)	$18,488
Customer relationships and brand (Prestige)	5 years	322,500	(26,875)	295,625
Total intangible assets		$344,250	$(30,137)	$314,113

Amortization expense for the three months ended March 31, 2026 was approximately $12,925. The Company did not have intangible assets in the comparative period.

Estimated future amortization expense for the next five years is as follows:

Year Ending December 31,	Amount
2026	$51,638
2027	68,850
2028	68,850
2029	68,850
2030	55,925
Total	$314,113

NOTE 7: NOTES PAYABLE

The following is a summary of the Company’s notes payable from continuing operations as of March 31, 2026 and December 31, 2025. Notes payable related to the discontinued operations of Ranco LLC ($4,044,083 at March 31, 2026 and December 31, 2025) are presented within current liabilities of discontinued operations on the consolidated balance sheet. See Note 12 – Discontinued Operations.

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly. In 2022, the maturity date was extended to 2024. In April 2025, the Company and the holder reached an agreement to extend the maturity date to December 31, 2027. In connection with the extension, the Company issued 60,000 shares of its common stock to the noteholder in consideration of the extension and in lieu of $60,000 of interest accrued on the note through March 31, 2025. The issuance of shares was recorded as a loss on conversion of accrued interest of $60,000 in the consolidated statement of operations during the year ended December 31, 2025. The outstanding balance of the note was $500,000 at both March 31, 2026 and December 31, 2025.

On October 28, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Complete Business Solutions Group, Inc. (“CBSG”) whereby the Company borrowed $3,050,000. The outstanding balance of the note was $2,218,000 at December 31, 2022. At December 31, 2022, the Company reversed $1,312,080 previously recorded to additional paid-in capital in 2022 to reflect the outstanding principal of $2,218,000. The note is currently in default and personally guaranteed by Anthony Zingarelli.

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at March 31, 2026. The note is currently in default.

On May 12, 2021, the Company’s subsidiary CNP Operating restructured the CBSG note payable of $2,957,000, the Eagle #1 note payable of $550,000 and the Eagle #2 note payable of $300,000 by entering into a payment and indemnification agreement with the receivers/trustee of CBSG and Eagle. The receiver has agreed that the balance of the outstanding amounts will be paid over the course of 24 months in equal payments of $158,625. Further, the Company shall pay $20,000 per month toward the balance and Anthony Zingarelli (“Zingarelli”) and Colorado Sky Industrial Supply LLC (“CSIS”), agree to personally pay the sum of $138,625 per month. Zingarelli is the only member of CNP Operating that signed a personal guarantee on the loans and Zingarelli is the sole member of CSIS. Zingarelli and CSIS have agreed to indemnify and hold the Company harmless from any and all losses, liabilities and claims. If a loss is incurred by the Company with respect to any claims, Zingarelli shall reimburse the Company for the amount of any such loss. The Company has recorded the Zingarelli payments during the period as contributions to additional paid-in capital through December 31, 2021. This note is currently in default.

On June 24, 2020, the Company entered into a Loan Authorization and Agreement with the U.S. Small Business Administration (“SBA”) under which the Company borrowed $150,000 and issued to the SBA a note and security agreement for the amount borrowed. Outstanding borrowings accrue interest at a rate of 3.75% per annum, and instalment payments, including principal and interest, of $731 are due monthly and begin 12 months from the date of the loan agreement. The balance of any remaining principal and interest is due 30 years from the date of the loan agreement. As collateral for the borrowing, the Company granted the SBA a security interest in substantially all assets of the Company. The outstanding balance of the note was $117,478 at March 31, 2026 (of which $8,772 was classified as current and $110,899 as long-term) and $119,671 at December 31, 2025.

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note for the repayment of the amount borrowed. The promissory note is unsecured, has a maturity date of December 31, 2024 and all principal is due upon maturity. The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly commencing on December 1, 2021. The promissory note contains customary events of default permitting acceleration of repayment for nonpayment of amounts due, a bankruptcy related proceeding, breach of representations or covenants, sale of substantially all assets, and change of control. The note is currently in default. The outstanding balance of the note was $250,000 at March 31, 2026.

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and matured on November 19, 2025. Imputed interest was not material. In 2022, CNP purchased additional equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms. The outstanding balance of the note was $48,513 at March 31, 2026.

In November 2020 and 2022, the Company’s subsidiary CNP Operating, LLC purchased equipment totaling $113,111 which was financed at zero interest rate with monthly payments of $968 for 60 months. Imputed interest was not material. The outstanding balance was $48,513 at March 31, 2026.

Ranco Notes (Discontinued Operations)

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. As of March 31, 2026, note payable, net of unamortized discount of $0, was $643,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. As of March 31, 2026, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”).  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future Maturities

Future scheduled maturities of long-term debt from continuing operations are as follows:

December 31,
2026	$3,393,541
2027	8,772
2028	8,772
2029	8,772
Thereafter	82,390
$3,502,247

Obligations Under Preferred Stock

On June 20, 2019, existing debtholders were issued an aggregate of 500 shares of Series A Preferred Stock, each with a stated value per share of $1,000, as conversion of $500,000 worth of outstanding promissory notes. The Series A Preferred Stock bears interest at 12% per annum, and is convertible into the Company’s common stock at the election of the holder at a conversion price per share to be mutually agreed between the Company and the holder in the future, and is redeemable at the Company’s option following the third year after issuance, without voting rights or a liquidation preference.

On June 20, 2019, the Company issued 3,000 shares of Series B Preferred Stock, each with a stated value of $1,000 per share, to Emerging Growth, LLC as part of the purchase of the CFN Business. The aggregate fair value of $687,000 was recorded as part of the acquisition price of the net assets acquired from Emerging Growth, LLC. The Series B Preferred Stock originally bore interest at 6% per annum and is convertible into the Company’s common stock at the election of Emerging Growth, LLC at a conversion price per share to be mutually agreed between the Company and Emerging Growth, LLC in the future, without voting rights or a liquidation preference, except with respect to accrued penalty interest. On August 14, 2025, following negotiation with Emerging Growth, LLC, the Company filed a Certificate of Amendment to its Certificate of Designation of Series B Preferred Stock to increase the dividend rate from 6% per annum to 12% per annum, effective August 1, 2025.

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value per share. As of March 31, 2026 and December 31, 2025, 8,946,357 and 8,581,357 shares of common stock were issued and outstanding, respectively.

During the three months ended March 31, 2026, the Company issued an aggregate of 365,000 shares of common stock for services and settlement at an aggregate fair value of $409,800, based on the closing market price of the Company’s common stock on the respective issuance dates. The fair value was recorded as stock-based compensation and settlement expense within general and administrative expenses.

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.001 per share, of which 500 have been authorized as Series A Preferred Stock and 3,000 have been authorized as Series B Preferred Stock. As of March 31, 2026 and December 31, 2025, 500 shares of Series A Preferred Stock and 3,000 shares of Series B Preferred Stock were issued and outstanding.

For the three months ended March 31, 2026 and 2025, the Company incurred $105,000 and $60,000, respectively, of interest from the outstanding preferred stock.

Warrants

Details of warrants outstanding as of March 31, 2026 as follows:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2025	1,198,850	$4.15	2.43
Granted	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2026	1,198,850	$4.15	2.18

Vested and expected to vest at March 31, 2026	1,198,850	$4.15	2.18
Exercisable at March 31, 2026	1,198,850	$4.15	2.18

As of March 31, 2026, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

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

Because J Street is the managing member with a controlling financial interest (51% ownership and sole management authority under the LLC operating agreement), the Company consolidates Interstice in its consolidated financial statements in accordance with ASC 810, Consolidation. The 49% interest not owned by the Company is reported as non-controlling interests in the stockholders’ deficit section of the consolidated balance sheet. As of March 31, 2026 and December 31, 2025, non-controlling interests totaled $60,000, representing the capital contributions of the two non-managing members. Interstice had no revenues, expenses, or other profit and loss activity during the three months ended March 31, 2026. Accordingly, no net income or loss was allocated to the non-controlling interests during the period.

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

The following table summarizes the activity in non-controlling interests for the three months ended March 31, 2026:

Balance at December 31, 2025	$60,000
Capital contributions from non-controlling interest members	-
Net income (loss) attributable to non-controlling interests	-
Balance at March 31, 2026	$60,000

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

In May 2025, the Company entered into a lease for office space in Las Vegas, Nevada. The lease expired in May 2026 and had a monthly base rent of $1,015.

The following is a summary of related assets and liabilities for all non-cancellable operating leases from continuing operations:

	March 31,	December 31,
	2026	2025
Operating leases
Assets
Right of use asset	$82,091	$91,221

Liabilities
Current portion of right of use liability	$37,976	$37,976
Right of use liability	43,967	53,109
Total operating lease liabilities	$81,943	$91,085

Weighted average remaining lease term (years)	1.18	1.43
Weighted average discount rate	10.00%	10.00%

Future minimum lease payments under non-cancellable operating leases from continuing operations are as follows:

Operating
Period Ended December 31,	Leases
2026	$33,750
2027	45,000
2028	11,250
Total lease payments	90,000
Less imputed interest	(8,057)
Total lease obligations	81,943
Less current lease obligations	(37,976)
Long-term lease obligations	$43,967

NOTE 11: RELATED PARTY TRANSACTIONS

As of March 31, 2026 and December 31, 2025, amounts due to related parties were approximately $666,140 and $666,140, respectively. These balances included $428,700 due to CSIS and a $165,000 capital contribution made by Peter Weitz, a shareholder of the Company, on behalf of J Street Capital Partners LLC in the joint venture, Interstice Cellars LLC. The advances are unsecured, non-interest-bearing, and due on demand.

During the year ended December 31, 2025, Ranco LLC purchased products aggregating approximately $17.3 million from AGP Holdings LLC, an entity wholly owned by Allen Park, the Company’s former Chief Operating Officer and Controller, on arm’s length terms. These transactions are included in discontinued operations. On October 1, 2025, the arrangement was terminated by the Company. There were no purchases from AGP Holdings LLC during the three months ended March 31, 2026.

Prestige was acquired from Thomas Hinde, who serves as a consultant to the Company under a winemaking services arrangement entered into in connection with the Prestige acquisition. Amounts payable to Mr. Hinde under the consulting arrangement were not material at March 31, 2026.

NOTE 12: DISCONTINUED OPERATIONS

Background and Triggering Event

On July 1, 2023, the Company, through its wholly owned subsidiary Ranco LLC, acquired assets from RAN CoPacking Solutions LLC to operate a co-packing and white-label manufacturing business for the hemp and wellness industries. Ranco’s services included third-party logistics, storage and order fulfilment, custom packaging and hardware solutions, and media and design services. On the same date, Ranco entered into a five-year exclusive Packwoods Private Label Services and Intellectual Property Licensing Agreement providing rights to manufacture, package, distribute, and sell hemp-based inhalable and edible products, nicotine-based vaporizer products, and related branded packaging materials.

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

Held-for-Sale Analysis – Abandonment Classification

The Company considered whether the long-lived assets of Ranco should be classified as “held for sale” under ASC 360-10-45-9. Management concluded that the criteria for held-for-sale classification were not met as of March 31, 2026 because: (i) although management committed to a plan to explore strategic alternatives, no binding sale agreement has been reached; (ii) the assets are not available for immediate sale in their present condition due to the wind-down status and regulatory uncertainty under H.R. 5371; (iii) no active marketing program to locate a buyer had been initiated; (iv) a sale within twelve months is not probable given the national ban on intoxicating hemp-derived products; and (v) no asking price has been established and no formal marketing has commenced.

Accordingly, the disposition of Ranco is classified as an abandonment under ASC 205-20-45-1(b) rather than a held-for-sale transaction. Under the abandonment model, assets are carried at their historical carrying values (no lower-of-

cost-or-fair-value-less-costs-to-sell adjustment is required), and the assets are not presented as “held for sale” on the balance sheet.

Retrospective Reclassification of Prior Periods

In accordance with ASC 205-20, the Company has retrospectively reclassified the prior-period comparative financial statements to present Ranco’s results as discontinued operations, as follows:

Condensed Consolidated Statements of Operations: Results of Ranco for all prior periods presented have been reclassified from continuing operations to discontinued operations. Revenues and expenses previously included in continuing operations line items have been removed. Total net loss for each period remains unchanged.

Condensed Consolidated Statements of Cash Flows: Prior-period cash flows attributable to Ranco have been reclassified and presented separately as cash flows from discontinued operations within operating, investing and financing activities.

Condensed Consolidated Balance Sheets: No retrospective reclassification is required for prior-period balance sheets. Assets and liabilities of Ranco are presented separately as of March 31, 2026 and December 31, 2025. All Ranco liabilities – including amounts previously classified as long-term (notes payable and right-of-use liabilities) – have been classified as current liabilities of discontinued operations, as there is no ongoing business basis supporting long-term classification under the abandonment model.

Earnings (Loss) Per Share: Prior-period EPS amounts have been recast to separately present income (loss) per share from continuing operations and discontinued operations.

Results of Discontinued Operations

The following table presents the results of Ranco’s discontinued operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net revenues	$-	$5,892,621
Cost of revenue	-	6,292,792
Gross profit (loss)	-	(400,171)

Operating expenses:
Selling, general and administrative	98,511	1,616,266
Total operating expenses	98,511	1,616,266

Loss from discontinued operations	(98,511)	(2,016,437)

Other income (expense):
Other income	158,886	28,975
Total other expense, net	158,886	28,975

Provision for income taxes	-	-
Net income (loss) from discontinued operations, net of tax	$60,375	$(1,987,462)

Net income (loss) per common share - basic and diluted	$0.01	$(0.24)
Weighted average common shares outstanding - basic and diluted	8,655,746	8,221,066

The increase in the income from discontinued operations from net loss of $1,987,462 during the three months ended March 31, 2025 to net income of $60,375 during the three months ended March 31, 2026 was primarily attributable to: (i) other income of $158,886; (ii) decreased selling, general and administrative of $98,511 (compared to $1,616,266 in prior period) as the Company discontinued operations.

Assets and Liabilities of Discontinued Operations

The following table presents the major classes of assets and liabilities of Ranco included in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. As discussed above, all Ranco liabilities have been classified as current under the abandonment model.

	March 31,	December 31,
	2026	2025
Current assets of discontinued operations:
Cash	$82,225	$84,799
Total current assets of discontinued operations	$82,225	$84,799

Current liabilities of discontinued operations:
Accounts payable	3,562,966	3,308,519
Accrued liabilities	4,266,996	4,204,496
Right of use liability (reclassified to current)	1,495,696	1,765,842
Notes payable (reclassified to current)	4,044,083	4,044,083
Total current liabilities of discontinued operations	$13,369,741	$13,322,940

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

Cash Flows from Discontinued Operations

Cash flows from discontinued operations for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$109,750	$619,962
Net cash used in investing activities	$-	$(48,163)
Net cash provided by (used in) financing activities	$-	$(25,000)

During the three months ended March 31, 2026, net income from discontinued operations was $60,375 and changes in discontinued operating assets and liabilities of $46,801. During the three months ended March 31, 2025, net loss from discontinued operations was $1,987,462, offset by $281,390 in non-cash charges and changes in discontinued operating assets and liabilities of $2,326,034.

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

Guarantee of Ranco Notes

The Company has guaranteed the Ranco Notes (aggregate outstanding balance of $4,044,083 at March 31, 2026), which are classified within current liabilities of discontinued operations (see Note 12). Ranco LLC is the primary obligor on these notes; however, the Company may be required to satisfy these obligations in the event Ranco is unable to do so. As of March 31, 2026, no separate guarantee liability has been recognized under ASC 460, as the Company expects the obligations to be settled through the wind-down of Ranco’s remaining assets and negotiated settlements with the lenders. The Company is also pursuing discounted settlement of the discontinued obligations.

NOTE 14: SEGMENT REPORTING

Following the classification of Ranco LLC as a discontinued operation in the fourth quarter of 2025, the Company has one reportable segment for the three months ended March 31, 2026 consisting of the CFN/Wine segment, which includes the operations of J Street, Prestige, Interstice Cellars, the CFN Media business, and CNP Operating.

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

As the Company operates in a single reportable segment, the segment financial information is the same as the consolidated financial statements for continuing operations. The following table summarizes key financial data for the Company's single reportable segment:

	Three Months Ended March 31,
	2026	2025
Net revenues	$87,917	$2,283
Cost of revenue	57,247	252
Gross profit	30,670	2,031

Selling, general and administrative	1,226,514	463,931
Loss from operations	(1,195,844)	(461,900)

Interest expense	(55,108)	(54,248)
Other income	16,618	-
Total other expense, net	(38,490)	(54,248)

Provision for income taxes	-	-
Net loss from continuing operations	(1,234,334)	(516,148)

Total assets	$715,272	$1,230,330

NOTE 15: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were issued and determined that the following subsequent events require disclosure.

On May 5, 2026, the Company issued a 12% promissory note to a third party (the "May 5 Lender") in the principal amount of $30,000. The note matures on April 30, 2028 and bears interest at 12% per annum, payable quarterly in arrears, commencing June 1, 2026. At the option of the May 5 Lender, interest may be paid in cash or in shares of the Company's common stock, with the number of shares determined based on the closing price of the Company's common stock on the last trading day before the respective interest payment date. The Company may prepay all or any portion of the principal and accrued interest at any time without penalty.

In connection with the issuance of the promissory note, the Company also issued the May 5 Lender a five-year common stock purchase warrant (the "Warrant") to purchase up to 30,000 shares of the Company's common stock at an exercise price of $0.50 per share. The Warrant is exercisable at any time following the issue date of May 5, 2026 through the fifth anniversary thereof and contains customary anti-dilution adjustments for stock dividends, stock splits and combinations, and reorganization, consolidation, merger and similar transactions.

On May 20, 2026, the Company issued a 12% promissory note to a third party (the "May 20 Lender") in the principal amount of $50,000. The note matures on May 20, 2028 and bears interest at 12% per annum, payable quarterly in arrears, commencing June 1, 2026. At the option of the Lender, interest may be paid in cash or in shares of the Company's common stock, with the number of shares determined based on the closing price of the Company's common stock on the last trading day before the respective interest payment date. The Company may prepay all or any portion of the principal and accrued interest at any time without penalty. At the option of the May 20 Lender, prior to the maturity date, the outstanding principal of the note is convertible into common stock of the Company at a conversion price of $0.50 per share.

In connection with the issuance of the promissory note, the Company also issued the May 20 Lender a five-year common stock purchase warrant (the "May 20 Warrant") to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.50 per share. The May 20 Warrant is exercisable at any time following the issue date of May 20, 2026 through the fifth anniversary thereof and contains customary anti-dilution adjustments for stock dividends, stock splits and combinations, and reorganization, consolidation, merger and similar transactions.

On May 20, 2026, the Company issued to Emerging Growth LLC an aggregate of 470,000 shares of common stock in lieu of $235,000 of interest payable through April 30, 2026 pursuant to the terms of the Series B Preferred Stock.

On May 20, 2026, the Company issued 120,000 shares of common stock for services at an aggregate fair value of $60,000.

On May 20, 2026, the Company issued to each of Brian Ross, the Company’s President and Chief Executive Officer and a director, and Mario Marsillo Jr., the Company’s Chief Business Officer and a director, ten year warrants exercisable at any time following the issue date to purchase up to 500,000 shares of Common Stock at an exercise price of $0.50 per share. The warrants contain customary anti-dilution adjustments for stock dividends, stock splits and combinations, and reorganization, consolidation, merger and similar transactions. The warrants were issued in consideration of each executive officer’s and director’s services to the Company and in connection with their continuing deferral of compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2025. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See “Cautionary Statement Regarding Forward Looking Information” elsewhere in this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

CFN Enterprises Inc. operates a wine and beverage platform together with its sponsored content and marketing business, or the CFN Business. Our continuing operations consist of (i) the wine and beverage operations conducted through J Street Capital Partners, LLC, Prestige Worldwide Wine Company, LLC and Interstice Cellars LLC, and (ii) the CFN Business. We will continue to pursue strategic transactions and opportunities.

Wine and Beverage Platform

On July 1, 2025, the Company completed the acquisition of J Street Capital Partners, LLC, a Florida limited liability company. J Street has historically been engaged in the import and wholesale distribution of wines and alcoholic beverages in various U.S. states, including Nevada, New York, New Jersey, Florida and California, with customers including bars, restaurants, casinos and hotels.

On November 3, 2025, the Company, through its wholly owned subsidiary J Street, completed the acquisition of Prestige Worldwide Wine Company, LLC, a California limited liability company. Prestige is a winemaking consulting company that provides winemaking services to third parties. The acquired assets include global wine-related trademarks, intellectual property, proprietary wine formulations and distributor and customer relationships.

In October 2025, J Street participated in the formation of Interstice Cellars LLC, a Delaware limited liability company formed to operate as a developer and retailer of specialty wines. J Street serves as the managing member and holds a 51% membership interest. The remaining 49% is held by two unaffiliated members. The Company consolidates Interstice and records a non-controlling interest for the 49% not owned by J Street.

CFN Business

The CFN Business generates revenue through sponsored content, including articles, press releases, videos, podcasts, advertisements and other media, email advertisements and other marketing campaigns run on behalf of public and private companies in the cannabis industry, helping them reach accredited, retail and institutional investors. Most revenue is generated through contracts involving a monthly cash payment over service periods generally ranging from three to six months.

Discontinued Operations – Ranco LLC

During the fourth quarter of 2025, we discontinued the operations of our wholly owned subsidiary Ranco LLC, which had operated a white-label manufacturing and co-packing business for the hemp and wellness industries. Following the passage of H.R. 5371, which bans intoxicating hemp-derived consumable products nationally effective November 12, 2026, our Board of Directors formally approved a plan to discontinue and wind down Ranco’s operations on November 19, 2025. Ranco is presented as a discontinued operation in our unaudited condensed consolidated financial statements for all periods presented. See Note 12 to the unaudited condensed consolidated financial statements.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following are the results of our continuing operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:

	Three Months Ended
	March 31,
	2026	2025	Change	% Change

Net revenues	$87,917	$2,283	$85,634	3751%
Cost of revenue	57,247	252	56,995	22617%
Gross profit	30,670	2,031	28,639	1410%

Operating expenses:
Selling, general and administrative	1,226,514	463,931	762,583	164%
Total operating expenses	1,226,514	463,931	762,583	164%

Loss from operations	(1,195,844)	(461,900)	(733,944)	159%

Other income (expense):
Interest expense	(55,108)	(54,248)	(860)	2%
Other income	16,618	-	16,618	100%
Total other expense, net	(38,490)	(54,248)	15,758	-29%

Provision for income taxes	-	-	-
Net loss	(1,234,334)	(516,148)	(718,186)	139%
Preferred stock interest	105,000	60,000	45,000	75%
Net loss from continuing operations	(1,339,334)	(576,148)	(763,186)	132%
Net loss from discontinued operations, net of tax	60,375	(1,987,462)	2,047,837	-103%
Net loss	(1,278,959)	(2,563,610)	1,284,651	-50%

Net Revenues

Net revenues from continuing operations were $87,917 for the three months ended March 31, 2026, compared to $2,283 for the three months ended March 31, 2025, an increase of $85,634. The increase was primarily attributable to the addition of the wine and beverage operations following the acquisitions of J Street on July 1, 2025 and Prestige on November 3, 2025. Revenues from these operations consist primarily of wholesale wine and beverage sales to licensed retailers, wholesalers and other licensed entities, as well as winemaking consulting services provided through Prestige. The CFN Business generated minimal revenues during both periods as the Company’s focus has shifted toward the integration and commercialization of the wine and beverage platform.

Cost of Revenue

Cost of revenue from continuing operations was $57,247 for the three months ended March 31, 2026, compared to $252 for the three months ended March 31, 2025, an increase of $56,995. Cost of revenue consists primarily of the cost of wine and beverage products sold and related shipping, freight and delivery costs incurred by the wine and beverage operations. Gross profit from continuing operations was $30,670 for the three months ended March 31, 2026, compared to $2,031 for the three months ended March 31, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations were $1,226,514 for the three months ended March 31, 2026, compared to $463,931 for the three months ended March 31, 2025, an increase of $762,583. The increase was primarily attributable to (i) stock-based compensation and settlement expense of approximately $409,800 recognized during the three months ended March 31, 2026 in connection with the issuance of 365,000 shares of common stock for services and settlement, with no comparable activity in the prior year period, and (ii) additional operating costs associated with the integration and operation of the J Street and Prestige wine and beverage operations, including personnel, professional fees, and other administrative costs.

Loss from Operations

Loss from continuing operations was $1,195,844 for the three months ended March 31, 2026, compared to $461,900 for the three months ended March 31, 2025, an increase in loss of $733,944. The increase was primarily due to the higher selling, general and administrative expenses described above, partially offset by the increase in gross profit from the wine and beverage operations.

Other Income (Expense)

Total other expense, net, from continuing operations was $38,490 for the three months ended March 31, 2026, compared to $54,248 for the three months ended March 31, 2025. The change reflects (i) interest expense of $55,108 for the three months ended March 31, 2026 compared to $54,248 for the three months ended March 31, 2025, and (ii) other income of $16,618 recognized during the three months ended March 31, 2026, with no comparable amount in the prior year period.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2026 and 2025.

Net Loss from Continuing Operations

Net loss from continuing operations attributable to common stockholders, after preferred stock interest of $105,000 (2026) and $60,000 (2025), was $1,339,334 for the three months ended March 31, 2026, compared to $576,148 for the three months ended March 31, 2025.

Discontinued Operations

Net income from discontinued operations, net of tax, was approximately $60,375 for the three months ended March 31, 2026, compared to a net loss of approximately $1,987,462 for the three months ended March 31, 2025. The change reflects the wind-down of Ranco’s operations following the November 2025 Board-approved plan to discontinue Ranco. During the three months ended March 31, 2026, Ranco had limited operating activity as it continued the wind-down process. See Note 12 to the unaudited condensed consolidated financial statements.

Net Loss

Net loss for the three months ended March 31, 2026 was $1,278,959, compared to $2,563,610 for the three months ended March 31, 2025. The decrease in net loss was primarily attributable to the reduced loss from discontinued operations following the wind-down of Ranco, partially offset by the higher loss from continuing operations.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, we had cash of $103,525, a working capital deficit of  $24,833,441, and an accumulated deficit of $87,046,420. For the three months ended March 31, 2026, we incurred a net loss of $1,278,959.

Our resources are limited. As we implement our growth strategy, poor strategic design or execution could impact negatively our operations and our cash flows. We expect that our expenses will continue to increase as we continue to integrate and commercialize the wine and beverage operations and continue the wind-down of Ranco.

We have a history of losses and negative cash flows from operations. Our operations have been financed primarily through proceeds from the issuance of equity, borrowing money through the issuance of promissory notes and use of a credit facility. We may continue to incur losses in the future.

These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. Management’s plans to address these conditions include the continued integration and commercialization of the J Street, Prestige and Interstice Cellars businesses, the pursuit of additional debt or equity financing, and the wind-down of Ranco’s discontinued operations. There can be no assurance that management’s plans will be successful. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following is a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(118,233)	$72,608
Net cash used in investing activities	$-	$(48,163)
Net cash provided by (used in) financing activities	$23,807	$(27,193)

Cash (Used in) Provided by Operating Activities

Net cash used in operating activities from continuing operations was $(227,983) during the three months ended March 31, 2026. Net cash provided by operating activities from discontinued operations was $109,750. Total net cash used in operating activities was $(118,233).

Cash Used in Investing Activities

There was no cash used in or provided by investing activities from continuing or discontinued operations during the three months ended March 31, 2026 compared to purchase of property and equipment of $48,163 from discontinued operations during the three months ended March 31, 2025.

Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the three months ended March 31, 2026 reflected a $26,000 loan receipt partially offset by repayment of notes of $2,193. Net cash used in financing activities from continuing operations during the three months ended March 31, 2025 reflected repayment of notes of $2,193 and repayment of notes of $25,000 from discontinued operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For a discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company issued an aggregate of 365,000 shares of common stock for services and settlement at an aggregate fair value of $409,800. The shares were issued in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

Item 5. Other Information

Given the timing of the events, the following information is included in this Form 10-Q pursuant to Item 3.02 Unregistered Sales of Equity Securities” of Form 8-K in lieu of filing a Form 8-K.

On May 5, 2026, the Company issued a five-year common stock purchase warrant (the "May 5 Warrant") to purchase up to 30,000 shares of the Company's common stock at an exercise price of $0.50 per share in connection with the 12% promissory note issued on May 5, 2026. The May 5 Warrant is exercisable at any time following the issue date of May 5, 2026 through the fifth anniversary thereof and contains customary anti-dilution adjustments for stock dividends, stock splits and combinations, and reorganization, consolidation, merger and similar transactions. The warrant was issued in a private transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

On May 20, 2026, the Company issued a five-year common stock purchase warrant (the "May 20 Warrant") to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.50 per share in connection with the 12% promissory note issued on May 20, 2026. The May 20 Warrant is exercisable at any time following the issue date of May 20, 2026 through the fifth anniversary thereof and contains customary anti-dilution adjustments for stock dividends, stock splits and combinations, and reorganization, consolidation, merger and similar transactions. The warrant was issued in a private transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

On May 20, 2026, the Company issued to Emerging Growth LLC an aggregate of 470,000 shares of common stock in lieu of $235,000 of interest payable through April 30, 2026 pursuant to the terms of the Series B Preferred Stock. The shares were issued in a private transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

On May 20, 2026, the Company issued 120,000 shares of common stock for services at an aggregate fair value of $60,000. The shares were issued in a private transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Given the timing of the events, the following information is included in this Form 10-Q pursuant to Item 3.02 “Unregistered Sales of Equity Securities” and pursuant to Item 5.02 “Departure of Directors or Certain Officers;

Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K in lieu of filing a Form 8-K.

On May 20, 2026, the Company issued to each of Brian Ross, the Company’s President and Chief Executive Officer and a director, and Mario Marsillo Jr., the Company’s Chief Business Officer and a director, ten year warrants exercisable at any time following the issue date to purchase up to 500,000 shares of Common Stock at an exercise price of $0.50 per share. The warrants contain customary anti-dilution adjustments for stock dividends, stock splits and combinations, and reorganization, consolidation, merger and similar transactions. The warrants were issued in consideration of each executive officer’s and director’s services to the Company and in connection with their continuing deferral of compensation, and were exempt from registration pursuant to Section 4(a)(2) under the Securities Act as a transaction not involving any public offering.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFN ENTERPRISES INC.

Date: May 20, 2026	By:	/s/ Brian Ross
Brian Ross
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)