Form 10-Q
period 2026-06-30
CFN Enterprises Inc.
filed 2026-08-26
CIK 1352952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 26, 2026 was 9,536,357.

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

CFN ENTERPRISES INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CFN ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$76,068	$197,951
Accounts receivable, net	33,250	-
Inventories, net	153,822	516,124
Current assets of discontinued operations	82,225	84,799
Total current assets	345,365	798,874
Property and equipment, net	-	-
Intangible assets, net	297,843	331,325
Right of use asset	72,730	91,221
Other assets	8,910	8,910
Total assets	$724,848	$1,230,330

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,943,260	$2,918,948
Accrued liabilities	3,679,058	3,434,716
Due to related party	666,140	666,140
Current portion of notes payable	3,393,541	3,393,541
Due to seller	1,000,000	1,000,000
Loan payable	26,000	-
Current portion of right of use liability	39,915	37,976
Current liabilities of discontinued operations	13,386,300	13,322,940
Total current liabilities	25,134,214	24,774,261
Right of use liability	32,655	53,109
Long-term note payable, net of current portion and discounts	160,350	110,899
Total liabilities	25,327,219	24,938,269

Commitments and contingencies

Stockholders' deficit:

Series A preferred stock, $0.001 par value, 500 shares authorized, 500 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	1	1
Series B preferred stock, $0.001 par value, 3,000 shares authorized, 3,000 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	3	3
Common stock, $0.001 par value, 500,000,000 shares authorized, 9,536,357 and 8,581,357 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9,536	8,581
Additional paid-in capital	63,858,914	61,990,937
Non-controlling interests	60,000	60,000
Accumulated deficit	(88,530,825)	(85,767,461)
Total stockholders' deficit	(24,602,371)	(23,707,939)
Total liabilities and stockholders' deficit	$724,848	$1,230,330

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenues	$48,598	$6,302	$136,515	$8,585
Cost of revenue	31,852	100	89,099	352
Gross profit	16,746	6,202	47,416	8,233

Operating expenses:
Selling, general and administrative	1,349,714	337,955	2,576,228	801,886
Total operating expenses	1,349,714	337,955	2,576,228	801,886

Loss from operations	(1,332,968)	(331,753)	(2,528,812)	(793,653)

Other income (expense):
Interest expense	(58,196)	(54,248)	(113,304)	(108,496)
Loss on conversion of accrued interest	-	(60,000)	-	(60,000)
Other income	28,318	-	44,936	-
Total other expense, net	(29,878)	(114,248)	(68,368)	(168,496)

Provision for income taxes	-	-	-	-
Net loss	(1,362,846)	(446,001)	(2,597,180)	(962,149)
Preferred stock interest	105,000	60,000	210,000	120,000
Net loss from continuing operations	(1,467,846)	(506,001)	(2,807,180)	(1,082,149)
Net income (loss) from discontinued operations, net of tax	(16,559)	(1,847,855)	43,816	(3,835,317)
Net loss	$(1,484,405)	$(2,353,856)	$(2,763,364)	$(4,917,466)

Net loss per share attributable common stockholders:
Net loss from continuing operations	$(0.16)	$(0.06)	$(0.31)	$(0.13)
Net income (loss) from discontinued operations, net of taxes	$(0.00)	$(0.22)	$0.00	$(0.47)
Net loss per share	$(0.16)	$(0.28)	$(0.31)	$(0.60)

Weighted average common shares outstanding - basic and diluted	9,215,135	8,272,813	8,937,468	8,247,585

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A		Series B				Additional		Non-	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance at December 31,2024	500	$1	3,000	$3	8,221,066	$8,221	$61,113,797	$(78,952,223)	$-	$(17,830,201)
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(2,503,610)	-	(2,503,610)
Balance at March 31, 2025	500	1	3,000	3	8,221,066	8,221	61,113,797	(81,515,833)	-	(20,393,811)
Conversion of accrued interest into shares	-	-	-	-	60,000	60	119,940	-	-	120,000
Preferred stock interest	-	-	-	-	-	-	-	(60,000)	-	(60,000)
Net loss	-	-	-	-	-	-	-	(2,293,856)	-	(2,293,856)
Balance at June 30, 2025	500	$1	3,000	$3	8,281,066	$8,281	$61,233,737	$(83,869,689)	$-	$(22,627,667)

Balance at December 31, 2025	500	1	3,000	3	8,581,357	8,581	61,990,937	(85,767,461)	60,000	(23,707,939)
Issuance of common stock for services	-	-	-	-	365,000	365	409,435	-	-	409,800
Preferred stock interest	-	-	-	-	-	-	-	(105,000)	-	(105,000)
Net loss	-	-	-	-	-	-	-	(1,173,959)	-	(1,173,959)
Balance at March 31, 2026	500	1	3,000	3	8,946,357	8,946	62,400,372	(87,046,420)	60,000	(24,577,098)
Issuance of common stock for services	-	-	-	-	120,000	120	107,880	-	-	108,000
Issuance of common stock for preferred interest	-	-	-	-	470,000	470	422,530	-	-	423,000
Warrants issued with promissory notes	-	-	-	-	-	-	28,132	-	-	28,132
Warrant issued to officers	-	-	-	-	-	-	900,000	-	-	900,000
Preferred stock interest	-	-	-	-	-	-	-	(105,000)	-	(105,000)
Net loss	-	-	-	-	-	-	-	(1,379,405)	-	(1,379,405)
Balance at June 30, 2026	500	$1	3,000	$3	9,536,357	$9,536	$63,858,914	$(88,530,825)	$60,000	$(24,602,371)

See accompanying notes to the unaudited condensed consolidated financial statements

CFN ENTERPRISES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss from continuing operations	$(2,597,180)	$(962,149)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	33,482	663
Amortization of right of use asset	18,491	23,610
Amortization of debt discount	1,969	-
Inventory write off	413,250	-
Stock based compensation	1,417,800	-
Loss on conversion of debt		60,000
Bad debt expense		20,000
Changes in operating assets and liabilities:
Accounts receivable, net	(33,250)	3,689
Inventories, net	(50,948)	-
Other assets	-	(2,189)
Accounts payable and accrued liabilities	481,654	(435,841)
Right of use liability, net	(18,515)	(27,486)
Net cash used in operating activities from continuing operations	(333,247)	(1,319,703)
Net cash provided by operating activities from discontinued operations	109,750	2,900,524
Net cash (used in) provided by operating activities	(223,497)	1,580,821
Cash flows from investing activities:
Purchase of property and equipment, net	-	-
Net cash used in investing activities from continuing operations	-	-
Net cash used in investing activities from discontinued operations	-	(101,745)
Net cash used in investing activities	-	(101,745)
Cash flows from financing activities:
Due to related party	-	-
Repayments of notes	(4,386)	(4,386)
Proceeds from notes	106,000	-
Net cash provided by (used in) financing activities from continuing operations	101,614	(4,386)
Net cash used in financing activities from discontinued operations	-	(53,000)
Net cash used provided by (used in) financing activities	101,614	(57,386)
Net change in cash and cash equivalents	(121,883)	1,421,690
Cash at beginning of period	197,951	373,834
Cash at end of period	$76,068	$1,795,524

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$113,304	$90,000

Supplemental disclosure of non-cash investing and financing activities:
Accrual of preferred stock interest	$210,000	$120,000
Modification fee and conversion of accrued interest into shares	$-	$60,000
Issuance of common stock for preferred interest	$423,000	$-
Warrants issued with promissory notes	$28,132	$-

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

The Company had a working capital deficit of $24,788,849 and an accumulated deficit of $88,530,825 as of June 30, 2026. The Company also had a net loss of $2,597,180 for the six months ended June 30, 2026 and used cash in operating activities from continuing operations of $333,247 during that period.

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

These unaudited condensed financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto for the years ended December 31, 2025 and 2024, which are included in the Company’s December 31, 2025 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on April 15, 2026. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation of these may be determined in that context. The results of operations for the period ended June 30, 2026 are not necessarily indicative of results for the entire year ending December 31, 2026.

Reverse Stock Split

On July 11, 2025, the Company effected a 1-for-10 reverse stock split of its common stock. No fractional shares were issued, and any fractional shares were rounded up to the nearest whole share. The reverse stock split did not affect the number of authorized shares or the par value of the common stock. All share and per-share amounts in these unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

Segment Reporting

Following the classification of Ranco LLC as a discontinued operation in the fourth quarter of 2025, the Company operates under one continuing operating segment. Prior period segment information has been retrospectively adjusted to exclude the discontinued Ranco operations. See Note 12 – Discontinued Operations and Note 14 – Segment Reporting.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has no restricted cash as of June 30, 2026 and December 31, 2025.

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

Inventory

The Company’s inventory from continuing operations consists of wine and related products acquired pursuant to the  Prestige acquisition, and the Interstice Cellars joint venture. Inventory includes finished goods (bottled wine and case goods) and work-in-progress (bulk wine in various stages of production being procured from third-party vendors by Prestige). The inventory is valued at the lower of cost (specific identification) or estimated net realizable value. As of June 30, 2026, inventory from continuing operations was $153,822, which pertained to work-in-progress wine inventory that Prestige is procuring from vendors. During the six months ended June 30, 2026, the Company recorded a write-off of $413,250 to fully impair the remaining J Street inventory, as the Company determined that the carrying value was no longer recoverable. The write-off was charged to selling, general and administrative expenses and is reflected as a non-cash adjustment within operating activities in the condensed consolidated statements of cash flows. As of June 30, 2026, all inventory from continuing operations pertained to wine inventory held by Prestige and Interstice.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Intangible Assets

Intangible assets consist of trademarks, licenses and intellectual property acquired in the J Street and Prestige acquisitions and are amortized on a straight-line basis over their estimated useful lives of five years. Intangible assets, net of accumulated amortization, were $297,843 and $331,325 at June 30, 2026 and December 31, 2025, respectively.

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

Wine and Beverage Business (J Street / Prestige)

J Street generates revenue through the sale of wine and other alcoholic beverages. Revenue is recognized at the point in time when products are shipped to customers. Prestige generates revenue through winemaking consulting services, recognized as services are performed.  During the three and six months ended June 30, 2026, the Company recognized $38,373 and $121,980, respectively, of wine and beverage revenue from product sales. There was no wine and beverage revenue in the comparative prior-year periods.

Disaggregation of Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product sales - wine	$38,373	$-	$121,980	$-
Sponsored content services	10,225	6,302	14,535	8,585
	$48,598	$6,302	$136,515	$8,585

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. As of June 30, 2026, the Company had no outstanding stock options, 2,278,850 outstanding warrants, and 3,500 shares of preferred stock which were excluded from the calculation of diluted earnings per share because their effects were anti-dilutive.

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

NOTE 4: DUE TO SELLER

RAN CoPacking Solutions LLC

Pursuant to the Asset Purchase Agreement, the Company owes the seller of RAN CoPacking Solutions LLC $1,000,000 in cash consideration. The amount was recorded as a due to seller liability on the consolidated balance sheet. As of June 30, 2026 and December 31, 2025, no payments had been made and the balance remained $1,000,000.

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following:

	June 30,	December 31,
	2026	2025
Machinery & equipment	$50,000	$50,000
Furniture and equipment and leasehold improvements	14,773	14,773
	64,773	64,773
Less: Accumulated depreciation	(64,773)	(64,773)
	$-	$-

Depreciation expense for the three and six months ended June 30, 2026 and 2025 from continuing operations was not material.

NOTE 6: INTANGIBLE ASSETS

Intangible assets, net, consist of the trademarks and licenses acquired in the J Street acquisition and the customer relationships and brand acquired in the Prestige acquisition (See Note 3). Intangible assets are amortized on a straight-line basis over their estimated useful life of five years.

Useful		Gross Carrying	Accumulated	Net Carrying
Life		Amount	Amortization	Amount
Trademarks and licenses (J Street)	5 years	$21,750	$(4,349)	$17,401
Customer relationships and brand (Prestige)	5 years	322,500	(42,058)	280,442
Total intangible assets		$344,250	$(46,407)	$297,843

Amortization expense was approximately $16,270 and $33,482 for the three and six months ended June 30, 2026, respectively. The Company did not have intangible assets in the comparative periods.

Estimated future amortization expense for the next five years is as follows:

Year Ending December 31,	Amount
2026	$35,368
2027	68,850
2028	68,850
2029	68,850
2030	55,925
Total	$297,843

NOTE 7: NOTES PAYABLE

The following is a summary of the Company’s notes payable from continuing operations as of June 30, 2026 and December 31, 2025. Notes payable related to the discontinued operations of Ranco LLC ($4,044,083 at June 30, 2026 and December 31, 2025) are presented within current liabilities of discontinued operations on the consolidated balance sheet. See Note 12 – Discontinued Operations.

On September 10, 2019, the Company entered into a promissory note payable whereby the Company borrowed $500,000 bearing interest at 8% per annum. Interest on the note is payable quarterly. In 2022, the maturity date was extended to 2024. In April 2025, the Company and the holder reached an agreement to extend the maturity date to December 31, 2027. In connection with the extension, the Company issued 60,000 shares of its common stock to the noteholder in consideration of the extension and in lieu of $60,000 of interest accrued on the note through March 31, 2025. The issuance of shares was recorded as a loss on conversion of accrued interest of $60,000 in the consolidated statement of operations during the year ended December 31, 2025. The outstanding balance of the note was $500,000 at both June 30, 2026 and December 31, 2025.

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

On September 30, 2019, the Company’s subsidiary CNP Operating entered into a promissory note payable with Eagle Six Consultants, Inc. (“Eagle”) whereby the Company borrowed $550,000 bearing interest at 16% per annum. The outstanding balance of the note was $302,489 at June 30, 2026. The note is currently in default.

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

On June 24, 2020, the Company entered into a Loan Authorization and Agreement with the U.S. Small Business Administration (“SBA”) under which the Company borrowed $150,000 and issued to the SBA a note and security agreement for the amount borrowed. Outstanding borrowings accrue interest at a rate of 3.75% per annum, and instalment payments, including principal and interest, of $731 are due monthly and begin 12 months from the date of the loan agreement. The balance of any remaining principal and interest is due 30 years from the date of the loan agreement. As collateral for the borrowing, the Company granted the SBA a security interest in substantially all assets of the Company. The outstanding balance of the note was $115,285 at June 30, 2026 (of which $8,772 was classified as current and $106,513 as long-term) and $119,671 at December 31, 2025.

On October 19, 2021, the Company borrowed $250,000 from a lender and issued a promissory note for the repayment of the amount borrowed. The promissory note is unsecured, has a maturity date of December 31, 2024 and all principal is due upon maturity. The amount borrowed accrues interest at 12% per annum and accrued interest is payable monthly commencing on December 1, 2021. The promissory note contains customary events of default permitting acceleration of repayment for nonpayment of amounts due, a bankruptcy related proceeding, breach of representations or covenants, sale of substantially all assets, and change of control. The note is currently in default. The outstanding balance of the note was $250,000 at June 30, 2026.

On November 19, 2020, the Company’s subsidiary CNP Operating purchased equipment for $58,095 which was financed at zero interest rate. The monthly payments of $968 will be made for the next 60 months and matured on November 19, 2025. Imputed interest was not material. In 2022, CNP purchased additional equipment for $55,016 which was financed at zero interest rate with the same lender with similar terms. The outstanding balance of the note was $48,513 at June 30, 2026.

In November 2020 and 2022, the Company’s subsidiary CNP Operating, LLC purchased equipment totaling $113,111 which was financed at zero interest rate with monthly payments of $968 for 60 months. Imputed interest was not material.

2026 Promissory Notes

On May 5, 2026, the Company issued a 12% promissory note to a third party (the “May 5 Lender”) in the principal amount of $30,000. The note matures on April 30, 2028 and bears interest at 12% per annum, payable quarterly in arrears, commencing June 1, 2026. At the option of the May 5 Lender, interest may be paid in cash or in shares of the Company’s common stock, with the number of shares determined based on the closing price of the Company’s common stock on the last trading day before the respective interest payment date. The Company may prepay all or any portion of the principal and accrued interest at any time without penalty. In connection with the issuance of the note, the Company issued the May 5 Lender a five-year common stock purchase warrant to purchase up to 30,000 shares of common stock at an exercise price of $0.50 per share.

On May 20, 2026, the Company issued a 12% convertible promissory note to a third party in the principal amount of $50,000. Interest accrues at 12% per annum and is payable quarterly on each of June 1, September 1, December 1 and March 1, commencing June 1, 2026, at the holder's option in cash or in shares of common stock. The note matures on May 20, 2028, may be prepaid at any time without penalty, and the outstanding principal is convertible at the holder's option into shares of common stock at a conversion price of $0.50 per share. In connection therewith, the Company issued the lender a five-year common stock purchase warrant to purchase up to 50,000 shares of common stock at an exercise price of $0.50 per share.

The relative fair value of the warrants issued with the 2026 promissory notes of $28,132 was recorded as a debt discount and additional paid-in capital and is being amortized to interest expense over the term of the related notes. Amortization of debt discount was $1,969 for the three and six months ended June 30, 2026. The Company also received $26,000 during the six months ended June 30, 2026 under a short-term loan, which is presented separately as a loan payable within current liabilities.

Ranco Notes (Discontinued Operations)

On May 8, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $1,150,000.  The notes are unsecured and have a maturity date 15 months following their issuance.  Beginning on the fourth month after issuance, the Company will make monthly repayments totaling $143,750, including principal and interest.  Total principal and interest to be repaid is $1,725,000, and any remaining outstanding balance is due at maturity. As of June 30, 2026, note payable, net of unamortized discount of $0, was $643,250 for these two notes.

On July 1, 2023, the Company entered into a promissory note with two lenders for aggregate proceeds of $3,850,000.  The notes are unsecured and have a maturity date 15 months following their issuance. As of June 30, 2026, note payable, net of unamortized discount of $0, was $3,400,833 for these two notes.

On July 1, 2023, the May and July notes were rolled over to Ranco, LLC for an aggregate of $5,000,000 (the “Ranco Notes”). The Company has since repaid a portion of the principal, and the outstanding balance of the Ranco Notes was $4,044,083 at both June 30, 2026 and December 31, 2025.  The Ranco Notes have a 15 month term and are subject to mandatory equal repayments commencing on the fourth month following issuance. The Ranco Notes are secured by the assets of Ranco and guaranteed by the Company.

Future Maturities

Future scheduled maturities of long-term debt from continuing operations are as follows:

December 31,
2026	$3,393,541
2027	8,772
2028	62,609
2029	8,772
Thereafter	80,197
$3,553,891

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

NOTE 8: STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2026 and December 31, 2025, 9,536,357 and 8,581,357 shares of common stock were issued and outstanding, respectively.

During the three months ended June 30, 2026, the Company issued 120,000 shares of common stock for services at an aggregate fair value of $108,000, and 470,000 shares of common stock in satisfaction of accrued Series B Preferred Stock interest at an aggregate fair value of $423,000. During the six months ended June 30, 2026, the Company issued an aggregate of 485,000 shares of common stock for services and settlement at an aggregate fair value of $517,800, and 470,000 shares of common stock in satisfaction of accrued preferred stock interest at an aggregate fair value of $423,000. In each case the fair value was based on the closing market price of the Company’s common stock on the respective issuance dates. The fair value of shares issued for services and settlement was recorded as stock-based compensation and settlement expense within general and administrative expenses.

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.001 per share, of which 500 have been authorized as Series A Preferred Stock and 3,000 have been authorized as Series B Preferred Stock. As of June 30, 2026 and December 31, 2025, 500 shares of Series A Preferred Stock and 3,000 shares of Series B Preferred Stock were issued and outstanding.

For the three months ended June 30, 2026 and 2025, the Company incurred $105,000 and $60,000, respectively, and for the six months ended June 30, 2026 and 2025, the Company incurred $210,000 and $120,000, respectively, of interest from the outstanding preferred stock. On May 20, 2026, the Company issued 470,000 shares of common stock to Emerging Growth, LLC in satisfaction of $423,000 of accrued Series B Preferred Stock interest.

Warrants

During the six months ended June 30, 2026, the Company issued immediately exercisable five-year warrants to purchase an aggregate of 80,000 shares of common stock at an exercise price of $0.50 per share to lenders in connection with the issuance of the 2026 promissory notes. The relative fair value of these warrants of $28,132 was recorded as a debt discount and additional paid-in capital and is being amortized to interest expense over the term of the related notes. See Note 7.

On May 20, 2026, the Company issued immediately exercisable ten-year warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.50 per share to each of Brian Ross, the Company's President and Chief Executive Officer and a director, and Mario Marsillo Jr., the Company's Chief Business Officer and a director, in consideration of each executive officer's and director's services to the Company and in connection with their continuing deferral of compensation. The aggregate fair value of these warrants of $900,000 was recorded as stock-based compensation expense within general and administrative expenses for the three and six months ended June 30, 2026. See Note 11.

Details of warrants outstanding as of June 30, 2026 as follows:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual Life
	Warrants	Exercise Price	(Years)
Outstanding at December 31, 2025	1,198,850	$4.15	2.43
Granted	1,080,000	0.50	9.52
Forfeited	-	-	-
Outstanding at June 30, 2026	2,278,850	$2.42	5.53

Vested and expected to vest at June 30, 2026	2,278,850	$2.42	5.53
Exercisable at June 30, 2026	2,278,850	$2.42	5.53

As of June 30, 2026, all outstanding warrants were fully vested and there was no remaining unrecorded compensation expense.

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

The Company’s consolidated variable interest entities had no revenues, expenses, or other profit and loss activity during the six months ended June 30, 2026. Accordingly, no net income or loss was allocated to the non-controlling interests for the period.

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

The following table summarizes the activity in non-controlling interests for the six months ended June 30, 2026:

Balance at December 31, 2025	$60,000
Capital contributions from non-controlling interest members	-
Net income (loss) attributable to non-controlling interests	-
Balance at June 30, 2026	$60,000

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

In connection with the Ranco acquisition, the Company agreed to assume the Seller’s lease for property related to the Purchased Assets in Los Angeles, California, consisting of approximately 46,000 square feet of space. The Ranco operating lease agreement commenced on July 1, 2022 and expires on July 31, 2027. The lease requires monthly base rent payments of $49,782 and required a security deposit of $297,269. Upon the Ranco acquisition, the Company recognized a right of use asset of $2,270,059 and right of use liability of $1,760,485. Furthermore, the Company acquired the existing security deposit of $297,269. In 2023, the Company recognized a right of use asset of $1,993,847 and right of use liability of $2,031,541. Initially, the Company was only paying the $49,782 monthly base rent until the landlord vacated the other half of the space on May 1, 2024, at which point the Company took over the entire premises and the lease rental increased to $96,634 per month. In connection with the classification of Ranco as a discontinued operation in the fourth quarter of 2025, the Ranco ROU asset was fully impaired and the remaining right-of-use liability of $1,223,254 and $1,765,842 is included in current liabilities of discontinued operations on the consolidated balance sheet as of June 30, 2026 and December 31, 2025, respectively. See Note 12 – Discontinued Operations.  The Ranco lease is personally guaranteed by Allen Park and Rami Abi.

In May 2025, the Company entered into a lease for office space in Las Vegas, Nevada. The lease expired in May 2026 and had a monthly base rent of $1,015.

The following is a summary of related assets and liabilities for all non-cancellable operating leases from continuing operations:

	June 30,	December 31,
	2026	2025
Operating leases
Assets
Right of use asset	$72,730	$91,221

Liabilities
Current portion of right of use liability	$39,915	$37,976
Right of use liability	32,655	53,109
Total operating lease liabilities	$72,570	$91,085

Weighted average remaining lease term (years)	1.75	1.43
Weighted average discount rate	10.00%	10.00%

Future minimum lease payments under non-cancellable operating leases from continuing operations are as follows:

Operating
Period Ended December 31,	Leases
2026	$22,500
2027	45,000
2028	11,250
Total lease payments	78,750
Less imputed interest	(6,180)
Total lease obligations	72,570
Less current lease obligations	(39,915)
Long-term lease obligations	$32,655

NOTE 11: RELATED PARTY TRANSACTIONS

As of June 30, 2026 and December 31, 2025, amounts due to related parties were approximately $666,140 and $666,140, respectively. These balances included $428,700 due to CSIS and a $165,000 capital contribution made by Peter Weitz, a shareholder of the Company, on behalf of J Street Capital Partners LLC in the joint venture, Interstice Cellars LLC. The advances are unsecured, non-interest-bearing, and due on demand.

During the year ended December 31, 2025, Ranco LLC purchased products aggregating approximately $17.3 million from AGP Holdings LLC, an entity wholly owned by Allen Park, the Company’s former Chief Operating Officer and Controller, on arm’s length terms. These transactions are included in discontinued operations. On October 1, 2025, the arrangement was terminated by the Company. There were no purchases from AGP Holdings LLC during the three and six months ended June 30, 2026.

Prestige was acquired from Thomas Hinde, who serves as a consultant to the Company under a winemaking services arrangement entered into in connection with the Prestige acquisition. Amounts payable to Mr. Hinde under the consulting arrangement were not material at June 30, 2026.

On May 20, 2026, the Company issued ten-year warrants to purchase up to 500,000 shares of common stock at an exercise price of $0.50 per share to each of Brian Ross, the Company's President and Chief Executive Officer and a director, and Mario Marsillo Jr., the Company's Chief Business Officer and a director, in consideration of each executive officer's and director's services to the Company and in connection with their continuing deferral of compensation. See Note 8.

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

Held-for-Sale Analysis – Abandonment Classification

The Company considered whether the long-lived assets of Ranco should be classified as “held for sale” under ASC 360-10-45-9. Management concluded that the criteria for held-for-sale classification were not met as of June 30, 2026 because: (i) although management committed to a plan to explore strategic alternatives, no binding sale agreement has been reached; (ii) the assets are not available for immediate sale in their present condition due to the wind-down status and regulatory uncertainty under H.R. 5371; (iii) no active marketing program to locate a buyer had been initiated; (iv) a sale within twelve months is not probable given the national ban on intoxicating hemp-derived products; and (v) no asking price has been established and no formal marketing has commenced.

Accordingly, the disposition of Ranco is classified as an abandonment under ASC 205-20-45-1(b) rather than a held-for-sale transaction. Under the abandonment model, assets are carried at their historical carrying values (no lower-of-cost-or-fair-value-less-costs-to-sell adjustment is required), and the assets are not presented as “held for sale” on the balance sheet.

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

Condensed Consolidated Balance Sheets: No retrospective reclassification is required for prior-period balance sheets. Assets and liabilities of Ranco are presented separately as of June 30, 2026 and December 31, 2025. All Ranco liabilities – including amounts previously classified as long-term (notes payable and right-of-use liabilities) – have been classified as current liabilities of discontinued operations, as there is no ongoing business basis supporting long-term classification under the abandonment model.

Earnings (Loss) Per Share: Prior-period EPS amounts have been recast to separately present income (loss) per share from continuing operations and discontinued operations.

Results of Discontinued Operations

The following table presents the results of Ranco’s discontinued operations for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenues	$-	$18,675,897	$-	$24,568,518
Cost of revenue	-	17,907,678	-	24,200,470
Gross profit (loss)	-	768,219	-	368,048

Operating expenses:
Selling, general and administrative	16,559	2,622,016	115,070	4,238,282
Total operating expenses	16,559	2,622,016	115,070	4,238,282

Loss from discontinued operations	(16,559)	(1,853,797)	(115,070)	(3,870,234)

Other income (expense):
Other income	-	5,942	158,886	34,917
Total other expense, net	-	5,942	158,886	34,917

Provision for income taxes	-	-	-	-
Net income (loss) from discontinued operations, net of tax	$(16,559)	$(1,847,855)	$43,816	$(3,835,317)
Net income (loss) per common share - basic and diluted	$(0.00)	$(0.22)	$0.00	$(0.47)
Weighted average common shares outstanding - basic and diluted	9,215,135	8,272,813	8,937,468	8,247,585

The change from a net loss from discontinued operations of $3,835,317 during the six months ended June 30, 2025 to net income from discontinued operations of $43,816 during the six months ended June 30, 2026 was primarily attributable to: (i) other income of $158,886; and (ii) a decrease in selling, general and administrative expenses to $115,070 from $4,238,282 in the prior period, as the Company wound down Ranco’s operations.

Assets and Liabilities of Discontinued Operations

The following table presents the major classes of assets and liabilities of Ranco included in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. As discussed above, all Ranco liabilities have been classified as current under the abandonment model.

	June 30,	December 31,
	2026	2025
Current assets of discontinued operations:
Cash	$82,225	$84,799
Total current assets of discontinued operations	$82,225	$84,799

Current liabilities of discontinued operations:
Accounts payable	3,851,967	3,308,519
Accrued liabilities	4,266,996	4,204,496
Right of use liability (reclassified to current)	1,223,254	1,765,842
Notes payable (reclassified to current)	4,044,083	4,044,083
Total current liabilities of discontinued operations	$13,386,300	$13,322,940

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

Cash Flows from Discontinued Operations

The following table presents the cash flows of Ranco for the six months ended June 30, 2026 and 2025. These amounts represent Ranco’s own cash flows and are presented on a different basis from the unaudited condensed consolidated statements of cash flows, which reflect the cash flows of continuing operations only and include cash transferred from Ranco as a single line within operating activities. Ranco’s cash is reported within current assets of discontinued operations on the unaudited condensed consolidated balance sheets and is excluded from cash on the face of those statements.

	Six Months Ended
	June 30,
	2026	2025
Net cash provided by operating activities	$109,750	$2,900,524
Net cash used in investing activities	$-	$(101,745)
Net cash provided by (used in) financing activities	$-	$(53,000)

During the six months ended June 30, 2026, net income from discontinued operations was $43,816 and changes in discontinued operating assets and liabilities provided $63,360 of cash. During the six months ended June 30, 2025, net loss from discontinued operations was $3,835,317, offset by $565,467 in non-cash charges and changes in discontinued operating assets and liabilities of $6,170,374.

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

Guarantee of Ranco Notes

The Company has guaranteed the Ranco Notes (aggregate outstanding balance of $4,044,083 at June 30, 2026), which are classified within current liabilities of discontinued operations (see Note 12). Ranco LLC is the primary obligor on these notes; however, the Company may be required to satisfy these obligations in the event Ranco is unable to do so. As of June 30, 2026, no separate guarantee liability has been recognized under ASC 460, as the Company expects the obligations to be settled through negotiated settlements with the lenders. The Company is also pursuing discounted settlement of the discontinued obligations.

NOTE 14: SEGMENT REPORTING

Following the classification of Ranco LLC as a discontinued operation in the fourth quarter of 2025, the Company has one reportable segment for the three and six months ended June 30, 2026 consisting of the CFN/Wine segment, which includes the operations of J Street, Prestige, Interstice Cellars, the CFN Media business, and CNP Operating.

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

As the Company operates in a single reportable segment, the segment financial information is the same as the consolidated financial statements for continuing operations. The following table summarizes key financial data for the Company's single reportable segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenues	$48,598	$6,302	$136,515	$8,585
Cost of revenue	31,852	100	89,099	352
Gross profit	16,746	6,202	47,416	8,233

Selling, general and administrative	1,349,714	337,955	2,576,228	801,886
Loss from operations	(1,332,968)	(331,753)	(2,528,812)	(793,653)

Interest expense	(58,196)	(54,248)	(113,304)	(108,496)
Loss on conversion of accrued interest	-	(60,000)	-	(60,000)
Other income	28,318	-	44,936	-
Total other expense, net	(29,878)	(114,248)	(68,368)	(168,496)

Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(1,362,846)	$(446,001)	$(2,597,180)	$(962,149)

	June 30,	December 31,
	2026	2025
Total assets	$724,848	$1,230,330

NOTE 15: SUBSEQUENT EVENTS

On July 1, 2026, the Company issued a 12% convertible promissory note to a third party in the principal amount of $100,000. Interest accrues at 12% per annum and is payable quarterly on each of June 1, September 1, December 1 and March 1, at the holder’s option in cash or in shares of common stock. The note matures on June 30, 2028 and may be prepaid in whole or in part at any time without penalty. At any time on or after July 1, 2027 and prior to maturity, the outstanding principal is convertible at the holder’s option into shares of common stock at a conversion price of $1.00 per share. In connection with the issuance of the note, the Company issued the lender a five-year common stock purchase warrant to purchase up to 100,000 shares of common stock exercisable at $1.00 per share.

On August 24, 2026, the Company issued a 12% convertible promissory note to a third party in the principal amount of $50,000. Interest accrues at 12% per annum and is payable quarterly on each of June 1, September 1, December 1 and March 1, at the holder’s option in cash or in shares of common stock. The note matures on August 23, 2028 and may be prepaid in whole or in part at any time without penalty. At any time on or after July 1, 2027 and prior to maturity, the outstanding principal is convertible at the holder’s option into shares of common stock at a conversion price of $1.00 per share. In connection with the issuance of the note, the Company issued the lender a five-year common stock purchase warrant to purchase up to 50,000 shares of common stock exercisable at $1.00 per share.

On August 24, 2026, the Company issued to Emerging Growth LLC an aggregate of 333,333 shares of common stock in lieu of $120,000 of interest payable through August 31, 2026 pursuant to the terms of the Series B Preferred Stock.

On August 25, 2026, the Company issued 80,000 shares of common stock for services at an aggregate fair value of $28,800.

The Company has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were issued.

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

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The following are the results of our continuing operations for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025:

	Three Months Ended
	June 30,
	2026	2025	Change	% Change

Net revenues	$48,598	$6,302	$42,296	671%
Cost of revenue	31,852	100	31,752	31752%
Gross profit	16,746	6,202	10,544	170%

Operating expenses:
Selling, general and administrative	1,349,714	337,955	1,011,759	299%
Total operating expenses	1,349,714	337,955	1,011,759	299%

Loss from operations	(1,332,968)	(331,753)	(1,001,215)	302%

Other income (expense):
Interest expense	(58,196)	(54,248)	(3,948)	7%
Loss on conversion of accrued interest	-	(60,000)	60,000	-100%
Other income	28,318	-	28,318	100%
Total other expense, net	(29,878)	(114,248)	84,370	-74%

Provision for income taxes	-	-	-
Net loss	(1,362,846)	(446,001)	(916,845)	206%
Preferred stock interest	105,000	60,000	45,000	75%
Net loss from continuing operations	(1,467,846)	(506,001)	(961,845)	190%
Net loss from discontinued operations, net of tax	(16,559)	(1,847,855)	1,831,296	-99%
Net loss	(1,484,405)	(2,353,856)	869,451	-37%

The following are the results of our continuing operations for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025:

	Six Months Ended
	June 30,
	2026	2025	Change	% Change

Net revenues	$136,515	$8,585	$127,930	1490%
Cost of revenue	89,099	352	88,747	25212%
Gross profit	47,416	8,233	39,183	476%

Operating expenses:
Selling, general and administrative	2,576,228	801,886	1,774,342	221%
Total operating expenses	2,576,228	801,886	1,774,342	221%

Loss from operations	(2,528,812)	(793,653)	(1,735,159)	219%

Other income (expense):
Interest expense	(113,304)	(108,496)	(4,808)	4%
Loss on conversion of accrued interest	-	(60,000)	60,000	-100%
Other income	44,936	-	44,936	100%
Total other expense, net	(68,368)	(168,496)	100,128	-59%

Provision for income taxes	-	-	-
Net loss	(2,597,180)	(962,149)	(1,635,031)	170%
Preferred stock interest	210,000	120,000	90,000	75%
Net loss from continuing operations	(2,807,180)	(1,082,149)	(1,725,031)	159%
Net loss from discontinued operations, net of tax	43,816	(3,835,317)	3,879,133	-101%
Net loss	(2,763,364)	(4,917,466)	2,154,102	-44%

Net Revenues

Net revenues from continuing operations were $48,598 for the three months ended June 30, 2026, compared to $6,302 for the three months ended June 30, 2025, an increase of $42,296. For the six months ended June 30, 2026, net revenues from continuing operations were $136,515, compared to $8,585 for the six months ended June 30, 2025, an increase of $127,930. The increases were primarily attributable to the addition of the wine and beverage operations following the acquisitions of J Street on July 1, 2025 and Prestige on November 3, 2025, which generated product sales of $38,373 and $121,980 during the three and six months ended June 30, 2026, respectively. Revenues from these operations consist primarily of wholesale wine and beverage sales to licensed retailers, wholesalers and other licensed entities, as well as winemaking consulting services provided through Prestige. The CFN Business generated sponsored content services revenue of $10,225 and $14,535 during the three and six months ended June 30, 2026, respectively, as the Company’s focus has shifted toward the integration and commercialization of the wine and beverage platform.

Cost of Revenue

Cost of revenue from continuing operations was $31,852 for the three months ended June 30, 2026, compared to $100 for the three months ended June 30, 2025. For the six months ended June 30, 2026, cost of revenue was $89,099, compared to $352 for the six months ended June 30, 2025. The increase in both periods was primarily attributable to the cost of wine and beverage products sold following the acquisitions of J Street and Prestige.

Selling, General and Administrative Expenses

Selling, general and administrative expenses from continuing operations were $1,349,714 for the three months ended June 30, 2026, compared to $337,955 for the three months ended June 30, 2025, an increase of $1,011,759. For the six months ended June 30, 2026, selling, general and administrative expenses were $2,576,228, compared to $801,886 for the six months ended June 30, 2025, an increase of $1,774,342. The increases were primarily attributable to non-cash stock-based compensation of $1,417,800 for the six months ended June 30, 2026, which included $900,000 relating to warrants issued to officers in May 2026 and $517,800 relating to shares of common stock issued for services, an inventory write-off of $413,250 recorded during the six months ended June 30, 2026, and increased personnel, professional and public company costs associated with the expansion of the wine and beverage platform.

Loss from Operations

Loss from continuing operations was $1,332,968 for the three months ended June 30, 2026, compared to $331,753 for the three months ended June 30, 2025. For the six months ended June 30, 2026, loss from continuing operations was $2,528,812, compared to $793,653 for the six months ended June 30, 2025. The increases in loss from operations were attributable to the increases in operating expenses described above, partially offset by higher gross profit.

Other Income (Expense)

Total other expense, net, from continuing operations was $29,878 for the three months ended June 30, 2026, compared to $114,248 for the three months ended June 30, 2025. For the six months ended June 30, 2026, total other expense, net, was $68,368, compared to $168,496 for the six months ended June 30, 2025. The decreases were primarily attributable to a $60,000 loss on conversion of accrued interest recognized in the 2025 periods and to other income of $28,318 and $44,936 recognized during the three and six months ended June 30, 2026, respectively, partially offset by higher interest expense of $58,196 and $113,304 for the three and six months ended June 30, 2026, respectively.

Provision for Income Taxes

There was no provision for income taxes for the three and six months ended June 30, 2026 and 2025.

Net Loss from Continuing Operations

Net loss from continuing operations attributable to common stockholders, after preferred stock interest of $105,000 and $60,000 for the three months ended June 30, 2026 and 2025, respectively, was $1,467,846 and $506,001 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, net loss from continuing operations attributable to common stockholders, after preferred stock interest of $210,000 and $120,000, respectively, was $2,807,180 and $1,082,149, respectively.

Discontinued Operations

Net loss from discontinued operations, net of tax, was approximately $16,559 for the three months ended June 30, 2026, compared to a net loss of approximately $1,847,855 for the three months ended June 30, 2025. For the six months ended June 30, 2026, net income from discontinued operations, net of tax, was approximately $43,816, compared to a net loss of approximately $3,835,317 for the six months ended June 30, 2025. The change reflects the wind-down of Ranco’s operations following the November 2025 Board-approved plan to discontinue Ranco, and, for the six-month period, other income recognized in connection with the wind-down. See Note 12 to the unaudited condensed consolidated financial statements.

Net Loss

Net loss for the three months ended June 30, 2026 was $1,484,405, compared to $2,353,856 for the three months ended June 30, 2025. Net loss for the six months ended June 30, 2026 was $2,763,364, compared to $4,917,466 for the six months ended June 30, 2025. The decreases in net loss were primarily attributable to the substantial reduction in losses from discontinued operations, partially offset by increased operating expenses from continuing operations.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, we had cash of $76,068, a working capital deficit of $24,788,849, and an accumulated deficit of $88,530,825. For the six months ended June 30, 2026, we incurred a net loss of $2,763,364 and used $333,247 of cash in operating activities from continuing operations.

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

Cash Flows

The following is a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025
Net cash (used in) provided by operating activities	$(223,497)	$1,580,821
Net cash used in investing activities	$-	$(101,745)
Net cash provided by (used in) financing activities	$101,614	$(57,386)

Cash Used in Operating Activities

Net cash used in operating activities from continuing operations was $333,247 during the six months ended June 30, 2026, and cash transferred from discontinued operations was $109,750, resulting in total net cash used in operating activities of $223,497. During the six months ended June 30, 2025, net cash used in operating activities from continuing operations was $1,319,703 and cash transferred from discontinued operations was $2,900,524, resulting in total net cash provided by operating activities of $1,580,821.

Cash Used in Investing Activities

There was no cash used in or provided by investing activities from continuing operations during the six months ended June 30, 2026 or 2025. Net cash used in investing activities during the six months ended June 30, 2025 was $101,745, consisting of purchases of property and equipment by Ranco, which are reflected within discontinued operations and are excluded from the cash flows of continuing operations.

Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 was $101,614, reflecting $106,000 of proceeds from the issuance of promissory notes, partially offset by repayment of notes of $4,386. The promissory notes were issued with warrants, and $28,132 of warrant value was recorded as a non-cash item. Net cash used in financing activities during the six months ended June 30, 2025 was $57,386, reflecting $4,386 of repayment of notes from continuing operations and $53,000 used in financing activities of discontinued operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company issued an aggregate of 120,000 shares of common stock for services at an aggregate fair value of $108,000 and 470,000 shares of common stock in satisfaction of accrued preferred stock interest at an aggregate fair value of $423,000. The shares were issued in private transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

During the three months ended June 30, 2026, the Company issued an aggregate of 80,000 immediately exercisable five-year warrants to purchase shares of common stock at an exercise price of $0.50 per share. The warrants were issued in private transactions exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

During the three months ended June 30, 2026, the Company issued an aggregate of 500,000 immediately exercisable ten-year warrants to purchase shares of common stock at an exercise price of $0.50 per share to Brian Ross, the Company’s President and Chief Executive Officer and a director, and Mario Marsillo Jr., the Company’s Chief Business Officer and a director, in consideration of each executive officer’s and director’s services to the Company and in connection with their continuing deferral of compensation . The warrants were issued in private transactions exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving a public offering.

Item 5. Other Information

Given the timing of the events, the following information is included in this Form 10-Q pursuant to Item 3.02 Unregistered Sales of Equity Securities” of Form 8-K in lieu of filing a Form 8-K.

On July 1, 2026, the Company issued a five-year common stock purchase warrant to purchase up to 100,000 shares of common stock exercisable at $1.00 per share in connection with the 12% promissory note issued on July 1, 2026. The warrant is exercisable at any time following the issue date of July 1, 2026 through the fifth anniversary thereof and contains customary anti-dilution adjustments for stock dividends, stock splits and combinations, and reorganization, consolidation, merger and similar transactions. The warrant was issued in a private transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

On August 24, 2026, the Company issued a five-year common stock purchase warrant to purchase up to 50,000 shares of common stock exercisable at $1.00 per share in connection with the 12% promissory note issued on August 24, 2026. The warrant is exercisable at any time following the issue date of August 24, 2026 through the fifth anniversary thereof and contains customary anti-dilution adjustments for stock dividends, stock splits and combinations, and reorganization, consolidation, merger and similar transactions. The warrant was issued in a private transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

On August 24, 2026, the Company issued to Emerging Growth LLC an aggregate of 333,333 shares of common stock in lieu of $120,000 of interest payable through August 31, 2026 pursuant to the terms of the Series B Preferred Stock. The shares were issued in a private transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

On August 25, 2026, the Company issued 80,000 shares of common stock for services at an aggregate fair value of $28,800. The shares were issued in a private transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

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

CFN ENTERPRISES INC.

Date: August 26, 2026	By:	/s/ Brian Ross
Brian Ross
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)